Form 10-Q
period 2008-09-30
Digimarc CORP
filed 2008-11-24
CIK 1438231

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34108

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2828185 (I.R.S. Employer Identification No.)
9405 SW Gemini Drive, Beaverton, Oregon 97008 (Address of principal executive offices) (Zip Code)
(503) 469-4800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of November 20, 2008, there were 7,279,442 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Table of Contents

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:	3
	Balance Sheets as of September 30, 2008, August 1, 2008 and December 31, 2007 (Unaudited)	3
	Statements of Operations for the Period August 2, 2008 through September 30, 2008, for the Period July 1, 2008 through August 1, 2008 and for the three-months ended September 30, 2007 (Unaudited)	4
	Statements of Operations for the Period August 2, 2008 through September 30, 2008, for the Period January 1, 2008 through August 1, 2008 and for the nine-months ended September 30, 2007 (Unaudited)	5
	Statements of Stockholders' Equity as of September 30, 2008, August 1, 2008 and December 31, 2007 (Unaudited)	6
	Statements of Cash Flows for the Period August 2, 2008 through September 30, 2008, for the Period January 1, 2008 through August 1, 2008 and for the nine-months ended September 30, 2007 (Unaudited)	7
	Notes to Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4T.	Controls and Procedures	49
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 4.	Submission of Matters to a Vote of Security Holders	61
Item 6.	Exhibits	62
SIGNATURES		64

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	Successor	Predecessor	Predecessor
	September 30, 2008	August 1, 2008	December 31, 2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$44,538	$50,900	$29,145
Short-term investments	4,920	3,849	3,568
Trade accounts receivable, net	3,579	3,077	3,752
Other current assets	575	4,757	387

Total current assets	53,612	62,583	36,852
Property and equipment, net	1,296	1,341	1,227
Intangibles, net	187	—	—
Other assets, net	167	187	372

Total assets	$55,262	$64,111	$38,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$825	$1,208	$464
Accrued payroll and related costs	1,654	2,053	199
Accrued merger related liabilities	1,906	10,766	—
Deferred revenue	2,403	2,054	2,734

Total current liabilities	6,788	16,081	3,397
Long-term liabilities	281	237	215

Total liabilities	7,069	16,318	3,612
Commitments and contingencies (Note 9)
Stockholders' equity:
Net parent's investment	—	47,793	34,839
Preferred stock (10,000 shares issued and outstanding at September 30, 2008)	50	—	—
Common stock (7,143,442 shares issued and outstanding at September 30, 2008)	7	—	—
Additional paid-in capital	47,736	—	—
Retained earnings	400	—	—

Total stockholders' equity	48,193	47,793	34,839

Total liabilities and stockholders' equity	$55,262	$64,111	$38,451

(1)
Derived from the Company's December 31, 2007 audited, carved-out business of Old Digimarc Corporation financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Successor	Predecessor	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2007
Revenue:
Service	$1,645	$921	$2,063
Product and subscription	1,536	829	1,244

Total revenue	3,181	1,750	3,307
Cost of revenue:
Service	890	527	926
Product and subscription	44	25	67

Total cost of revenue	934	552	993
Gross profit	2,247	1,198	2,314
Operating expenses:
Sales and marketing	390	589	634
Research, development and engineering	780	239	656
General and administrative	932	442	797
Intellectual property	120	176	373
Transitional services	(196)	—	—

Total operating expenses	2,026	1,446	2,460

Operating income (loss)	221	(248)	(146)
Other income (expense), net	179	75	321

Income (loss) before provision for income taxes	400	(173)	175
(Provision) benefit for income taxes	—	—	—

Net income (loss)	$400	$(173)	$175

Earnings (loss) per share:
Net income (loss) per share—basic	$0.06
Net income (loss) per share—diluted	$0.06
Weighted average shares outstanding—basic	7,143
Weighted average shares outstanding—diluted	7,143
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic		$(0.02)	$0.02
Net income (loss) per share—diluted		$(0.02)	$0.02
Weighted average shares outstanding—basic		7,143	7,143
Weighted average shares outstanding—diluted		7,143	7,143

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Successor	Predecessor	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2007
Revenue:
Service	$1,645	$6,456	$5,691
Product and subscription	1,536	5,494	3,947

Total revenue	3,181	11,950	9,638
Cost of revenue:
Service	890	3,519	2,728
Product and subscription	44	145	151

Total cost of revenue	934	3,664	2,879
Gross profit	2,247	8,286	6,759
Operating expenses:
Sales and marketing	390	1,928	1,940
Research, development and engineering	780	2,071	2,214
General and administrative	932	2,349	2,498
Intellectual property	120	1,102	1,217
Transitional services	(196)	—	—

Total operating expenses	2,026	7,450	7,869

Operating income (loss)	221	836	(1,110)
Other income (expense), net	179	590	1,026

Income (loss) before provision for income taxes	400	1,426	(84)
(Provision) benefit for income taxes	—	(11)	(9)

Net income (loss)	$400	$1,415	$(93)

Earnings (Loss) Per share:
Net income (loss) per share—basic	$0.06
Net income (loss) per share—diluted	$0.06
Weighted average shares outstanding—basic	7,143
Weighted average shares outstanding—diluted	7,143
Pro-forma Earnings (loss) per share:
Net income (loss) per share—basic		$0.20	$(0.01)
Net income (loss) per share—diluted		$0.20	$(0.01)
Weighted average shares outstanding—basic		7,143	7,143
Weighted average shares outstanding—diluted		7,143	7,143

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock
					Additional paid-in capital	Retained Earnings	Net Parent Investment	Total stockholders' equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 2007	—	$—	—	$—	$—	$—	$34,839	$34,839
Cash from Parent stock activity	—	—	—	—	—	—	23,862	23,862
Stock compensation allocated from Parent	—	—	—	—	—	—	914	914
Net activity with Parent	—	—	—	—	—	—	(13,237)	(13,237)
Net income (loss)	—	—	—	—	—	—	1,415	1,415

BALANCE AT AUGUST 1, 2008	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Net income (loss)	—	—	—	—	—	400	—	400

BALANCE AT SEPTEMBER 30, 2008	10,000	$50	7,143,442	$7	$47,736	$400	$—	$48,193

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Successor	Predecessor	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income (loss)	$400	$1,415	$(93)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69	568	458
Stock-based compensation expense	—	914	899
Increase (decrease) in allowance for doubtful accounts	—	(43)	—
Other non-cash charges	—	405	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(502)	718	607
Other current assets	4,182	(4,370)	(59)
Other assets, net	20	(103)	(11)
Accounts payable and other accrued liabilities	(383)	744	(62)
Accrued payroll and related costs	(399)	1,854	(579)
Accrued merger related liabilities	(8,860)	10,766	—
Deferred revenue	343	(677)	(212)
Other liabilities	50	19	(41)

Net cash provided by (used in) operating activities	(5,080)	12,210	907
Cash flows from investing activities:
Purchase of property and equipment	(24)	(799)	(294)
Capitalized patent costs	(187)	—	—
Sale or maturity of short-term investments	69,674	136,767	105,284
Purchase of short-term investments	(70,745)	(137,048)	(109,042)

Net cash provided by (used in) investing activities	(1,282)	(1,080)	(4,052)
Cash flows from financing activities:
Cash from Parent stock activity	—	23,862	1,922
Net activity with Parent	—	(13,237)	(3,054)

Net cash provided by (used in) financing activities	—	10,625	(1,132)

Net increase (decrease) in cash and cash equivalents	(6,362)	21,755	(4,277)
Cash and cash equivalents at beginning of period	50,900	29,145	33,073

Cash and cash equivalents at end of period	$44,538	$50,900	$28,796

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Digimarc Corporation ("Digimarc" or the "Company") enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company's technology provides the means to infuse persistent digital information, perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. The Company's technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

Acquisition of Old Digimarc and Separation of DMRC Corporation

        On June 29, 2008, the former Digimarc Corporation ("Old Digimarc") entered into an amended and restated merger agreement, as amended by Amendment No. 1 dated as of July 17, 2008, which we refer to as the Old Digimarc/L-1 merger agreement, with L-1 Identity Solutions, Inc. and Dolomite Acquisition Co., a wholly owned subsidiary of L-1, pursuant to which Dolomite, in a transaction which we refer to as the offer, purchased more than 90% of the outstanding shares of Old Digimarc common stock, together with the associated preferred stock purchase rights, for $12.25 per share. On August 13, 2008, following the completion of the offer, Dolomite merged with and into Old Digimarc with Old Digimarc continuing as the surviving company and a wholly owned subsidiary of L-1.

        On August 1, 2008, prior to the initial expiration of the offer, Old Digimarc contributed all of the assets and liabilities related to its digital watermarking business, which we refer to as the Digital Watermarking Business, together with all of Old Digimarc's cash, to DMRC LLC. Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the Old Digimarc/L-1 merger, DMRC Corporation changed its name to Digimarc Corporation. The shares of Digimarc common stock were held by the trust until the Form 10, General Form for Registration of Securities, was declared effective by the Securities and Exchange Commission ("SEC") on October 16, 2008, at which time the shares were distributed to Old Digimarc record holders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares of Old Digimarc common stock on August 1, 2008 at 5:30 pm Eastern time, the spin-off record date and time. Each Old Digimarc record holder was entitled to receive one share of Digimarc common stock for every three and one half shares of Old Digimarc common stock held by the stockholder as of the record date and time.

        Old Digimarc, L-1, DMRC LLC and DMRC Corporation entered into various agreements in order to accomplish the spin-off transaction.

Interim Financial Statements

        The accompanying financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the "U.S.") have been condensed or omitted in accordance with the rules and regulations of the SEC.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10. The results of operations for the interim periods presented in these financial statements are not necessarily indicative of the results for the full year.

Basis of Accounting; Predecessor Financial Statements

        The predecessor financial statements include certain accounts of Old Digimarc and the assets, liabilities and results of operations of Old Digimarc's Digital Watermarking Business that were separated, or "carved-out" from Old Digimarc. The operating expenses included in the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of the expenses was not practicable. The common costs include expenses from Old Digimarc related to various operating shared services cost centers, including executive, finance and accounting, human resources, legal, marketing, intellectual property, facilities and information technology.

        Management believes that the assumptions underlying the predecessor financial statements are reasonable. The cost allocation methods applied to certain shared services common cost centers include the following:

  •
  Specific identification.    Where the amounts were specifically identified to the predecessor or Old Digimarc's Secure ID Business, they were classified accordingly.

  •
  Reasonable allocation.    Where the amounts were not clearly or specifically identified, management determined if a reasonable allocation method could be applied. For example, in the shared services human resources ("HR") cost center, management allocated the costs based on the relative headcount of the predecessor and Old Digimarc's Secure ID Business. This allocation was based on the assumption that HR support costs should be relatively equal per employee. In the intellectual property cost center, management allocated the costs based on the relative number of patents that were used by each business.

  •
  General allocation approach.    For consistency, when specific identification or the reasonable allocation method did not seem to fit the situation, management used a general allocation approach. This approach consisted of a blended rate based on what management determined to be the primary drivers for shared services:

  •
  Revenue ratio between the businesses.

  •
  Property and equipment balances, which served as a proxy for capital expenditures. The effort expended on capital projects is a factor in the expense and effort of shared services. To avoid fluctuations that occur in capital spending, management believes that these allocated balances represent a relative trend of capital spending between the businesses. In

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

      determining the relative balances of property, management excluded the central information technology assets because they supported the entire organization.

    •
    Headcount between the businesses.

  Other key assumptions differing from the historical accounting of Old Digimarc:

  •
  Cash:    All cash balances of Old Digimarc are treated as retained by Digimarc, consistent with the Old Digimarc/L-1 merger agreement. Accordingly, restricted cash on the books of Old Digimarc that related directly to its operations flowed through to Digimarc in these financial statements as non-restricted cash included in cash and cash equivalents in the predecessor financial statements. The letters of credit that required the restricted cash remained with Old Digimarc following its acquisition by L-1.

  •
  Incentive compensation allocations to cost of services:    Cost of incentive compensation related to bonus and stock compensation charges for employees in the research, development and engineering cost centers was not considered significant to Old Digimarc's consolidated operations during the periods reported and were treated as research, development and engineering costs in Old Digimarc's financial statements. For Digimarc's reporting purposes, these incentive compensation costs have been allocated to cost of services to the extent that their pro rata salary allocations were made to the cost of services expense category. The impact for the reported periods ranged from a 1% to 3% reduction in margins compared to the results had the allocations not been made.

  •
  Earnings (loss) per share (unaudited):    The weighted average shares outstanding—basic and diluted of 7,143,442 was calculated based on a distribution ratio of one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock, excluding shares held in treasury, outstanding at August 1, 2008, the date of the spin-off of Digimarc from Old Digimarc.

  •
  Stock activity:    All stock activity (transactions from stock options, restricted stock, employee stock purchase plan and stock compensation) was carried on the books of Old Digimarc. All net cash from these activities was retained by Digimarc and stock-based compensation expense associated with stock activity was allocated to the predecessor in accordance with the basis of accounting methodology outlined above.

  •
  Capital leases:    Digimarc shares various infrastructure activities with Old Digimarc and was charged for its allocated share of capital lease costs in the form of allocated depreciation and interest expense. The assets and liabilities associated with the capital leases were carried on the books of Old Digimarc.

  •
  Leasehold improvements:    Digimarc occupies the majority of Old Digimarc's Beaverton facility and assumed the lease and most all related furniture, fixtures and leasehold improvements when Old Digimarc completed the spin-off of Digimarc. The leasehold was recorded as part of property and equipment on the balance sheet of Digimarc, and as a result, pro rata depreciation and rent expenses were allocated to Old Digimarc.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  •
  Intercompany transactions:    With the retention by Digimarc of all of Old Digimarc cash, Digimarc's cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as "net activity with Parent" in the Statement of Stockholders' Equity. All intercompany transactions were eliminated.

  •
  Merger related costs:    All Old Digimarc costs related to the Old Digimarc/L-1 merger were allocated to Old Digimarc. Digimarc was responsible for the payment of the majority of these costs.

  •
  Commitments and contingencies:    Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

        The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor been a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the financial position, results of operations and cash flows of Digimarc's current business, had the predecessor operated as a separate, stand-alone public entity during the periods presented in the predecessor financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. It is expected that the initial operating costs of Digimarc on a stand-alone basis will be higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the financial position, results of operations and cash flows reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, reserves for uncollectible accounts receivable, contingencies and litigation and stock-based compensation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Investments

        The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term investments. Short-term investments include federal agency notes, company notes, and commercial paper. The Company's marketable securities are generally classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

        A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount of fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by the Company.

        Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective-interest method. Under this method, dividend and interest income are recognized when earned.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued payroll approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value because the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Concentrations of Business and Credit Risk

        A significant portion of our business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

        Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade and unbilled accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term investments with our principal banks, our investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

agencies, which have no limits, at the time of purchase. As a result, the credit risk associated with cash and investments is believed to be minimal.

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

        Under SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

Research and Development

        Research and development costs are expensed as incurred as defined in SFAS No. 2, Accounting for Research and Development Costs. Digimarc accounts for amounts received under its funded research and development arrangements in accordance with the provisions of SFAS No. 68, Research and Development Arrangements. Under the terms of the arrangements, Digimarc is not obligated to repay any of the amounts provided by the funding parties. As a result, Digimarc recognizes revenue as the services are performed.

Patent Costs

        Effective August 2, 2008, costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs include internal legal labor, professional legal fees, government filing fees and translation fees related to obtaining the Company's patent portfolio. Such costs were expensed in the predecessor financial statements.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Effective August 2, 2008, costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the respective periods, generally from one to four years. These costs were expensed in the predecessor financial statements.

Revenue Recognition

        The Company's revenue consists of subscription revenue, which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company's revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition, SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions, SOP 81-1 Accounting for the Performance of Construction Type and Certain Production-Type Contracts, and Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Other income (expense), net

        The Company's other income (expense), net consists primarily of interest income earned on cash and short term investments. Some minor amounts are included in this category that relate to interest expense for capital lease allocations from Old Digimarc and for other non-operating items.

2. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective the first fiscal year beginning after November 15, 2007. The Company has applied the provisions of this standard regarding the framework of measuring fair value and noted no material effect on the current financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective the first fiscal year beginning after November 15, 2007. The Company has elected not to measure certain financial assets and liabilities at fair value as permitted by SFAS No. 159.

        In April 2008, FASB issued Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of this Staff Position to have a material effect on its financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. This statement was approved on September 16, 2008 and became effective 60 days thereafter. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material effect on the Company's financial statements.

3. Revenue Recognition

        Some customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows: (i) the delivered item has value to the customer on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item, and (iii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. For the Company's purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. Revenue is recognized in accordance with SAB 104 when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collection is probable.

        AICPA SOP No. 98-9 requires that revenue be recognized using the "residual method" in circumstances when vendor specific objective evidence ("VSOE") exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of AICPA SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

3. Revenue Recognition (Continued)

        Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

  •
  Revenue from professional service arrangements is generally determined based on time and materials. Revenue for professional services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

  •
  Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are determinable, and collection is probable. Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription. These revenues include the licensing of digital watermarking products and services for use in authenticating documents, detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents, for use in communicating copyright, asset management and business-to-business image commerce solutions, and for use in connecting analog media to a digital environment.

  •
  Software revenue is recognized in accordance with AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9. Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable. Software revenue is recognized over the term of the license or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

  •
  Maintenance revenue is recognized when the maintenance amounts owed to the Company have been earned, are determinable, and collection is probable. Maintenance contracts are, at times, paid in advance and revenue is recognized ratably on a straight-line basis over the term of the service period.

  •
  The Company records revenue from some customers upon cash receipt as a result of collectibility not being reasonably assured.

  •
  Revenue earned which has not been invoiced is classified as unbilled trade receivables, which is included in the balance of trade accounts receivable, net in the balance sheets.

  •
  Deferred revenue consists of payments received in advance for professional services, subscriptions and hardware for which revenue has not been earned.

4. Segment Information

  Geographic Information

        The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through licensing of intellectual property, subscriptions to various products and services, and the delivery of services pursuant to contracts with various customers. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

4. Segment Information (Continued)

        Revenue by geographic area is as follows:

	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2007	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2007
Domestic	$1,541	$960	$998	$6,274	$2,672
International	1,640	790	2,309	5,676	6,966

Total	$3,181	$1,750	$3,307	$11,950	$9,638

  Major Customers

        Customers who accounted for more than 10% of the Company's revenues:

	Successor	Predecessor	Predecessor		Predecessor	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2007		Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2007
Customer A	44%	40%	62%		39%	62%
Customer B	35%	38%		*	38%	*
Customer C	*	*		*	*	11%

*
less than 10%

5. Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc. All cash flow related to stock compensation generated by Old Digimarc was retained by Digimarc.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Stock-based Compensation Allocated from Old Digimarc.

	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2007	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2007
Stock-based compensation:
Cost of revenue	$—	$14	$28	$99	$68
Sales and marketing	—	32	72	208	216
Research, development and engineering	—	4	12	34	32
General and administrative	—	81	183	537	548
Intellectual property	—	5	13	35	35

Total stock-based compensation	$—	$136	$308	$913	$899

        For the period August 2, 2008 through September 30, 2008 there were no restricted stock or stock option grants awarded or outstanding. Accordingly, there was no stock compensation expense.

6. Trade Accounts Receivable

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Revenue earned which has not been invoiced as of the balance sheet date, and generally billed the following month, is classified as unbilled trade receivables in the balance sheets.

	Successor	Predecessor	Predecessor
	September 30, 2008	August 1, 2008	December 31, 2007
Billed trade receivables, net	$2,655	$2,162	$3,236
Unbilled trade receivables	924	915	559

Subtotal	3,579	3,077	3,795
Allowance for doubtful accounts	—	—	(43)

Trade accounts receivable, net	$3,579	$3,077	$3,752

Unpaid deferred revenues included in accounts receivable	$1,830	$300	$2,271

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

6. Trade Accounts Receivable (Continued)

  Allowance for doubtful accounts

        The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  Unpaid deferred revenues

        The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company's customers.

  Major customers

        Customers who accounted for more than 10% of accounts receivable, net:

	Successor	Predecessor	Predecessor
	September 30, 2008	August 1, 2008	December 31, 2007
Customer A	34%	61%	64%
Customer B	49%	24%	*
Customer C	*	*	11%

*
less than 10%

7. Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital lease obligations are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance are charged to expense when incurred.

        Depreciation on property and equipment is calculated by the straight-line method over the estimated useful lives of the assets, generally two to seven years. Property and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or the

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

7. Property and Equipment (Continued)

estimated useful life. Amortization of property and equipment under capital lease is included in depreciation expense.

	Successor	Predecessor	Predecessor
	September 30, 2008	August 1, 2008	December 31, 2007
	(unaudited)
Office furniture fixture	$291	$1,090	$1,086
Equipment	752	2,551	3,411
Leasehold improvements	320	696	679

	1,363	4,337	5,176
Less accumulated depreciation and amortization	(67)	(2,996)	(3,949)

	$1,296	$1,341	$1,227

8. Transitional Services

        In connection with the sale of Old Digimarc's Secure ID Business and the spin-off of the Digital Watermarking Business, Old Digimarc and Digimarc entered into a transition services agreement to provide one another with transition services and other assistance substantially consistent with the services provided before the spin-off.

        To enable Old Digimarc to continue its operation of the Secure ID Business and facilitate the effective transition of the Digital Watermarking Business to Digimarc, under the transition services agreement Old Digimarc provides the following services or support to Digimarc: information technology services and legal services. Similarly, Digimarc provides the following services or support to Old Digimarc: accounting and tax services, information technology services, legal services, human resource services and facilities.

        The fees for the transition services generally are intended to cover each party's reasonable costs incurred in connection with providing the transition services. Hourly rates for personnel performing transition services were determined based on fully loaded costs, taking into account base pay, a bonus based on obtaining target earnings, payroll taxes, benefit costs, a pro rata portion of overhead charges paid by Old Digimarc or Digimarc, as applicable, and the current year stock compensation charge for the individual, divided by the total hours available for the employee for the year, taking into account the need for administrative time.

        The net transitional services expenses reimbursed to Digimarc aggregated $196 for the period August 2, 2008 through September 30, 2008 and are expected to decline through mid-2009 as the amount of transition services decline.

9. Income Taxes

         Old Digimarc.    The provision for income taxes reflects withholding tax expense in various foreign jurisdictions. For all historic periods reported in the financial statements, Old Digimarc maintained valuation allowances against its net deferred tax assets, including net operating loss carryforwards,

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

9. Income Taxes (Continued)

because it was more likely than not that the deferred taxes would not be realized. The provision for income taxes included foreign taxes withheld by Old Digimarc's customers and paid to foreign jurisdictions on its behalf. The predecessor financial statements indicate cumulative losses through August 1, 2008. Furthermore, the amounts of cumulative expenses in the financial statements that were not allowed for federal and state income tax purposes were not sufficient to result in positive taxable income which would have required the Company to record income tax expense. As a result, no Federal or state income tax benefit was recognized for the book losses that were incurred in those periods prior to 2007 and no income tax expense was recognized during the 2007 and 2008 periods because any expense was offset by the benefit of net operating loss carry-forwards. Digimarc as a separate legal entity will not benefit from any of the carryforward tax attributes of Old Digimarc, including net operating loss carryforwards.

         Digimarc.    There was no provision for income taxes of Digimarc for the period from August 2, 2008 through September 30, 2008 because the net differences between book and taxable income for the period are expected to result in no tax liabilities and there was no withholding tax expense in any foreign jurisdictions. Furthermore, a valuation allowance will be maintained against the net deferred tax assets until such time that the Company is reasonably able to predict that the tax assets will be realized.

10. Commitments and Contingencies

        Certain of the Company's product license and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2008, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Quarterly Financial Information

	Predecessor	Predecessor	Predecessor	Successor
Quarter ended:	March 31	June 30	Period July 1 through August 1	Period August 2 through September 30
2008
Service revenue	$2,548	$2,987	$921	$1,645
License and subscription revenue	2,537	2,128	829	1,536

Total revenue	5,085	5,115	1,750	3,181
Total cost of revenue	1,408	1,704	552	934
Gross profit	3,677	3,411	1,198	2,247
Gross profit percent, service revenue	47%	45%	43%	46%
Gross profit percent, license and subscription revenue	98%	97%	97%	97%
Gross profit percent, total	72%	67%	69%	71%
Sales and marketing	656	683	589	390
Research, development and engineering	922	910	239	780
General and administrative	980	927	442	932
Intellectual property	478	448	176	120
Transitional services	—	—	—	(196)
Operating income (loss)	641	443	(248)	221
Net income (loss)	924	664	(173)	400

	Predecessor	Predecessor	Predecessor	Predecessor
Quarter ended:	March 31	June 30	September 30	December 31
2007
Service revenue	$1,877	$1,751	$2,063	$2,115
License and subscription revenue	1,608	1,095	1,244	1,272

Total revenue	3,485	2,846	3,307	3,387
Total cost of revenue	950	936	993	1,153
Gross profit	2,535	1,910	2,314	2,234
Gross profit percent, service revenue	51%	50%	55%	47%
Gross profit percent, license and subscription revenue	98%	95%	95%	95%
Gross profit percent	73%	67%	70%	66%
Sales and marketing	639	667	634	513
Research, development and engineering	729	829	656	698
General and administrative	857	844	797	847
Intellectual property	431	413	373	376
Operating income (loss)	(121)	(843)	(146)	(200)
Net income (loss)	250	(518)	175	148

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

        The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited financial statements and related notes included in our Form 10, General Form for Registration of Securities, that became effective on October16, 2008, and other reports and filings made with the Securities and Exchange Commission ("SEC").

        Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (i) "Digimarc," "we," "our" and "us" refer to Digimarc Corporation and (ii) "Old Digimarc" refers to the former Digimarc Corporation, which merged with and into a wholly owned subsidiary of L-1 Identity Solutions, Inc. ("L-1") on August 13, 2008, and its consolidated subsidiaries (other than us).

        All dollar amounts are in thousands, unless otherwise noted.

The Separation of the Digital Watermarking Business from Old Digimarc

        On August 1, 2008, Old Digimarc spun off the common stock of Digimarc, which held all of the assets and liabilities of Old Digimarc's Digital Watermarking Business. Following the spin-off we issued to our executive officers shares of Series A Redeemable Nonvoting Preferred stock in the aggregate amount of $50.

        Until August 1, 2008, we were a wholly owned subsidiary of DMRC LLC, which immediately prior to the spin-off was a wholly owned subsidiary of Old Digimarc. DMRC LLC was formed in Delaware on June 18, 2008, in anticipation of the spin-off of the Digital Watermarking Business. Prior to the spin-off, in a transaction which we refer to as the restructuring, Old Digimarc contributed all of the assets and liabilities related to its Digital Watermarking Business, together with all of Old Digimarc's cash, including cash received upon the exercise of stock options, to DMRC LLC. The restructuring did not result in the loss of any significant Digital Watermarking Business customers or contracts.

        Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders on the basis of one limited liability company interest of DMRC LLC for every three and one-half shares of Old Digimarc common stock held by the stockholder as of the spin-off record date and time. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the Old Digimarc/L-1 merger, DMRC Corporation changed its name to Digimarc Corporation. As a result, upon effectiveness of the Form 10 on October 16, 2008, each Old Digimarc record holder received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the stockholder as of the spin-off record date and time.

        The trust in which all of the shares of Digimarc were held was established under Delaware law for the benefit of Old Digimarc record holders. The trust held all of the shares of Digimarc until the Form 10 was declared effective by the SEC, at which time the shares were distributed to Old Digimarc record holders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares of Old Digimarc common stock on the spin-off record date and time. The Digimarc shares were the sole asset of the trust, and the sole purpose of the trust was to hold and distribute those shares. The trustees of the trust were selected from Digimarc's independent directors, and had exclusive authority to take actions on behalf of the trust within its stated purposes. Beneficial interests in the trust were not issued in certificated form or otherwise evidenced by separate instruments of any kind, and were not permitted to be traded. Following effectiveness of the Form 10, the trust distributed the shares of our common stock to Old Digimarc stockholders as of the spin-off record date and time, the trust was liquidated and we became an independent, publicly-traded company owning and operating the Digital Watermarking Business.

Overview

        Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. Our technology provides the means to infuse persistent digital information, perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

        Our technologies, and those of our licensees, span the complete range of media content, enabling our customers and those of our partners to:

  •
  Quickly identify and effectively manage music, movies, television programming, digital images, documents and other printed materials, especially in light of new non-linear distribution over the internet;

  •
  Deter counterfeiting of money, media and goods, and piracy of movies and music;

  •
  Support new digital media distribution models and methods to monetize media content;

  •
  Leverage the power of intuitive computing to instantly link consumers to a wealth of information and/or interactive experiences related to the media and objects they encounter each day;

  •
  Provide consumers with more choice and access to media content when, where and how they want it;

  •
  Enhance imagery and video by associating metadata or authenticate media content for government and commercial uses; and

  •
  Better secure identity documents to enhance national security and combat identity theft and fraud.

        At the core of our intellectual property is a signal processing technology innovation known as "digital watermarking" which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and some physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. The digital information can be detected and read by a wide range of computers, mobile phones, and other digital devices.

        We provide technology-based solutions directly and through our licensees. Our proprietary technologies have proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

        To protect our significant efforts in creating these technologies, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world's most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 370 U.S. and over 85 foreign issued patents and more than 400 U.S. and foreign patent applications on file as of September 30, 2008.

         Backlog.    Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of September 30, 2008 will generate approximately $59 million in revenue during the contractual terms of such contracts, currently up to seven years. We expect more than $4 million of this amount to be recognized as revenue during the remainder of 2008. Some factors that lead to increased backlog include:

  •
  contracts with new customers,

  •
  renewals with current customers,

  •
  add-on orders to current customers, and

  •
  contracts with longer contractual periods replacing contracts with shorter contractual periods.

        Some factors that lead to decreased backlog are:

  •
  recognition of revenue associated with backlog currently in place,

  •
  contracts with shorter contractual periods replacing contracts with longer contractual periods, and

  •
  contracts ending with existing customers.

        The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. There is no assurance that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of such realization may change.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts fixed assets, intangible assets, income taxes, long-term service contracts, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, revenue recognition on license and subscription arrangements, impairments and estimation of useful lives of long-lived assets, reserves for uncollectible accounts receivable, contingencies and litigation and stock-based compensation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

         Basis of Accounting; Predecessor Financial Statements    The predecessor financial statements include certain accounts of Old Digimarc and the assets, liabilities and results of operations of Old Digimarc's Digital Watermarking Business that were separated, or "carved-out," from Old Digimarc. The operating expenses included in the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of the expenses was not practicable. The common costs include expenses from Old Digimarc related to various operating shared services cost centers, including: executive, finance and accounting, human resources, legal, marketing, intellectual property, facilities and information technology. Management believes that the assumptions underlying the predecessor financial statements are reasonable. The cost allocation methods applied to certain shared services common cost centers include the following:

  •
  Specific identification.    Where the amounts were specifically identified to the predecessor or Old Digimarc's Secure ID Business, they were classified accordingly.

  •
  Reasonable allocation.    Where the amounts were not clearly or specifically identified, we determined if a reasonable allocation method could be applied. For example, in the shared services human resources ("HR") cost center we allocated the costs based on the relative headcount of the predecessor and Old Digimarc's Secure ID Business. This allocation was based on the assumption that HR support costs should be relatively equal per employee. In the intellectual property cost center we allocated the costs based on the relative number of patents that were used by each business.

  •
  General allocation approach.    For consistency, when specific identification or a reasonable allocation method did not seem to fit the situation, we used a general allocation approach. This approach consisted of a blended rate based on what we determined to be the primary drivers for shared services:

  •
  Revenue ratio between the businesses.

  •
  Property and equipment balances, which served as a proxy for capital expenditures. The effort expended on capital projects is a factor in the expense and effort of shared services. To avoid fluctuations that occur in capital spending, we believe that these allocated balances represent a relative trend of capital spending between the businesses. In determining the relative balances of property, we excluded the central information technology assets because they supported the entire organization.

  •
  Headcount between the businesses.

  Other key assumptions differing from the historical accounting of Old Digimarc:

  •
  Cash:    All cash balances of Old Digimarc are treated as retained by Digimarc, consistent with the Old Digimarc/L-1 merger agreement. Accordingly, restricted cash on the books of Old Digimarc that related directly to its operations flowed through to Digimarc in these financial statements as non-restricted cash included in cash and cash equivalents in the predecessor financial statements. The letters of credit that required the restricted cash remained with Old Digimarc following its acquisition by L-1.

  •
  Incentive compensation allocations to cost of services:    Cost of incentive compensation related to bonus and stock compensation charges for employees in the research, development and engineering cost centers was not considered significant to Old Digimarc's consolidated operations during the periods reported and were treated as research, development and engineering costs in Old Digimarc's financial statements. For Digimarc's reporting purposes, these incentive compensation costs have been allocated to cost of services to the extent that their pro rata salary allocations were made to the cost of services expense category. The impact for the reported periods ranged from a 1% to 3% reduction in margins compared to the results had the allocations not been made.

  •
  Earnings (loss) per share (unaudited):    The weighted average shares outstanding—basic and diluted of 7,143,442 was calculated based on a distribution ratio of one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock, excluding shares held in treasury, outstanding at August 1, 2008, the date of the spin-off of Digimarc from Old Digimarc.

  •
  Stock activity:    All stock activity (transactions from stock options, restricted stock, employee stock purchase plan and stock compensation) was carried on the books of Old Digimarc. All net cash from these activities was retained by Digimarc and stock-based compensation expense associated with stock activity was allocated to the predecessor in accordance with the basis of accounting methodology outlined above.

  •
  Capital leases:    Digimarc shares various infrastructure activities with Old Digimarc and was charged for its allocated share of capital lease costs in the form of allocated depreciation and interest expense. The assets and liabilities associated with the capital leases were carried on the books of Old Digimarc.

  •
  Leasehold improvements:    Digimarc occupies the majority of Old Digimarc's Beaverton facility and assumed the lease and most all related furniture, fixtures and leasehold improvements when Old Digimarc completed the spin-off of Digimarc. The leasehold was recorded as part of property and equipment on the balance sheet of Digimarc, and as a result, pro rata depreciation and rent expenses were allocated to Old Digimarc.

  •
  Intercompany transactions:    With the retention by Digimarc of all of Old Digimarc cash, Digimarc's cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as "net activity with Parent" in the Statement of Stockholders' Equity. All intercompany transactions were eliminated.

  •
  Merger related costs:    All Old Digimarc costs related to the Old Digimarc/L-1 merger were allocated to Old Digimarc. Digimarc was responsible for payment of the majority of these costs

  •
  Commitments and contingencies:    Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

        The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor been a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the financial position, results of operations and cash flows of Digimarc's current business had the predecessor operated as a separate, stand-alone public entity during the periods presented in the predecessor financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. It is expected that the initial operating costs of Digimarc on a stand-alone basis will be higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the financial position, results of operations and cash flows reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements.

         Revenue recognition on long-term service contracts:    Revenue from professional service arrangements is generally determined based on time and materials or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Billing for services rendered generally occurs within one month after the services are provided. Revenue earned which has not been invoiced is classified as unbilled trade receivables, which is included in the balance of trade accounts receivable, net in the balance sheets.

         Revenue recognition on license and subscription arrangements:    Royalty revenue is recognized when the royalty amounts owed to Digimarc have been earned, are determinable, and collection is probable. These revenues are earned through the licensing of digital watermarking products and services for use in:

  •
  authenticating documents;

  •
  detecting fraudulent documents and deterring unauthorized duplication or alteration of high-value documents;

  •
  communicating copyright, asset management and business-to-business image commerce solutions, and

  •
  connecting analog media to a digital environment.

        Subscriptions are paid in advance and revenue is recognized ratably over the term of the subscription.

         Impairments and estimation of useful lives of long-lived assets:    We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of such assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

         Reserves for uncollectible accounts receivable:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and current information. We review, and adjust when appropriate, our allowance for doubtful accounts on at least a quarterly basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Contingencies and litigation:    We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, Accounting for Contingencies. If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

         Stock-based compensation:    Old Digimarc accounted for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated for the periods through August 1, 2008 to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

Results of Operations—Periods July 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through September 30, 2008 (successor) compared to the Three Months Ended September 30, 2007 (predecessor)

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue.

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Revenue:
Service	52%	53%	52%	62%
License and subscription	48	47	48	38

Total revenue	100	100	100	100
Cost of revenue:
Service	28	30	29	28
License and subscription	1	1	1	2

Total cost of revenue	29	31	30	30
Gross profit	71	69	70	70
Operating expenses:
Sales and marketing	12	34	20	19
Research, development and engineering	25	14	20	20
General and administrative	29	25	28	24
Intellectual property	4	10	6	11
Transitional services	(6)	—	(4)	—

Total operating expenses	64	83	70	74

Operating income (loss)	7	(14)	—	(4)

Other income (expense), net	6	4	5	9

Income (loss) before provision for income taxes	7	(10)	5	5
Provision for income taxes	—	—	—	—

Net income (loss)	13%	(10)%	5%	5%

*
Used for comparative purposes

  Revenue

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Increase	Percent Increase
Revenue:
Service	$1,645	$921	$2,566	$2,063	$503	24%
License and subscription	1,536	829	2,365	1,244	1,121	90%

Total	$3,181	$1,750	$4,931	$3,307	$1,624	49%

Revenue (as % of total revenue):
Service	52%	53%	52%	62%
License and subscription	48%	47%	48%	38%

Total	100%	100%	100%	100%

*
Used for comparative purposes

         Service.    Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with an international consortium of Central Banks, Nielsen, and other government agencies. The agreements can range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. The increases or decreases in the services are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the needs of the customers arise. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, are less linear in billings and less predictable than our longer terms contracts since they are subject to government budgets and funding.

        The increase in service revenue for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 was due primarily to increased consulting revenues, almost all of which related to our new contract with Nielsen.

         License and subscription.    License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. Subscription revenue consists primarily of royalty revenue from the sale of our web-based subscriptions related to various software products, which are more recurring in nature. Revenues from our licensed products have minimal associated direct costs, and thus are highly profitable.

        The increase in license and subscription revenue for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 was due primarily to increased license revenues, almost all as a result of the contract with Nielsen.

  Revenue by Geography

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$1,541	$960	$2,501	$998	$1,503	150%
International	1,640	790	2,430	2,309	121	5%

Total	$3,181	$1,750	$4,931	$3,307	$1,624	49%

Revenue (as % of total revenue):
Domestic	48%	55%	51%	30%
International	52%	45%	49%	70%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Domestic revenue increased for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 due primarily to additional service and license revenues associated with the Nielsen contract.

        International revenue slightly increased for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 due primarily to increased service revenue from our agreement with the consortium of Central Banks.

  Cost of Revenue

Service.    Cost of service revenue primarily includes costs that are allocated from research, development, engineering and sales and marketing that relate directly to producing revenue under our customer contracts, and to a lesser extent direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

  •
  salaries, a payroll tax and benefit factor, incentive compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs,

  •
  payments to outside contractors that are billed to customers,

  •
  charges for equipment directly used by the customer,

  •
  depreciation charges for machinery, equipment and software, and

  •
  travel costs directly attributable to service and development contracts.

         License and subscription.    Cost of license and subscription revenue primarily includes:

  •
  patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc, and

  •
  internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

  Gross Profit

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Increase	Percent Increase
Gross Profit:
Service	$755	$394	$1,149	$1,137	$12	1%
License and subscription	1,492	804	2,296	1,177	1,119	95%

Total	$2,247	$1,198	$3,445	$2,314	$1,131	49%

Gross Profit (as % of related revenue components):
Service	46%	43%	45%	55%
License and subscription	97%	97%	97%	95%
Total	71%	69%	70%	70%

*
Used for comparative purposes

        Though the overall gross profit as a percentage of revenue for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 remained relatively consistent, the gross profit percentage of the revenue components reflect the following primary changes:

  •
  an increase in the cost of services component where we incurred higher incentive compensation under our incentive bonus program for which no accrual was made for the 2007 period, and to a lesser extent;

  •
  a slight increase in the mix of lower margin, pass-through third party services, primarily hardware acquisition related.

The impact of these items was offset to some extent by a change in revenue mix where higher margin license revenues, the majority of which are attributable to the Nielsen contract, comprised a greater percentage of total revenues.

Operating Expenses

        The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor operated as a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the operating expenses of Digimarc's current business had the predecessor been a separate, stand-alone public entity during the periods presented in the predecessor's financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. It is expected that the initial operating costs of Digimarc on a stand-alone basis will be higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the operating expenses reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements.

  Sales and marketing

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Increase	Percent Increase
Sales and marketing	$390	$589	$979	$634	$345	54%
Sales and marketing (as % of total revenue)	12%	34%	20%	19%

*
Used for comparative purposes

        Sales and marketing expenses consist primarily of:

  •
  compensation, benefits and related costs of sales and marketing employees and product managers;

  •
  travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

  •
  incentive compensation in the form of bonuses and stock-based compensation expense; and

  •
  charges for infrastructure and centralized costs of facilities and information technology.

        We allocate certain costs of sales and marketing to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

  •
  salaries;

  •
  a payroll tax and benefits factor; and

  •
  incentive compensation related to our bonus and stock compensation plans.

        We record all remaining, or "residual," costs as sales and marketing costs.

        The increase in sales and marketing expense for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from:

  •
  the shared services allocation methodology applied in the predecessor financial statements; and

  •
  a write-off of an investment of an international cash basis customer

        Sales and marketing expenses reflected in the predecessor financial statements may not be indicative of Digimarc's sales and marketing expenses on a stand-alone basis,

        We anticipate that we will continue to incur sales and marketing costs at existing or higher levels for the remainder of 2008.

  Research, development and engineering

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Increase	Percent Increase
Research, development and engineering	$780	$239	$1,019	$656	$363	55%
Research, development and engineering (as % of total revenue)	25%	14%	20%	20%

*
Used for comparative purposes

        Research, development and engineering expenses arise primarily from three areas that support our business model:

  •
  Fundamental Research:

  •
  Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

  •
  Mobile device usage models and imaging sub-systems in camera-phones;

  •
  Industry conference participation and authorship of papers for industry journals;

  •
  Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

  •
  Video watermarking research focused on low-bit rate video applications; and

  •
  Research in fingerprinting and other content identification technologies.

  •
  Platform Development:

  •
  Continued development and porting to different operating systems of the Digimarc Global Software Development Kit, or SDK (DGSDK), which packages the core image watermarking algorithms for Print & Imaging applications;

  •
  Development and support of the Geo-Spatial SDK (GEOSDK) for geospatial imaging applications;

  •
  Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

  •
  Creation of a platform to encapsulate fixed point watermarking algorithms, optimized for mobile devices.

  •
  Product Development:

  •
  Migration of applications to new platforms, specifically linking Digimarc for Images (formerly known as ImageBridge) to DGSDK and Digimarc Mobile;

  •
  Updating Digimarc for Images Plug-Ins for Photoshop CS4, including new interfaces and translation into 27 languages;

  •
  Porting of Digimarc for Images SDK and related applications such as the Digimarc for Images Reader to various operating systems, including Vista, Linux & OS X;

  •
  Development of Digimarc Mobile reader prototype for new mobile devices; and

    •
    Prototype UGC site ingest, queue, and content management system to demonstrate potential applications of digital watermarking.

        Research, development and engineering expenses consist primarily of:

  •
  compensation, benefits and related costs of software developers and quality assurance personnel;

  •
  payments to outside contractors;

  •
  the purchase of materials and services for product development;

  •
  incentive compensation in the form of bonuses and stock-based compensation expense; and

  •
  charges for infrastructure and centralized costs of facilities and information technology.

        We allocate certain costs of research, development and engineering to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

  •
  salaries;

  •
  a payroll tax and benefits factor; and

  •
  incentive compensation related to our bonus and stock compensation plans.

We record all remaining, or "residual," costs as research, development and engineering costs.

        The increase in research, development and engineering expense for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from the shared services allocation methodology applied in the predecessor financial statements. Consequently, research, development and engineering expenses reflected in the predecessor financial statements may not be indicative of Digimarc's research, development and engineering expenses on a stand-alone basis.

        We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels for the remainder of 2008.

  General and administrative

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Increase	Percent Increase
General and administrative	$932	$442	$1,374	$797	$577	72%
General and administrative (as % of total revenue)	29%	25%	28%	24%

*
Used for comparative purposes

        We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in costs of services, sales and marketing, and research development and engineering. General and administrative expenses consist primarily of:

  •
  compensation, benefits and related costs;

  •
  third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

  •
  incentive compensation in the form of bonuses and stock-based compensation expense; and

  •
  charges for infrastructure and centralized costs of facilities and information technology.

        The increase in general and administrative expenses for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from the shared services allocation methodology applied in the predecessor financial statements. General and administrative expenses reflected in the predecessor financial statements may not be indicative of Digimarc's general and administrative expenses on a stand-alone basis.

        We anticipate that we will continue to incur general and administrative expenses at least at existing levels for the remainder of 2008, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

  Intellectual property

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Decrease	Percent Decrease
Intellectual property	$120	$176	$296	$373	$(77)	(21)%
Intellectual property (as % of total revenue)	4%	10%	6%	11%

*
Used for comparative purposes

        We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks:

        Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

  •
  compensation, benefits and related costs of attorneys and legal assistants;

  •
  third party costs including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

  •
  incentive compensation in the form of bonuses and stock-based compensation expense; and

  •
  charges for infrastructure and centralized costs of facilities and information technology.

Prior to August 2, 2008, the predecessor accounted for gross expenditures for intellectual property costs as expenses. On August 2, 2008 we began capitalizing patent application and award costs.

        The decrease in intellectual property expenses for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from:

  •
  capitalized patent application and award costs aggregating $0.2 million, offset somewhat by;

  •
  increased compensation related costs, the majority of which related to higher incentive compensation accruals for incentive bonuses, compared to no bonus accrual for the 2007 period.

  Transitional services

        In connection with the sale of Old Digimarc's Secure ID Business and the spin-off of the Digital Watermarking Business, Old Digimarc and Digimarc entered into a transition services agreement to provide one another with transition services and other assistance substantially consistent with the services provided before the spin-off.

        To enable Old Digimarc to continue its operation of the Secure ID Business and facilitate the effective transition of the Digital Watermarking Business to Digimarc, under the transition services agreement Old Digimarc provides the following services or support to Digimarc: information technology services and legal services. Similarly, Digimarc provides the following services or support to Old Digimarc: accounting and tax services, information technology services, legal services, human resource services and facilities.

        The fees for the transition services generally are intended to cover each party's reasonable costs incurred in connection with providing the transition services. Hourly rates for personnel performing transition services were determined based on fully loaded costs, taking into account base pay, a bonus based on obtaining target earnings, payroll taxes, benefit costs, a pro rata portion of overhead charges paid by Old Digimarc or Digimarc, as applicable, and the current year stock compensation charge for the individual, divided by the total hours available for the employee for the year, taking into account the need for administrative time.

        The net transitional services expenses reimbursed to Digimarc aggregated $0.2 million during the period August 2, 2008 through September 30, 2008 and are expected to decline through mid-2009 as the amount of transition services decline.

  Stock-based compensation.

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Decrease	Percent Decrease
Cost of revenue	$—	$14	$14	$28	$(14)	(50)%
Sales and marketing	—	32	32	72	(40)	(56)%
Research, development and engineering	—	4	4	12	(8)	(67)%
General and administrative	—	81	81	183	(102)	(56)%
Intellectual property	—	5	5	13	(8)	(62)%

Total	$—	$136	$136	$308	$(172)	(56)%

*
Used for comparative purposes

        Old Digimarc accounted for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

        The decrease in stock-based compensation expense for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from only one month of an additional layer of stock-based awards being expensed for the period July 1, 2008 through August 1, 2008. For the period August 2, 2008 through September 30, 2008 there were no restricted stock or stock option grants awarded or outstanding and accordingly there was no stock compensation expense.

        The predecessor incurred additional stock-based compensation expense from Old Digimarc through August 1, 2008, pursuant to the described allocation process. We will incur our own stock-based compensation expense under SFAS 123(R), which we have adopted, when additional stock options and restricted stock are issued in future periods. The effect of the adoption of this statement on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards are based.

  Other income (expense), net

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2007	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Dollar Decrease	Percent Decrease
Other income, net	$179	$75	$254	$321	$(67)	(21)%

*
Used for comparative purposes

        Other income, net consists primarily of interest income from our cash and short term investments.

        The decrease in other income, net for the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from lower interest earned on cash and investment balances, reflecting lower interest rates available on our investments.

  Provision for Income Taxes.

Old Digimarc.    The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. The predecessor recorded a full valuation allowance against net deferred tax assets at August 1, 2008 due to the uncertainty of realization of net operating losses. As a separate legal entity, we will not benefit from any of the carryforward tax attributes of Old Digimarc, including net operating loss carryforwards.

         Digimarc.    There was no provision for income taxes of Digimarc for the period from August 2, 2008 through September 30, 2008 since the estimated effective tax rate for the period ending December 31, 2008 is expected to be zero.

Results of Operations—Periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through September 30, 2008 (successor) compared to the Nine Months Ended September 30, 2007 (predecessor)

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue.

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenue:
Service	52%	54%	54%	59%
Product and subscription	48	46	46	41

Total revenue	100	100	100	100
Cost of revenue:
Service	28	30	29	28
Product and subscription	1	1	1	2

Total cost of revenue	29	31	30	30
Gross profit	71	69	70	70
Operating expenses:
Sales and marketing	12	16	15	20
Research, development and engineering	25	17	19	23
General and administrative	29	20	22	26
Intellectual property	4	9	8	13
Transitional services	(6)	—	(1)	—

Total operating expenses	64	62	63	82

Operating income (loss)	7	7	7	(12)

Other income (expense), net	6	5	5	11

Income (loss) before provision for income taxes	13	12	12	(1)
Provision for income taxes	0	0	0	0

Net income (loss)	13%	12%	12%	(1)%

*
Used for comparative purposes

  Revenue

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
Revenue:
Service	$1,645	$6,456	$8,101	$5,691	$2,410	42%
License and subscription	1,536	5,494	7,030	3,947	3,083	78%

Total	$3,181	$11,950	$15,131	$9,638	$5,493	57%

Revenue (as % of total revenue):
Service	52%	54%	54%	59%
License and subscription	48%	46%	46%	41%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        The increase in service revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 was due primarily to increased consulting revenues, almost all of which related to our new contract with Nielsen.

        The increase in license and subscription revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 was due primarily to increased license revenues, almost all resulting from the contract with Nielsen.

  Revenue by Geography

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$1,541	$6,274	$7,815	$2,672	$5,143	192%
International	1,640	5,676	7,316	6,966	350	5%

Total	$3,181	$11,950	$15,131	$9,638	$5,493	57%

Revenue (as % of total revenue):
Domestic	48%	53%	52%	28%
International	52%	47%	48%	72%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Domestic revenue increased for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 due primarily to additional service and license revenues associated with the Nielsen contract.

        International revenue slightly increased for the periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 due primarily to increased service revenue from the Central Bank contract.

  Gross Profit

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
Gross Profit:
Service	$755	$2,937	$3,692	$2,963	$729	25%
License and subscription	1,492	5,349	6,841	3,796	3,045	80%

Total	$2,247	$8,286	$10,533	$6,759	$3,774	56%

Gross Profit (as % of related revenue components):
Service	46%	46%	46%	52%
License and subscription	97%	97%	97%	96%
Total	71%	69%	70%	70%

*
Used for comparative purposes

        Though the overall gross profit as a percentage of revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 remained relatively consistent, the gross profit percentage of the revenue components reflect the following primary changes:

  •
  an increase in the cost of services component where we incurred higher incentive compensation under our incentive bonus program for which no accrual was made for the 2007 period, and to a lesser extent;

  •
  a slight increase in the mix of lower margin, pass-through third party services, primarily hardware acquisition related.

        The impact of these items were offset to some extent by a change in revenue mix where higher margin license revenues, the majority of which are attributable to the Nielsen contract, comprised a greater percentage of total revenues.

Operating Expenses

  Sales and marketing

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
Sales and marketing	$390	$1,928	$2,318	$1,940	$378	19%
Sales and marketing (as % of total revenue)	12%	16%	15%	20%

*
Used for comparative purposes

        The increase in sales and marketing expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 resulted primarily from:

  •
  the shared services allocation methodology applied in the predecessor financial statements; and

  •
  a write-off of an investment of an international cash basis customer

        Sales and marketing expenses reflected in the predecessor financial statements may not be indicative of Digimarc's sales and marketing expenses on a stand-alone basis. We anticipate that we will continue to incur sales and marketing costs at existing or higher levels for the remainder of 2008.

  Research, development and engineering

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
Research, development and engineering	$780	$2,071	$2,851	$2,214	$637	29%
Research, development and engineering (as % of total revenue)	25%	17%	19%	23%

*
Used for comparative purposes

        The increase in research, development and engineering expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 resulted primarily from the shared services allocation methodology applied in the predecessor financial statements. Research, development and engineering expenses reflected in the predecessor financial statements may not be indicative of Digimarc's research, development and engineering expenses on a stand-alone basis. We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels for the remainder of 2008.

  General and administrative

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
General and administrative	$932	$2,349	$3,281	$2,498	$783	31%
General and administrative (as % of total revenue)	29%	20%	22%	26%

*
Used for comparative purposes

        The increase in general and administrative expenses for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007 resulted primarily from the shared services allocation methodology applied in the predecessor financial statements. General and administrative expenses reflected in the predecessor financial statements may not be indicative of Digimarc's general and administrative expenses on a stand-alone basis. We anticipate that we will continue to incur general and administrative expenses at least at existing levels for the remainder of 2008, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

  Intellectual property

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase	Percent Increase
Intellectual property	$120	$1,102	$1,222	$1,217	$5	<1%
Intellectual property (as % of total revenue)	4%	9%	8%	13%

*
Used for comparative purposes

        Intellectual property expense remained relatively consistent for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding nine-month period ended September 30, 2007. These results reflect:

  •
  capitalized patent application and award costs aggregating $0.2 million, offset somewhat by

  •
  increased compensation related costs, the majority of which related to higher incentive compensation accruals for incentive bonuses, compared to no bonus accrual for the 2007 period.

  Transitional services

        The net transitional services expenses reimbursed to Digimarc aggregated $0.2 million for the period August 2, 2008 through September 30, 2008 and are expected to decline in future periods through mid-2009 as the amount of transition services decline.

        .

  Stock-based compensation.

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$—	$99	$99	$68	$31	46%
Sales and marketing	—	208	208	216	(8)	(4)%
Research, development and engineering	—	34	34	32	2	(6)%
General and administrative	—	537	537	548	(11)	(2)%
Intellectual property	—	35	35	35	—	—

Total	$—	$913	$913	$899	$14	2%

*
Used for comparative purposes

        Stock-based compensation expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 was relatively flat compared to the corresponding nine-month period ended September 30, 2007, reflecting no stock compensation expense for the period August 2, 2008 through September 30, 2008, when no restricted stock or stock option grants were awarded or outstanding.

  Other income (expense), net

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Decrease	Percent Decrease
Other income, net	$179	$590	$769	$1,026	$(257)	(25)%

*
Used for comparative purposes

        Other income, net consists primarily of interest income from our cash and short term investments.

        The decrease in other income, net for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 compared to the corresponding three-month period ended September 30, 2007 resulted primarily from lower interest earned on cash and investment balances, reflecting lower interest rates available on our investments.

  Provision for Income Taxes.

Old Digimarc.    The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. The predecessor recorded a full valuation allowance against net deferred tax assets at August 1, 2008 due to the uncertainty of realization of net operating losses. Digimarc as a separate legal entity will not benefit from any of the carryforward tax attributes of Old Digimarc.

         Digimarc.    There was no provision for income taxes of Digimarc for the period from August 2, 2008 through September 30, 2008 since the estimated effective tax rate for the period ending December 31, 2008 is expected to be zero.

Liquidity and Capital Resources

        As of September 30, 2008, we had cash and cash equivalents, and short-term investments of $49.5 million, representing a decrease of $5.2 million from $54.7 million at August 1, 2008, and an increase of approximately $16.8 million from $32.7 million at December 31, 2007. Working capital at September 30, 2008 was $46.9 million, compared to working capital of $46.6 million at August 1, 2008 and $33.5 million at December 31, 2007. Cash flow generated by Old Digimarc, which flowed to Digimarc, and improved operating results contributed to our improved cash and working capital positions.

         Operating Cash Flow.    The components of operating cash flows were:

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$400	$1,415	$1,815	$(93)	$1,908	—
Non-cash items	69	1,844	1,913	1,357	556	—
Changes in operating assets and liabilities	(5,549)	8,951	3,402	(357)	3,759	—

Net cash provided by (used in) operating activities	$(5,080)	$12,210	$7,130	$907	$6,223	686%

*
Used for comparative purposes

         Net income (loss).    The improved operating results reflect:

  •
  increased revenues reflecting a growing business, offset somewhat by:

  •
  higher operational costs incurred by Digimarc compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements; and

  •
  incentive compensation accruals for 2008 aggregating $1.2 million compared to none accrued or paid for 2007.

         Non-cash charges.    The increase in non-cash charges in each of the comparable periods is primarily the result of:

  •
  increased depreciation expense as a result of our information technology investments; and

  •
  the impairment write-off of $0.3 million related to an investment in one of our international cash basis customers.

         Operating assets and liabilities.    The major changes in the operating assets and liabilities for the comparable periods primarily reflect timing differences for:

  •
  accrual for and payment of liabilities related to the merger of Old Digimarc with Dolomite, a wholly owned subsidiary of L-1, offset by $3.7 million of proceeds received from L-1 for the purchase price shortfall provided for in the separation agreement;

  •
  the timing and mix of service revenues, which generally carry a longer collection period than license revenues, as well as the collection of receivables related to deferred revenues. Billings for revenues that are made in advance, as provided in our contracts, and the related collections of receivables, result in deferred revenues. The timing of these billings and collections fluctuates and can change from period to period based on individual customer requirements; and

  •
  accrual for and payment of liabilities related to payroll and related costs, such as our incentive bonus programs. These costs and associated liabilities are traditionally accrued during each quarterly period and increase throughout each year and then are paid out to participants in the first quarter after each year end. For 2007, there were no incentive bonus accruals and accordingly no incentive bonus payment was made after year end.

         Cash flows from investing activities.    The major changes in our investing activities are the result of:

  •
  investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

  •
  investments made in the patent application and granting process beginning August 2, 2008; and

  •
  net activity from investing our cash and cash equivalents and short-term investments.

         Cash flows from financing activities.    The major changes in our financing activities are the result of cash transactions associated with Old Digimarc in accordance with the basis of accounting used in our financial statements. Specifically,

  •
  all cash received from Old Digimarc's stock activity, primarily from the exercise of stock options, flows through to Digimarc; and

  •
  all cash flow generated or used by Old Digimarc flowed into or out of Digimarc.

In 2007, the cash used in financing activities related primarily to funding capital needs of Old Digimarc's Secure ID Business. In 2008, the capital needs of that business unit were lower.

  Commitments and Contingencies.

        Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $2.6 million as of September 30, 2008 and are payable in monthly installments through July 2011. Our significant commitments and payment obligations under non-cancelable operating leases at September 30, 2008 are as follows:

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total contractual obligations	$2,600	$870	$1,730	$—	$—

  Future Cash Expectations.

        We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and short-term investment balances to satisfy our projected working capital and capital expenditure requirements.

        We may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to take steps to remedy any such potential deficiencies. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective the first fiscal year beginning after November 15, 2007. The Company has applied the provisions of this standard regarding the framework of measuring fair value and noted no material effect on the current financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for first fiscal year beginning after November 15, 2007. The Company has elected not to measure certain financial assets and liabilities at fair value as permitted by SFAS No. 159.

        In April 2008, FASB issued Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of this Staff Position to have a material effect on its financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. This statement was approved on September 16, 2008 and became effective 60 days thereafter. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material effect on the Company's financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Because this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, any of the risk factors set forth in Part II, Item 1A or elsewhere in this Report on Form 10-Q or incorporated herein by reference could cause our actual results to differ materially from results projected or suggested in any forward-looking statements.

Statements that are not historical facts are "forward-looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements include but are not limited to statements relating to:

  •
  concentration of revenues with few customers comprising a large majority of the revenues;

  •
  trends and expectations in revenue growth;

  •
  our future level of investment in our business, including investment in development of products and technology, acquisition of new customers and development of new market opportunities;

  •
  our ability to improve margins;

  •
  anticipated expenses, costs, margins and investment activities in the foreseeable future;

  •
  anticipated revenue to be generated from current contracts and as a result of new programs;

  •
  our profitability in future periods;

  •
  business opportunities that could require that we seek additional financing;

  •
  the size and growth of our markets;

  •
  the existence of international growth opportunities and our future investment in such opportunities;

  •
  the source of our future revenue;

  •
  our expected short-term and long-term liquidity positions;

  •
  our ability to fund our working capital needs through cash flow from operations;

  •
  our use of cash in upcoming quarters;

  •
  anticipated levels of backlog and bid activity in future periods;

  •
  anticipated levels of stock-based compensation expense in future periods and the future effect of our adoption of SFAS 123(R); and

  •
  the likelihood or outcome of legal proceedings and claims and their effect on our business.

        Forward-looking statements also include other statements containing words such as "anticipate," "estimate," "expect," "management believes," "we believe," "we intend," "should" and similar words or phrases, which are intended to identify forward-looking statements. Actual results may vary materially as a result of, among other things, our failure to become profitable, the failure of the potential markets for our digital watermarking technology to develop as anticipated, or the adoption of alternative technologies within these markets, as well as changes in economic, business, competitive, technology and/or regulatory factors and trends, and the other factors described in this Form 10-Q or in our other documents filed with the SEC. All forward- looking statements are necessarily only estimates of future results and we do not assure you that actual results will not differ materially from expectations. Investors, therefore, are cautioned not to place undue reliance on these statements. Investors should understand that it is not possible to predict or identify all risk factors and that the risks discussed below should not be considered a complete statement of all potential risks and uncertainties. We do not intend to update any forward-looking statements as a result of future events or developments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At September 30, 2008, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, restricted cash, and short-term investments, of $49.4 million. The original maturities of our investment portfolio range from 14 to 469 days with an average interest rate of 2.3%. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2008, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Form 10-Q, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION.

Item 1.    Legal Proceedings.

        From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that we consider material.

Item 1A.    Risk Factors

        The following risks relate principally to our business and our status as a separate publicly-traded company. The risks and uncertainties described below are those risks of which we are aware, that we consider to be material to our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline. Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth below.

(1) We have no recent operating history as a separate company. Our historical financial information are not necessarily representative of the results we would have achieved as a separate publicly-traded company, and they may not be a reliable indicator of our future results.

        The predecessor financial statements have been "carved out" from Old Digimarc's consolidated financial statements and reflect assumptions and allocations made by Old Digimarc. The predecessor financial statements do not fully represent what the predecessor's financial position, results of operations and cash flow would have been had it operated as a stand-alone public company for the periods presented. Significant changes may occur in our cost structure, tax structure, management, financing and business operations as a result of our operating as a public company separate from Old Digimarc. These changes may result in increased costs associated with reduced economies of scale, marketing expenses, the incurrence of debt and interest expense, stand-alone costs for services formerly provided by Old Digimarc, the need for additional personnel to perform services formerly provided by Old Digimarc, and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national exchange. As a result, the historical information included in this Quarterly Report on Form 10-Q is not necessarily indicative of what our future financial position, results of operations and cash flow will be. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

(2) We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts.

        Old Digimarc's Digital Watermarking Business had incurred significant net losses from inception. Old Digimarc's accumulated deficit was $100 million as of December 31, 2007. Although we anticipate that we will achieve profitability for 2009, in order to achieve sustained profitability we will need to generate higher revenue than Old Digimarc's Digital Watermarking Business had in prior years and control expenditures. Achieving sustained profitability will depend upon a variety of factors, including the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities. In addition, we will evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions from time to time. Finally, various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could have a negative effect on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue increases and as a result we may not be able to achieve or sustain profitability.

(3) The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

        Recently, the general economic and capital market conditions in the U.S. and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and our access to capital markets could be adversely affected. Any inability to obtain adequate financing from debt or equity capital sources could force us to self-fund strategic initiatives or even forgo some opportunities, potentially harming our business operations and results.

        In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, longer investment tenors or higher other-than-temporary impairments.

(4) The current economic downturn may impair the financial soundness of our customers, which could adversely affect our business operations.

        As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our customers may not be successful in generating sufficient revenue or may be precluded from securing financing. As a result, they may choose to delay or postpone development projects until the economy strengthens. They also may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This could result in greater expense associated with our collection efforts and increased bad debt expense. Any decision by current or future customers to defer development projects or their inability to pay us for our products or services may adversely affect our earnings and cash flow.

(5) A small number of customers account for a substantial portion of our revenues and the loss of any large contract may result in loss of revenue.

        Historically, we have derived a significant portion of our revenues from a limited number of customers. Two customers, the Bank for International Settlements, acting on behalf of a consortium of Central Banks, and The Nielsen Company, which we refer to as Nielsen, represented approximately 78% of our revenue for the nine months ended September 30, 2008. Contracts between our large central banking, federal and commercial customers generally have terms of three to five or more years in length and sometimes for the life of the patents under license, which could be up to 20 years. Some contracts we enter into contain termination for convenience provisions. If we were to lose a contract due to termination for convenience or in a competitive situation, our financial results could be adversely affected.

        We expect to continue to depend upon a small number of customers for a significant portion of our revenues for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenues and have a material adverse effect on our financial results.

(6) The majority of our revenue is subject to commercial contracts and development of new markets that may involve unpredictable delays and other unexpected changes, which might limit our actual revenue in any given quarter or year.

        We derive substantial portions of our revenue from commercial contracts tied to development schedules or development of new markets, which could shift for months, quarters or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our licensees participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in bookings forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue in any given quarter or year, resulting in reduced and less predictable revenue and adversely affecting profitability.

(7) The market for our products is highly competitive and alternative technologies or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

        The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. Because the market solutions based on our technologies are still in an early stage of development, we also may face competition from unexpected sources.

        Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

  •
  Encryption—securing data during distribution using a secret code so it cannot be accessed except by authorized users;

  •
  Containers—inserting a media object in an encrypted wrapper, which prevents the media object from being duplicated, used for content distribution and transaction management;

  •
  DataGlyphs®—a slightly visible modification of the characteristics of an image or document that is machine-readable;

  •
  Scrambled Indicia®—an optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;

  •
  Traditional anti-counterfeiting technologies—a number of solutions used by many governments (and that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

  •
  Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, used in some photo identification credentials, labels and tags;

  •
  Internet technologies—numerous existing and potential Internet access and search methods are competitive with Digimarc Mobile systems and the searching capabilities of Digimarc ImageBridge;

  •
  Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to identify an image or track, or authenticate the image or track;

  •
  Smart cards—badges and cards including a semiconductor memory and /or processor, used for authentication and related purposes; and

  •
  Bar codes or QR codes—data-carrying codes, typically visible in nature (but may be invisible if printed in ultraviolet- or infrared-responsive inks).

        In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully accommodate future changes in technologies related to our technologies could have a long-term effect on our growth and results of operations.

        New developments are expected to continue, and we do not assure you that discoveries by others, including current and potential competitors, will not render our services and products noncompetitive.

Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from these products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We do not assure you that we will be able to compete successfully against current or future participants in our market or against alternative technologies, or that the competitive pressures we face will not decrease our revenue and profits in the future.

(8) We depend on our management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

        Our success depends to a significant extent on the performance and continued service of our management and our intellectual property team. The loss of the services of any of these employees could limit our growth or undermine customer relationships.

        Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain these personnel in the future. It may not be practical for us to match the compensation some of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Moreover, our business is based in large part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

(9) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of our technologies, deployment may be slowed and we may be unable to achieve revenue growth, particularly in the media and entertainment sectors.

        Many of our business endeavors, such as our licensing of intellectual property in support of audio and video copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our other technologies. A negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of digital watermarking, particularly in the media and entertainment market. In addition, potential customers in the media and entertainment industry may delay or reject initiatives that relate to deployment of our technologies. Such a development would make the achievement of our business objectives in this market difficult or impossible.

(10) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

        Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services, and those of our business partners, in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and governmental standards in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to these standards effectively, our growth and the development of various products and services could be delayed or limited.

        Our market is characterized by new and evolving technologies. The success of our business will depend on our ability to develop and integrate new technologies effectively and address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner. Our ability to remain competitive will depend in part on our ability to:

  •
  enhance and improve the responsiveness, functionality and other features of the products and services we offer or plan to offer;

  •
  continue to develop our technical expertise; and

  •
  develop and introduce new services, applications and technologies to meet changing customer needs and preferences and to integrate new technologies.

        We do not assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our margins could decrease, and our release of new products and services and the deployment of our watermarking technology could be adversely affected.

(11) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

        We have staffed our company with the intent of achieving and sustaining profitability. Our current staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

(12) Our future growth will depend to some extent on our successful implementation of our technology in solutions provided by third parties, including partners and suppliers.

        Our business and strategy rely substantially on deployment of our technologies by third-party software developers and original equipment manufacturers. For example, one of our technologies is commonly deployed in image editing applications to permit users of these products to read data embedded in imagery, and thereby identify ownership and discern the identities of image owners. Another of our technologies is used in our anti-counterfeiting products. If third parties who include our technologies in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technologies, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technologies would be adversely affected and, consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers.

(13) Our growth of IP licensing revenues depends on successful implementation of solutions by our licensees and third parties and successful development of new markets for our technologies.

        Our IP licensing business and strategy rely, in part, on successful deployment of our technologies by our licensees and other third-party software developers and original equipment manufacturers. For example, our technology is being deployed as part of Digital Cinema systems to theatres around the world by companies that integrate technologies and subsystems. If third parties who license our intellectual property for their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technologies and intellectual property, or these partners are unsuccessful in their efforts, our ability to increase licensing revenues would be adversely affected. In addition, if our technologies do not perform according to market expectations, our future sales would suffer as customers seek other providers.

(14) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

        We believe that revenue from sales of products and services to commercial, governmental and other customers outside the U.S. could represent a growing percentage of our total revenue in the future. International sales and services are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., including the following:

  •
  changes in foreign government regulations and security requirements;

  •
  export license requirements, tariffs and taxes;

  •
  trade barriers;

  •
  difficulty in protecting intellectual property;

  •
  difficulty in collecting accounts receivable;

  •
  currency fluctuations;

  •
  longer payment cycles than those for customers in the U.S.;

  •
  difficulty in managing foreign operations; and

  •
  political and economic instability.

        We do not have an extensive operational infrastructure for international business. We generally depend on local or international business partners and subcontractors for performance of substantial portions of our business. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international programs in these markets. In addition, if foreign customers, in particular foreign government authorities, terminate or delay the implementation of our products and services, it may be difficult for us to recover our potential losses.

(15) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and other performance requirements.

        Our service contracts typically include provisions imposing:

  •
  development, delivery and installation schedules and milestones;

  •
  customer acceptance and testing requirements; and

  •
  other performance requirements.

        To the extent these provisions involve performance over extended periods of time, risks of noncompliance may increase. From time to time we have experienced delays in system implementation, timely acceptance of programs, concerns regarding program performance and other contractual disputes. If we fail to meet contractual milestones or other performance requirements as promised, or to successfully resolve customer disputes, we could incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Any unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results.

(16) Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

        Products and services as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending these actions or paying the resultant claims could be significant.

(17) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

        Our business relies on computers and other information technologies, both internal and at customer locations. The protective measures that we use may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from these events.

        In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Any protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

(18) We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

        Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technologies, products and services are exposed. These risks include the following:

  •
  we may be unable to develop sources of new revenue or sustainable growth in revenue because our current and anticipated technologies, products and services may be inadequate or may be unable to attract or retain customers;

  •
  the intense competition and rapid technological change in our industry could adversely affect the market's acceptance of our existing and new products and services;

  •
  we may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent in order for our products and services to be sustainable and competitive and in order for us to expand our revenue and business; and

  •
  our licensees may not be able to successfully enter new markets or grow their businesses, limiting the royalties payable to us and our associated revenues and profits.

        Some of our key technologies and solutions from our patent or technology licensees are in the development stage. Consequently, products incorporating these technologies and solutions are undergoing technological change and are in the early stage of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our revenue. In addition, we may be required to incur unanticipated expenditures if product changes or improvements are required. Additionally, new industry standards might redefine the products that we or our licensees are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products by us or our licensees and achieving profitability from these products could be delayed or halted. We also may be required to fund any changes or improvements out of operating income, which could adversely affect our profitability.

(19) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

        Our success depends in part on licensing our proprietary technologies. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights result in the loss of revenue to us.

        We face risks associated with our patent position, including the potential need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, and the possibility that third parties will be able to compete against us without infringing our patents. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights, or may cause us not to file for, or pursue, patent protection for all of our inventive technologies in jurisdictions where they may have value. Some governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technologies adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technologies or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price or we may incur significant costs in bringing legal proceedings against third parties who are infringing our patents.

        Effective protection of intellectual property rights may be unavailable or limited. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection in the U.S and in various other countries. We do not assure you, however, that pending patents will be issued or that issued patents will be valid or enforceable. Failure to obtain these patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We do not assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights.

        We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we rely on some of these technologies for our products or for our licenses to third parties to date, the licensed patents have not been material to our operations.

        As more companies engage in business activities relating to digital watermarking, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties' intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of our technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation.

        Some of our contracts include provisions regarding our non-infringement of third-party intellectual property rights. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third party lawsuit resulting from these provisions increases. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or pay significant damages, or we may be sued by the party allegedly infringed upon. Similarly, as we seek to broaden the number of companies licensed under our patent portfolio, some may seek contractual assurances that we will pursue—by litigation if necessary—their competitors who use our patented technology but are not licensed to do so. Compliance with any such contract provisions may require that we pursue litigation where our costs exceed our likely recovery.

        As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation.

(20) We do not assure you that our internal controls and procedures will succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

        We have deployed significant resources to design, implement, and maintain effective internal controls and procedures, including disclosure controls and procedures. Although our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon various assumptions about the likelihood of future events, and we do not assure you that our system will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner.

(21) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

        Some of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery, and licensing our intellectual property. Our revenue stream is based primarily on a combination of development, consulting, subscription and license fees from copyright protection and counterfeit deterrence applications. We have not fully developed revenue models for some of our future digital watermarking applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

(22)While we currently have no material claims, litigation or regulatory actions filed or pending by or against us, future claims, litigation or enforcement actions could arise, and any obligation to pay a judgment or damages could materially harm our business or financial condition.

        From time to time, Old Digimarc had been engaged in litigation and incurred significant costs relating to these matters. The inherent uncertainties of litigation, and the ultimate cost and outcome of litigation cannot be predicted. We carry director and officer liability insurance and other insurance policies that provide protection against various liabilities relating to claims against us and our executive officers and directors up to prescribed policy limits. If these policies do not adequately cover expenses and liabilities relating to future lawsuits, our financial condition could be materially harmed. In addition, if this insurance coverage becomes unavailable to us or premiums increase significantly in the future, it could make it more difficult for us to retain and attract officers and directors and could expose us to potentially self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance.

(23) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

        The price of shares of our common stock may fluctuate as a result of changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on the price of shares of our common stock include:

  •
  the public's reaction to our public disclosures;

  •
  actual or anticipated changes in our operating results or future prospects;

  •
  strategic actions by us or our competitors, such as acquisitions or restructurings;

  •
  new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

  •
  changes in accounting standards, policies, guidance, interpretations or principles applicable to us;

  •
  conditions of the industry as a result of changes in financial markets or general economic or political conditions;

  •
  the failure of securities analysts to cover our common stock in the future, or changes in financial estimates by analysts;

  •
  changes in analyst recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;

  •
  future issuances of our common stock or the perception that future sales could occur; and

  •
  volatility in the equity securities market.

(24) We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders' equity interests. We are authorized to issue, without stockholder approval, up to 2,500,000 shares of preferred stock, par value $0.001 per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue up to 50,000,000 shares of common stock, par value $0.001 per share. We are authorized to issue, without stockholder approval except as required by law or Nasdaq regulations, securities convertible into either common stock or preferred stock.

        Following the spin-off, we issued to our executive officers an aggregate of 10,000 shares of Series A Redeemable Nonvoting Preferred stock. In the event of our liquidation, dissolution or other winding up, before any payment or distribution is made to the holders of common stock, holders of the Series A Redeemable Nonvoting Preferred stock will be entitled to receive a value of $5.00 per share of Series A Redeemable Nonvoting Preferred stock held by the stockholder. The Series A Redeemable Nonvoting Preferred has no voting rights, and may be redeemed by us at any time on or after June 18, 2013.

(25) Our corporate governance documents as well as Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of your shares.

        Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements for stockholders to amend our organizational documents and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On August 2, 2008, we issued to each of Mr. Davis, our Chairman and Chief Executive Officer, Mr. Chamness, our Chief Legal Officer and Mr. McConnell, our Chief Financial Officer, 5,000, 2,500 and 2,500 shares of Series A Redeemable Nonvoting Preferred stock, respectively. The shares of Series A Redeemable Nonvoting Preferred stock were issued by the Company to the executive officers in a transaction not involving a public offering, exempt from registration under Section 4(2) of the Securities Act of 1993.

Item 4.    Submission of Matters to a Vote of Security Holders

        On July 30, 2008, prior to the distribution of our shares to holders of Old Digimarc common stock, we obtained the consent of our sole stockholder, DMRC LLC, to the following:

  •
  Approval of the transfer of the assets and liabilities of Old Digimarc primarily related to the Digital Watermarking Business to DMRC LLC.

  •
  Approval of the spin-off transaction and the agreements entered into by us in connection with the restructuring.

  •
  Approval of the merger of DMRC LLC with us in connection with the distribution of our shares to holders of Old Digimarc common stock.

        On July 31, 2008, prior to the distribution of our shares to holders of Old Digimarc common stock, we obtained the consent of our sole stockholder, DMRC LLC, for approval of our 2008 Incentive Plan, a copy of which is attached as Exhibit 10.9 to Amendment No. 3 of our Form 10, filed with the Securities and Exchange Commission on September 9, 2008.

        The sole stockholder's consents to the above listed items were obtained in lieu of a special meeting, the call and notice of which were waived. As such, no proxies were solicited in connection with the submission of these matters to a vote.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description
2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))
3.1
Restated Certificate of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))
3.2
Amended and Restated Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))
4.1
Rights Agreement, dated July 31, 2008, between DMRC Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 000-34108))
4.2	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)
4.3	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)
10.1
Transition Services Agreement between DMRC Corporation and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)
10.2
License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)
10.3
Agreement, dated as of October 1, 2007, between Digimarc Corporation and The Nielsen Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed on October 14, 2008 (File No. 001-34108))(1)
10.4
Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)
*10.5
Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))
*10.6
Employment Agreement, dated as of October 29, 2008, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on November 4, 2008 (File No. 001-34108))

Exhibit Number	Exhibit Description
*10.7	Digimarc Corporation 2008 Incentive Plan
*10.8	Form of Notice of Stock Option Award and Stock Option Award Agreement under Digimarc Corporation 2008 Incentive Plan
*10.9	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan
*10.10
Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation's Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))
*10.11
Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness and Stager (incorporated by reference to Exhibit 10.1 to Digimarc Corporation's Current Report on Form 8-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on January 4, 2007 (File No. 000-28317))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
Management contract or compensatory plan or arrangement.

(1)
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 24, 2008	DIGIMARC CORPORATION
	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

 EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))
3.1
Restated Certificate of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))
3.2
Amended and Restated Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))
4.1
Rights Agreement, dated July 31, 2008, between DMRC Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 000-34108))
4.2	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)
4.3	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)
10.1
Transition Services Agreement between DMRC Corporation and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)
10.2
License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)
10.3
Agreement, dated as of October 1, 2007, between Digimarc Corporation and The Nielsen Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed on October 14, 2008 (File No. 001-34108))(1)
10.4
Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)
*10.5
Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))
*10.6
Employment Agreement, dated as of October 29, 2008, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on November 4, 2008 (File No. 001-34108))

Exhibit Number	Exhibit Description
*10.7	Digimarc Corporation 2008 Incentive Plan
*10.8	Form of Notice of Stock Option Award and Stock Option Award Agreement under Digimarc Corporation 2008 Incentive Plan
*10.9	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan
*10.10
Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation's Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))
*10.11
Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness and Stager (incorporated by reference to Exhibit 10.1 to Digimarc Corporation's Current Report on Form 8-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on January 4, 2007 (File No. 000-28317))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
Management contract or compensatory plan or arrangement.

(1)
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
DIGIMARC CORPORATION BALANCE SHEETS (In thousands, except share data) (UNAUDITED)
DIGIMARC CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share data) (UNAUDITED)
DIGIMARC CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data) (UNAUDITED)
DIGIMARC CORPORATION STATEMENTS OF CASH FLOWS (In thousands) (UNAUDITED)
DIGIMARC CORPORATION NOTES TO FINANCIAL STATEMENTS (In thousands, except share and per share data) (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX