Form 10-K
period 2008-12-31
Digimarc CORP
filed 2009-02-27
CIK 1438231

Use these links to rapidly review the document

DIGIMARC CORPORATION INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 001-34108

DIGIMARC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2828185 (I.R.S. Employer Identification No.)

9405 SW Gemini Drive, Beaverton, Oregon 97008
(Address of principal executive offices) (Zip Code)

(503) 469-4800
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The Registrant's common stock began trading on the Nasdaq Global Market on October 17, 2008. Accordingly, the Registrant has not completed its second fiscal quarter in which its common equity was publicly traded. As of January 30, 2009, the aggregate market value of the Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Common Stock as reported on the Nasdaq Global Market on January 30, 2009), was approximately $66 million.

         As of January 30, 2009, there were 7,279,442 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its 2009 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

        The following discussion of Digimarc's business contains forward-looking statements relating to future events or the future financial performance of Digimarc. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Annual Report on Form 10-K in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Forward-Looking Statements."

        The following discussion of our business should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

        Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) "Digimarc," "we," "our" and "us" refer to Digimarc Corporation and (ii) "Old Digimarc" refers to the former Digimarc Corporation, which merged with and into a wholly owned subsidiary of L-1 Identity Solutions, Inc. ("L-1") on August 13, 2008, and its consolidated subsidiaries (other than us).

        All dollar amounts are in thousands, unless otherwise noted.

        This Annual Report on Form 10-K includes trademarks and registered trademarks of Digimarc Corporation.

ITEM 1:    BUSINESS

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

        Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders on the basis of one limited liability company interest of DMRC LLC for every three and one-half shares of Old Digimarc common stock held by the stockholder as of the spin-off record date and time. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the acquisition of Old Digimarc by L-1, DMRC Corporation changed its name to Digimarc Corporation. As a result, upon effectiveness of the Form 10 on October 16, 2008, each Old Digimarc record holder received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the stockholder as of the spin-off record date and time, and we became an independent, publicly-traded company owning and operating the Digital Watermarking Business.

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

        Our technology, and those of our licensees, span the complete range of media content, enabling our customers and those of our partners to:

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

        We provide technology-based solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

        To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world's most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 490 U.S. and foreign patents and more than 400 U.S. and foreign patent applications on file as of December 31, 2008.

        Financial information about geographic areas is included in Note 4 of our financial statements.

History

        We were formed in Delaware on June 18, 2008 by Old Digimarc to hold and operate Old Digimarc's Digital Watermarking Business and to facilitate the separation of its Secure ID Business through the spin-off and the merger of Old Digimarc with L-1. Old Digimarc was founded to commercialize a signal processing innovation known as "digital watermarking." Digital watermarking is a technology that allows our customers to infuse digital data into any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of these digital data enables a wide range of improvements in security and media management, and new business models for distribution and consumption of media content. Over the years our technology and intellectual property portfolios have grown to encompass many related technologies.

        Banknote counterfeit deterrence was the first commercially successful use of our technologies. Old Digimarc, in cooperation with the Central Banks, developed a system to use digital technologies to deter banknote counterfeiting. More recently, innovations based on Old Digimarc's digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, Old Digimarc's business partners, under patent or technology licenses from us, are delivering digital watermarking solutions to track and monitor the distribution of music, images, television and movies to consumers. In November of 2007, we announced a relationship with Nielsen to license our patents in support of their audience measurement across more than 95% of the television shows broadcast in the United States and to provide development services for Nielsen's new Digital Media Manager content identification and management system.

Customers and Business Partners

        Our revenues are generated through commercial and government applications of our technology, including significant long-term contracts with the Central Banks and with The Nielsen Company. The remainder of our revenues are generated primarily from patent and technology license fees and royalties paid by commercial business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world. Patent and technology licensing is expected to continue to contribute most of the revenues from non-government customers for the foreseeable future.

        As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

        In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the government agency may terminate any of our contracts and, in general, subcontracts, at its convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee.

        In addition, our government contracts typically span one or more base years and multiple option years. The government agency generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

Products and Services

        We provide media identification and management solutions to commercial entities and government customers and license our technology to other solution providers. We license our technology primarily to commercial entities who use our technology and patented inventions to address opportunities in the media and entertainment industry. Our largest government customer is the Central Banks, with whom we have been developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics for several years.

        Commercial customers use secure media solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

  •
  deter piracy and illegal use of movies, music and images;

  •
  protect entertainment content from copyright infringement;

  •
  track and monitor entertainment content for rights usage and licensing compliance;

  •
  monitor advertisements to verify ad placement and measure return on investment;

  •
  enhance information access, search and marketing capabilities related to media content; and

  •
  enable fair and legitimate use of content by consumers.

        Licensees of our technology or intellectual property include AquaMobile, Microsoft Corporation, Mobile Data Systems, Inc., The Nielsen Company, Civolution, Signum Technologies, Thomson Multimedia, S.A., USA Video, Verance Corporation, Verimatrix, Inc. and VCP (an affiliate of VEIL Interactive Technologies).

Technology and Intellectual Property

        We develop and patent intellectual property ("IP") to differentiate our products and technology, mitigate infringement risks, and develop opportunities for licensing. Licensing of our technology is supported by a broad patent portfolio covering a wide range of methods, applications, system architectures and business processes.

        Most of our patents relate to various methods for embedding digital information in video, audio, and images, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The embedded digital information generally survives most normal content transformation procedures, including compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

        Our patent portfolio contains a wealth of innovations in digital watermarking, pattern recognition (sometimes referred to as "fingerprinting"), digital rights management, and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world's most extensive patent portfolios in digital watermarking and related fields, with over 490 U.S. and foreign patents and more than 400 U.S. and foreign patent applications on file as of December 31, 2008. Separately, we own registered trademarks in both the U.S. and other countries and have applied for additional trademarks. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our technology and continuously seek to identify and evaluate potential licensees for our patents.

Markets

        Our technology is used in various media identification and management products and solutions supporting a variety of media objects, from movies and music, to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as:

  •
  counterfeiting and piracy deterrence;

  •
  media management;

  •
  authentication and monitoring;

  •
  linking to networks and providing access to information; and

  •
  enhanced services in support of mobile commerce.

        We believe the market for such applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services, and technology.

Competition

        There is no single competitor or small number of competitors dominant in our industry. Our competitors vary depending on the application of our products and services. Our business partners and we generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption based security systems and technologies and solutions based on fingerprinting and pattern recognition. Our competitive position within the digital watermarking industry is strong because of our large, high quality, sophisticated patent position in the proprietary technology of digital watermarking and our substantial and growing amount of intellectual property in related media security and management innovations that span basic technologies, applications, system designs, and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well regarded by our customers and partners and not available to our competitors. We compete with others in our industry based on the variety of features we offer and a traditional cost benefit analysis of our technologies against alternative technologies and solutions. We anticipate that our competitive position within certain markets may be affected by factors such as reluctance to adopt new technologies and, positively or negatively, by changes in government regulations.

Backlog

        Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2008 will generate approximately $59.5 million in revenue during the terms of these contracts, currently up to five years. We expect approximately $17.5 million of this amount to be recognized as revenue during 2009. Some factors that lead to increased backlog include:

  •
  contracts with new customers;

  •
  renewals with current customers;

  •
  add-on orders to current customers; and

  •
  contracts with longer contractual periods replacing contracts with shorter contractual periods.

        Some factors that lead to decreased backlog include:

  •
  recognition of revenue associated with backlog currently in place;

  •
  contracts with shorter contractual periods replacing contracts with longer contractual periods; and

  •
  contracts ending with existing customers.

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

Employees

        There are two major drivers of revenue in our business: (1) licensing revenues resulting from licensing our patents and (2) services revenue resulting from the provision of development services to the Central Banks, Nielsen and other government and commercial customers. Service revenues are dependent upon billable hours worked by highly qualified technical and management resources assigned to these projects. At December 31, 2008, we had 87 full-time employees, including 21 in sales, marketing, technical support and customer support; 40 in research, development and engineering; and 26 in finance, administration, information technology and legal. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. We do not anticipate material turnover at this time or in the reasonably foreseeable future, especially among our technical personnel.

        Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

        We make available through our website at www.digimarc.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such materials with the Securities and Exchange Commission.

ITEM 1A:    RISK FACTORS

        The following risks relate principally to our business and our status as a publicly-traded company. The risks and uncertainties described below are those risks of which we are aware, that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline. Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth below.

(1) We have limited operating history as a separate public company and our historical financial information prior to the spin-off is not necessarily representative of the results we would have achieved as a separate publicly-traded company, and may not be a reliable indicator of our future results.

        The predecessor financial statements have been "carved out" from Old Digimarc's consolidated financial statements and reflect assumptions and allocations made by Old Digimarc. The predecessor financial statements do not fully represent what the predecessor's financial position, results of operations and cash flow would have been had it operated as a stand-alone public company for the periods presented, or those that we expect to achieve in the future because, among other reasons, prior to the spin-off, the digital watermarking business was operated by Old Digimarc as part of a larger corporate organization. Significant changes may occur in our cost structure, tax structure, management, financing and business operations as a result of our operating as a public company separate from Old Digimarc. These changes may result in increased costs associated with reduced economies of scale, marketing expenses, the incurrence of debt and interest expense, stand-alone costs for services formerly provided by Old Digimarc, the need for additional personnel to perform services formerly provided by Old Digimarc, and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national exchange. As a result, the historical information included in this Annual Report on Form 10-K is not necessarily indicative of what our future financial position, results of operations and cash flow will be. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(2) We have a history of losses and although we achieved profitability in 2008 we may not sustain profitability, particularly if we were to lose large contracts.

        Old Digimarc's Digital Watermarking Business had incurred significant net losses from inception. Old Digimarc's accumulated deficit was $100 million as of December 31, 2007. For the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 we generated net income of $1,491. Achieving profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those with the Central Banks and Nielsen, growth in revenues of our licensees, and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could have a negative effect on our revenues, margins and profitability.

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

        In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, longer investment tenures or higher other-than-temporary impairments.

(4) The current economic downturn may impair the financial soundness of our licensees and customers, which could adversely affect our business operations.

        As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our customers and licensees may be negatively affected in ways that reduce our revenues and margins, quality of receivables, and cash flow.

(5) A small number of customers account for a substantial portion of our revenues and the loss of any large contract could materially disrupt our business.

        Historically, we have derived a significant portion of our revenues from a limited number of customers. Two customers, the Bank for International Settlements, acting on behalf of the Central Banks, and Nielsen, represented approximately 77% of our revenue for the year ended December 31, 2008. Most of our revenues come from long-term contracts generally having terms of three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, our financial results could be adversely affected.

        We expect to continue to depend upon a small number of customers for a significant portion of our revenues for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenues and have a material adverse effect on our financial results.

(6) A significant portion of our revenue is subject to commercial contracts and development of new markets that may involve unpredictable delays and other unexpected changes, which might limit our actual revenue in any given quarter or year.

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

(7) The market for our products is highly competitive and alternative technology or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

        The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technology. Because the market solutions based on our technologies are still in an early stage of development, we also may face competition from unexpected sources.

        Alternative technology that may directly or indirectly compete with particular applications of our watermarking technologies include:

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

  •
  Traditional anti-counterfeiting technologies—a number of solutions used by many governments (that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

  •
  Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, used in some photo identification credentials, labels and tags;

  •
  Internet technologies—numerous existing and potential Internet access and search methods are competitive with Digimarc Mobile systems and the searching capabilities of Digimarc for Images;

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

        In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, requiring accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that failure to successfully accommodate future changes in technologies related to our technology could have a long-term effect on our growth and results of operations.

        New developments are expected to continue, and discoveries by others, including current and potential competitors, possibly could render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from these products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We may be unable to compete successfully against current or future participants in our market or against alternative technologies, and the competitive pressures we face could decrease our revenue and profits in the future.

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

(9) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth, particularly in the media and entertainment sectors.

        Many of our business endeavors, such as our licensing of intellectual property in support of audio and video copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of digital watermarking, particularly in the media and entertainment market. In addition, potential customers in the media and entertainment industry may delay or reject initiatives that relate to deployment of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

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

(11) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

        We have staffed our company with the intent of achieving and sustaining profitability. Our current staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor. Although we believe that increasing our workforce would potentially support anticipated growth and profitability, it would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability in the short term.

(12) Our future growth will depend to some extent on our successful implementation of our technology in solutions provided by third parties, including partners and suppliers.

        Our business and strategy rely substantially on deployment of our technology by third-party software developers and original equipment manufacturers. For example, one form of our technology is commonly deployed in image editing applications to permit users of these products to read data embedded in imagery, and thereby identify ownership and discern the identities of image owners. Another form of our technology is used in our anti-counterfeiting products. If third parties who include our technology in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technology would be adversely affected and, consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek other providers.

(13) Our growth of IP licensing revenues depends on successful implementation of solutions by our licensees and third parties and successful development of new markets for our technology.

        Our IP licensing business and strategy rely, in part, on successful deployment of our technology by our licensees and other third-party software developers and original equipment manufacturers. For example, our technology is being deployed as part of Digital Cinema systems to theatres around the world by companies that integrate technologies and subsystems. If third parties who license our intellectual property for their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology and intellectual property, or these partners are unsuccessful in their efforts, our ability to increase licensing revenues would be adversely affected. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek other providers.

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

(16) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

        Products and services as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arise that were not contractually limited or adequately covered by insurance, the expense associated with defending these actions or paying the resultant claims could be significant.

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

        Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technology, products and services are exposed. These risks include the following:

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

        Some of our key technology and solutions from our patent or technology licensees are in the development stage. Consequently, products incorporating our technology and solutions are undergoing technological change and are in the early stage of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our revenue. In addition, we may be required to incur unanticipated expenditures if product changes or improvements are required. Additionally, new industry standards might redefine the products that we or our licensees are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products by us or our licensees and achieving profitability from these products could be delayed or halted. We also may be required to fund any changes or improvements out of operating income, which could adversely affect our profitability.

(19) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

        Our success depends in part on licensing our proprietary technology. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us. Although we devote significant resources to developing and protecting our technologies, and periodically evaluate potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future.

        We face risks associated with our patent position, including the potential need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be challenged, and the possibility that third parties will be able to compete against us without infringing our patents. Budgetary concerns may cause us not to file or continue litigation against known infringers of our patent rights, or may cause us not to file for, or pursue, patent protection for all of our inventive technology in jurisdictions where they may have value. Some governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price, or we may incur significant costs in bringing legal proceedings against third parties who are infringing our patents.

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

        As more companies engage in business activities relating to digital watermarking, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties' intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technology or develop non-infringing technologies. In these circumstances, continued use of our technology may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technology may result in liability that threatens our continuing operation.

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

        As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technology, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technology, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technology or other proprietary information may not prevent their misappropriation.

(20) Our internal controls and procedures may not succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

        We have deployed significant resources to design, implement, and maintain effective internal controls and procedures, including disclosure controls and procedures. Although our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon various assumptions about the likelihood of future events, and our system may not succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner.

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

ITEM 1B:    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2:    PROPERTIES

        We lease our principal administrative, marketing, research, and intellectual property development facility, which is located in Beaverton, Oregon.

	Square Feet	Expires
Beaverton, Oregon	46,000	August 2011

ITEM 3:    LEGAL PROCEEDINGS

        From time to time in our normal course of business we are a party to various legal claims, actions and complaints. We do not have any pending litigation that we consider material.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

        Trading in our common stock commenced on the Nasdaq Stock Market LLC on October 17, 2008, under the symbol "DMRC." The closing price of our common stock on the Nasdaq Global Market was $9.27 on February 18, 2009. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2008
	High	Low
Fourth quarter	$11.50	$7.93

        At February 18, 2009, we had 165 stockholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in "street name," we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

        We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

 STOCK PERFORMANCE GRAPH

        The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested on October 17, 2008, the first day of trading in our common stock at the closing price on such date and in each of the other two indices at the closing price on such date and assumes reinvestment of any dividends. We believe that the companies in the peer group are more comparable to us in terms of line-of-business, market capitalization, revenues, and number of employees and, therefore, comprise a more appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

		INDEXED RETURNS Months Ending
	Base Period 10/17/08
Company Name/Index		10/31/08	11/30/08	12/31/08
Digimarc Corporation	100	105.82	95.24	106.03
Nasdaq Index	100	100.56	89.74	92.36
Peer Group	100	98.55	82.34	86.50

Companies included in the peer group index of the stock performance graph are as follows:

ADAM INC AETRIUM INC ALLIANCE FIBER OPTIC PRODUCT AWARE INC CHYRON CORP CLEARONE COMMUNICATIONS INC	DATA I/O CORP EASYLINK SERVICES INTL CORP ESPEY MFG & ELECTRONICS CORP INSIGNIA SYSTEMS INC MEDIA SCIENCES INTL INC MICRONETICS INC	MOCON INC NEW ULM TELECOM INC OI CORP PEERLESS SYSTEMS CORP SRS LABS INC TELESTONE TECHNOLOGIES VERSANT CORP

ITEM 6:   SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2008, which has been derived from (a) audited financial statements as of December 31, 2008, 2007, 2006, and 2005, and for the period August 2, 2008 through December 31, 2008 and years ended December 31, 2007, 2006 and 2005; and (b) unaudited financial information as of August 1, 2008 and December 31, 2004 and for the period January 1, 2008 through August 1, 2008 and for the year ended December 31, 2004. In our opinion, the information derived from our unaudited financial statements is presented on a basis consistent with the information in our audited financial statements. The selected financial information presented may not reflect the results of operations or financial condition that would have resulted had we been operating as an independent, publicly-traded company during the periods presented, and is not necessarily indicative of our future performance as an independent company. See "Risk Factors."

        The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Statement of Operations Data(1)

	Successor	Predecessor	Total*	Predecessor	Predecessor	Predecessor	Predecessor
			Year Ended December 31,
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	2008	2007	2006	2005	2004
	(audited)	(unaudited)	(unaudited)	(audited)	(audited)	(audited)	(unaudited)
Operating revenues	$7,832	$11,950	$19,782	$13,025	$11,071	$11,119	$11,184
Gross profit percentage	70%	69%	70%	69%	66%	69%	68%
Operating income (loss)	$(357)	$836	$479	$(1,310)	$(3,908)	$(5,770)	(2)
Net income (loss)	$76	$1,415	$1,491	$55	$(2,687)	$(4,842)	(2)
Earnings per share:
Net income per share—basic and diluted	$0.01
Weighted average shares outstanding—basic and diluted	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic and diluted		$0.20	$0.21	$0.01	$(0.38)	$(0.68)	(2)
Weighted average shares outstanding—basic and diluted		7,143	7,143	7,143	7,143	7,143	7,143

*
Used for comparative purposes

Balance Sheet Data(1)

	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
			Year Ended December 31,
	As of December 31, 2008	As of August 1, 2008	2007	2006	2005	2004
	(audited)	(unaudited)	(audited)	(audited)	(audited)	(unaudited)
Cash, cash equivalents and short-term marketable securities	$40,168	$54,749	$32,713	$33,073	$31,982	$51,836
Long-term marketable securities	$5,744	$—	$—	$—	$—	$—
Total assets	$52,441	$64,111	$38,451	$37,658	$36,896	$56,210
Long-term liabilities	$257	$237	$215	$294	$295	$160
Redeemable preferred stock	$50	$—	$—	$—	$—	$—

(1)
The Old Digimarc/L-1 merger agreement provided that all cash and cash equivalents, short-term marketable securities and restricted cash, collectively referred to as the aggregate cash, of Old Digimarc was treated as cash retained by Digimarc in its carved-out financial statements. As a result, the presentation of the financial statements and operating data of Digimarc during the carve-out periods reflect the cash flow of Old Digimarc, including its Secure ID Business, combined with Digimarc. For 2004 through 2007, the consolidated results of Old Digimarc reflected operating losses of $9.5 million, $23.6 million, $13.1 million and $1.6 million respectively. Cash provided by (used in) operations for those same periods was $4.7 million, ($3.2) million, $9.3 million and $16.3 million, respectively. Also, capital expenditures for those periods were $39.7 million, $15.5 million, $10.5 million and $17.7 million, respectively. In addition, aggregate cash balances were reduced from $43.6 million at the end of 2004 to $32.7 million at the end of 2007, reflecting the funding of operating losses for the combined Secure ID Business and Digital Watermarking Business and for funding capital expenditures, the majority being for the Secure ID Business.

  Prior to the acquisition of the Secure ID Business from Polaroid by Old Digimarc in late December 2001, Digimarc operated as a separate entity. Its revenues for 2000 and 2001 were $11.9 million and $13.2 million, respectively, and its operating losses exceeded $20 million in each of those years. In the years after the acquisition and up through the date of the acquisition of Old Digimarc by L-1, Old Digimarc's business, including Digimarc, began to benefit from a shared services operating model where its general and administrative costs, among others, could be spread more efficiently across multiple operating activities. In addition, in mid-2005, after incurring significant operating losses in 2004 and projecting further significant losses in the future, Old Digimarc began a reorganization of its business to focus on its core strengths while significantly reducing its cost of operations in all areas, and growing revenues in both the Secure ID Business and Digital Watermarking Business. The change in the operating results of Digimarc since its early loss years prior to Old Digimarc's acquisition of the Secure ID Business began to benefit from the shared services operating model in 2002, and later, beginning in 2005, as operating costs were reduced and revenues began to rise to current levels. As a result, Digimarc's operating losses reduced over the years to $1.3 million in 2007, and eventually achieved an operating profit (loss) of $0.8 million and $(0.4) million for the periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, respectively.

(2)
Certain financial data for the year ended December 31, 2004 have been omitted from this information statement because they are not available without unreasonable effort and expense. We believe these financial data for the year ended December 31, 2004 are not material to an understanding of our financial performance and related trends.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included at the end of this discussion, under the caption "Forward-Looking Statements" and Item 1A, "Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

        All dollar amounts are in thousands, unless otherwise noted.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts fixed assets, intangible assets, income taxes, long-term service contracts, marketable securities, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, revenue recognition on license and subscription arrangements, impairments and estimation of useful lives of long-lived assets, reserves for uncollectible accounts receivable, contingencies and litigation and stock- based compensation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

  Other key assumptions differing from the historical accounting of Old Digimarc:

  •
  Cash:  All cash balances of Old Digimarc are treated as retained by Digimarc, consistent with the merger agreement between Old Digimarc and L-1. Accordingly, restricted cash on the books of Old Digimarc that related directly to its operations flowed through to Digimarc in these financial statements as non-restricted cash included in cash and cash equivalents in the predecessor financial statements. The letters of credit that required the restricted cash remained with Old Digimarc following its acquisition by L-1.

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

  •
  Pro-forma earnings (loss) per share (unaudited):  The weighted average shares outstanding—basic and diluted of 7,143,442 was calculated based on a distribution ratio of one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock, excluding shares held in treasury, outstanding at August 1, 2008, the date of the spin-off of Digimarc from Old Digimarc.

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

  •
  Merger related costs:  All Old Digimarc costs related to the merger of Old Digimarc with L-1 were allocated to Old Digimarc. Digimarc was responsible for payment of the majority of these costs

  •
  Commitments and contingencies:  Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

  •
  Stock compensation expense:  Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

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

        Revenue recognition:    Some customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. We account for these arrangements in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in EITF Issue No. 00-21 are as follows:

  (i)
  the delivered item has value to the customer on a stand-alone basis;

  (ii)
  there is objective and reliable evidence of the fair value of the undelivered item; and

  (iii)
  if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

        For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that we have sold the element separately to another customer. Management applies judgment to ensure appropriate application of EITF Issue No. 00-21, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. Revenue is recognized in accordance with SAB 104 when the following four criteria are met:

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

  •
  Revenue recognition on long-term service contracts:  Revenue from professional service arrangements is generally determined based on time and materials or a cost plus a profit margin measure. Revenue for professional services is recognized as the services are performed. Losses on contracts, if any, are provided for in the period in which the loss becomes determinable. Invoicing for services rendered generally occurs within one to two weeks after each month end that the services are provided. Revenue earned which has not been invoiced at the last day of the period is included in the balance of trade receivables, net in the balance sheets.

  •
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

        Licensing and subscription revenues are paid in advance and recognized ratably over the term of the license or subscription period.

        Impairments and estimation of useful lives of long-lived assets:    We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of the assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

        Contingencies and litigation:    We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, Accounting for Contingencies. If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

        Patent Costs:    Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs include internal legal labor, professional legal fees, government filing fees and translation fees related to obtaining the Company's patent portfolio. These costs were expensed in the predecessor financial statements.

        Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the respective periods, generally from one to four years. These costs were expensed in the predecessor financial statements.

        Stock-based compensation:    We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. We use the Black-Scholes option pricing model as our method of valuation for stock- based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors.

Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method.

        Results of Operations—Periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor) compared to the Year Ended December 31, 2007 (predecessor)

        The following tables present our statements of operations data for the periods indicated.

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue:
Service	$4,064	$6,456	$10,520	$7,806
License and subscription	3,768	5,494	9,262	5,219

Total revenue	7,832	11,950	19,782	13,025
Cost of revenue:
Service	2,248	3,519	5,767	3,815
License and subscription	114	145	259	217

Total cost of revenue	2,362	3,664	6,026	4,032
Gross profit	5,470	8,286	13,756	8,993
Operating expenses:
Sales and marketing	1,154	1,928	3,082	2,453
Research, development and engineering	1,772	2,071	3,843	2,912
General and administrative	2,877	2,349	5,226	3,345
Intellectual property	304	1,102	1,406	1,593
Transitional services	(280)	—	(280)	—

Total operating expenses	5,827	7,450	13,277	10,303

Operating income (loss)	(357)	836	479	(1,310)

Other income, net	443	590	1,033	1,387

Income before provision for income taxes	86	1,426	1,512	77
Provision for income taxes	(10)	(11)	(21)	(22)

Net income	$76	$1,415	$1,491	$55

*
Used for comparative purposes

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue:
Service	52%	54%	53%	60%
License and subscription	48	46	47	40

Total revenue	100	100	100	100
Cost of revenue:
Service	29	30	29	29
License and subscription	1	1	1	2

Total cost of revenue	30	31	30	31
Gross profit	70	69	70	69
Operating expenses:
Sales and marketing	15	16	16	19
Research, development and engineering	23	17	19	22
General and administrative	37	20	26	26
Intellectual property	4	9	7	12
Transitional services	(4)	—	(1)	—

Total operating expenses	75	62	67	79

Operating income (loss)	(5)	7	3	(10)

Other income, net	6	5	5	11

Income before provision for income taxes	1	12	8	1
Provision for income taxes	—	—	—	—

Net income	1%	12%	8%	1%

*
Used for comparative purposes

        Our revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 increased 52% to $19.8 million from $13.0 million for the year ended December 31, 2007. The increase is primarily the result of a change in revenue mix. In 2008, higher margin license revenues, the majority of which are attributable to the Nielsen contract, comprised a greater percentage of total revenues. The increase in revenues was offset by increased bonuses and related expenses in 2008, compared to no incentive compensation in 2007, and higher operating expenses in the period August 2, 2008 through December 31, 2008, the period during which we operated as a stand-alone company.

  Revenue

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase	Percent Increase
Revenue:
Service	$4,064	$6,456	$10,520	$7,806	$2,714	35%
License and subscription	3,768	5,494	9,262	5,219	4,043	77%

Total	$7,832	$11,950	$19,782	$13,025	$6,757	52%

Revenue (as % of total revenue):
Service	52%	54%	53%	60%
License and subscription	48%	46%	47%	40%

Total	100%	100%	100%	100%

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

        The increase in service revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 30, 2008 compared to the year ended December 31, 2007 was due primarily to increased consulting revenues related to our new contract with Nielsen.

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

        The increase in license and subscription revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 was due primarily to increased license revenues as a result of the contract with Nielsen.

        We anticipate continued revenue growth in 2009, but at lower than the double digit percentage rate we experienced in 2008.

  Revenue by Geography

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$3,425	$6,274	$9,699	$3,696	$6,003	162%
International	4,407	5,676	10,083	9,329	754	8%

Total	$7,832	$11,950	$19,782	$13,025	$6,757	52%

Revenue (as % of total revenue):
Domestic	44%	53%	49%	28%
International	56%	47%	51%	72%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Domestic revenue increased for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of additional service and license revenues associated with the Nielsen contract.

        International revenue slightly increased for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of increased service revenue from our agreement with the consortium of Central Banks.

  Cost of Revenue

        Service.    Cost of service revenue primarily includes costs that are allocated from research, development, engineering and sales and marketing that relate directly to producing revenue under our customer contracts, and to a lesser extent direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

  •
  salaries, a payroll tax and benefit factor, incentive compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

  •
  payments to outside contractors that are billed to customers;

  •
  charges for equipment directly used by the customer;

  •
  depreciation charges for machinery, equipment and software; and

  •
  travel costs directly attributable to service and development contracts.

        License and subscription.    Cost of license and subscription revenue primarily includes:

  •
  patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc; and

  •
  internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

  Gross Profit

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase	Percent Increase
Gross Profit:
Service	$1,816	$2,937	$4,753	$3,991	$762	19%
License and subscription	3,654	5,349	9,003	5,002	4,001	80%

Total	$5,470	$8,286	$13,756	$8,993	$4,763	53%

Gross Profit (as % of related revenue components):
Service	45%	45%	45%	51%
License and subscription	97%	97%	97%	96%
Total	70%	69%	70%	69%

*
Used for comparative purposes

        Although the overall gross profit as a percentage of revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 remained relatively consistent, the gross profit percentage of the revenue components reflect the following primary changes:

  •
  an increase in the cost of services component where we incurred higher incentive compensation of $0.1 million under our incentive bonus program for which no accrual was made for the 2007 period; and, to a lesser extent

  •
  a slight increase in the mix of lower margin, pass-through third party services, primarily hardware acquisition related.

        The effect of these items was offset to some extent by a change in revenue mix where higher margin license revenues, the majority of which are attributable to the Nielsen contract, comprised a greater percentage of total revenues.

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

  Sales and marketing

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase	Percent Increase
Sales and marketing	$1,154	$1,928	$3,082	$2,453	$629	26%
Sales and marketing (as % of total revenue)	15%	16%	16%	19%

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

        The increase in sales and marketing expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

  •
  the shared services allocation methodology applied in the predecessor financial statements;

  •
  a write-off of an investment of an international cash basis customer; and

  •
  increase in accrued benefits primarily related to incentive bonuses of $0.3 million compared to no corporate incentive bonus earned or accrued in 2007.

        We anticipate that we will continue to incur sales and marketing costs at approximately existing levels to support ongoing sales initiatives.

  Research, development and engineering

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase	Percent Increase
Research, development and engineering	$1,772	$2,071	$3,843	$2,912	$931	32%
Research, development and engineering (as % of total revenue)	23%	17%	19%	22%

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

        The increase in research, development and engineering expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

  •
  the shared services allocation methodology applied in the predecessor financial statements; and

  •
  an increase in accrued benefits primarily related to incentive bonuses of $0.4 million compared to no corporate incentive bonus earned or accrued in 2007.

        We anticipate that we will continue to invest in research, development and engineering expenses at approximately existing levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

  General and administrative

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase	Percent Increase
General and administrative	$2,877	$2,349	$5,226	$3,345	$1,881	56%
General and administrative (as % of total revenue)	37%	20%	26%	26%

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

        The increase in general and administrative expenses for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

  •
  the shared services allocation methodology applied in the predecessor financial statements; and

  •
  an increase in accrued benefits primarily related to incentive bonuses of $0.4 million compared to no corporate incentive bonus earned or accrued in 2007.

        We anticipate that we will continue to incur general and administrative expenses at least at existing or higher levels in the near term due to the loss of synergies as a result of our spin-off from Old Digimarc, while we continue to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

  Intellectual property

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Decrease	Percent Decrease
Intellectual property	$304	$1,102	$1,406	$1,593	$(187)	(12)%
Intellectual property (as % of total revenue)	4%	9%	7%	12%

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

        The decrease in intellectual property expenses for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

  •
  capitalized patent application and award costs aggregating $0.4 million; offset somewhat by

  •
  an increase in accrued benefits primarily related to incentive bonuses of $0.1 million compared to no corporate incentive bonus earned or accrued in 2007.

        We anticipate that we will continue to invest in intellectual property expenses at current levels or higher.

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

        The net transitional services expenses reimbursed to Digimarc aggregated $0.3 million for the period August 2, 2008 through December 31, 2008 and are expected to decline through mid-2009 as the amount of transition services decline.

  Stock-based compensation

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$5	$99	$104	$102	$2	2%
Sales and marketing	38	208	246	287	(41)	(14)%
Research, development and engineering	51	34	85	47	38	81%
General and administrative	422	537	959	728	231	32%
Intellectual property	16	35	51	45	6	13%

Total	$532	$913	$1,445	$1,209	$236	20%

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

        The increase in stock-based compensation expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from the expensing of the initial layer of stock-based awards for Digimarc pursuant to SFAS 123(R).

        The predecessor incurred additional stock-based compensation expense from Old Digimarc through August 1, 2008, pursuant to the described allocation process.

  Other income, net

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Decrease	Percent Decrease
Other income, net	$443	$590	$1,033	$1,387	$(354)	(26)%

*
Used for comparative purposes

        Other income, net consists primarily of interest income from our cash and short term marketable securities.

        The decrease in other income (expense), net for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from lower interest earned on cash and investment balances, reflecting lower interest rates available.

  Provision for Income Taxes.

        Old Digimarc.    The provision for income taxes reflects expected tax expense from profitability in certain foreign jurisdictions. The predecessor recorded a full valuation allowance against net deferred tax assets at August 1, 2008 due to the uncertainty of realization of net operating losses. As a separate legal entity, we will not benefit from any of the carry-forward tax attributes of Old Digimarc, including net operating loss carry-forwards.

        Digimarc.    For the period from August 2, 2008 through December 31, 2008 the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period. Furthermore, a valuation allowance has been recorded to offset our net deferred tax assets until such time that we are able to predict that it is more likely than not the tax assets or portions thereof will be realized.

Years Ended December 31, 2007 and 2006

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2007	2006
Revenue:
Service	60%	62%
License and subscription	40	38

Total revenue	100	100
Cost of revenue:
Service	29	33
License and subscription	2	1

Total cost of revenue	31	34
Gross profit	69	66
Operating expenses:
Sales and marketing	19	34
Research, development and engineering	22	22
General and administrative	26	31
Intellectual property	12	14

Total operating expenses	79	101

Operating loss	(10)	(35)

Other income, net	11	11

Income (loss) before provision for income taxes	1	(24)

Provision for income taxes	0	0

Net income (loss)	1%	(24)%

Revenue

	Year Ended December 31,
			Dollar Increase	Percent Increase
	2007	2006
Revenue:
Service	$7,806	$6,812	$994	15%
License and subscription	5,119	4,159	960	23%

Total	$13,025	$11,071	$1,954	18%

Revenue (as % of total revenue):
Service	60%	62%
License and subscription	40%	38%

Total	100%	100%

        The increase in service revenue for the year was primarily due to increases in consulting revenue. Our Central Banks consortium accounted for more than two-thirds of the increase, followed by Nielsen and, to a lesser extent, contracts with various other government agencies. Increased revenues from the Central Banks resulted primarily from volume increases in the work plans with some minor increases attributable to change in billing rate mix and pass through of third party costs and expenses. We entered into our contract with Nielsen in late 2007.

        The increase in license and subscription revenue for the year was primarily attributable to higher license revenues from customers whose revenues fluctuate from period to period and a combination of growing levels of fixed and variable royalties from a larger customer base.

Revenue by Geography

	Year Ended December 31,
			Dollar Increase	Percent Increase
	2007	2006
Revenue by geography:
Domestic	$3,696	$2,414	$1,182	53%
International	9,329	8,657	672	8%

Total	$13,025	$11,071	$1,954	18%

Revenue (as % of total revenue):
Domestic	28%	22%
International	72%	78%

Total	100%	100%

        The increase in domestic revenue for the year was due primarily to increases in service and license revenues from Nielsen.

        The increase in international revenue for the year was due primarily to growing license revenues from various international customers.

Gross Profit

	Year Ended December 31,
			Dollar Increase	Percent Increase
	2007	2006
Gross profit:
Service	$3,991	$3,179	$812	26%
License and subscription	5,002	4,123	879	21%

Total	$8,993	$7,302	$1,691	23%

Gross profit (as % of related revenue component):
Service	51%	47%
License and subscription	96%	97%
Total	69%	66%

        The overall improvement of gross profit and gross profit as a percentage of revenue for the year primarily reflects:

  •
  a higher volume of consulting services that improved our cost mix, thus contributing to the increased service gross profit and gross profit margins, and

  •
  a change in revenue mix where both increased and higher margin license revenues constituted a greater percentage of total revenue.

Operating Expenses

  Sales and marketing

	Year Ended December 31,
			Dollar Decrease	Percent Decrease
	2007	2006
Sales and marketing	$2,453	$3,740	$(1,287)	(34)%
Sales and marketing (as % of total revenue)	19%	34%

        The decrease in sales and marketing expense for the year primarily reflects:

  •
  a reduction of overall sales and marketing costs resulting from the cost reduction initiatives that began in the second half of 2005 and accelerated further in the second half of 2006,

  •
  lower shared-services marketing costs allocated to us due to an increased focus on the Secure ID Business unit, and, to a lesser extent,

  •
  a decrease in the costs of our incentive bonus program by $0.2 million, reflecting no bonus accrual for the 2007 period.

  Research, development and engineering

	Year Ended December 31,
			Dollar Increase	Percent Increase
	2007	2006
Research, development and engineering	$2,912	$2,448	$464	19%
Research, development and engineering (as % of total revenue)	22%	22%

        The increase in research, development and engineering expense for the year reflects:

  •
  increased costs to support a growing business and the enhancement of current or new products and solutions being offered to the market, offset by

  •
  a decrease in the costs of our incentive bonus program, reflecting no bonus accrual for the 2007 period.

  General and administrative

	Year Ended December 31,
			Dollar Decrease	Percent Decrease
	2007	2006
General and administrative	$3,345	$3,433	$(88)	(3)%
General and administrative (as % of total revenue)	26%	31%

        The slight decrease in general and administrative expense for the year reflects a decrease in our incentive bonus program, reflecting no bonus accrual for the 2007 period.

  Intellectual property

	Year Ended December 31,
			Dollar Increase	Percent Increase
	2007	2006
Intellectual Property	$1,593	$1,589	$4	0%
Intellectual Property (as % of total revenue)	12%	14%

        Intellectual property expense remained relatively consistent from year to year.

  Stock-based compensation

	Year Ended December 31,
			Dollar Increase (Decrease)	Percent Increase (Decrease)
	2007	2006
Cost of service	$102	$42	$60	143%
Sales and marketing	287	172	115	67%
Research, development and engineering	47	51	(4)	(8)%
General and administrative	728	495	233	47%
Intellectual property	45	30	15	50%

Total	$1,209	$790	$419	53%

        The increase in stock-based compensation expense for the year was primarily due to an additional layer of stock-based awards expensed pursuant to the adoption of SFAS 123(R).

  Other income, net

	Year Ended December 31,
			Dollar Increase	Percent Increase
	2007	2006
Other income, net	$1,387	$1,242	$145	12%

        The increase in other income, net for the year reflects higher average interest rates on our cash and investment balances.

Liquidity and Capital Resources

	Successor	Predecessor	Predecessor
	December 31, 2008	August 1, 2008	December 31, 2007
Working capital	$41,099	$46,502	$33,455
Current (liquidity) ratio	11.9:1	3.9:1	10.8:1
Cash, cash equivalents and short-term marketable securities	$40,168	$54,749	$32,713
Long-term marketable securities	$5,744	—	—

        Cash flow generated by Old Digimarc, which flowed to Digimarc, and improved operating results contributed to our improved cash, cash equivalents, marketable securities and working capital positions over the periods presented. The $5.4 million reduction in working capital from August 1, 2008 to December 31, 2008 related primarily to investing in longer term, marketable securities with maturities of less than two years.

        Operating Cash Flow.    The components of operating cash flows were:

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$76	$1,415	$1,491	$55	$1,436	2,611%
Non-cash items	730	1,844	2,574	1,821	753	41%
Changes in operating assets and liabilities	(9,119)	8,951	(168)	(851)	683	80%

Net cash provided by (used in) operating activities	$(8,313)	$12,210	$3,897	$1,025	$2,872	280%

*
Used for comparative purposes

        Net income (loss).    The improved operating results reflect:

  •
  increased revenues reflecting a growing business; offset somewhat by

  •
  higher operational costs incurred by Digimarc compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements; and

  •
  incentive compensation expense for 2008 aggregating $1.2 million compared to none accrued or paid for 2007.

        Non-cash charges.    The increase in non-cash charges in each of the comparable periods is primarily the result of:

  •
  increased depreciation and amortization expense primarily as a result of our information technology investments

  •
  increased stock compensation expense as a result of the expensing of the initial layer of stock-based awards pursuant to SFAS 123(R); and

  •
  the impairment write-off of $0.3 million related to an investment in one of our international cash basis customers.

        Operating assets and liabilities.    The major changes in the operating assets and liabilities for the comparable periods primarily reflect timing differences for:

  •
  the timing and mix of service revenues, which generally carry a longer collection period than license revenues, as well as the collection of receivables related to deferred revenues. Billings for revenues that are made in advance, as provided in our contracts, and the related collections of receivables, result in deferred revenues. The timing of these billings and collections fluctuates and can change from period to period based on individual customer requirements; and

  •
  the accrual for and payment of liabilities related to payroll and related costs, such as our incentive bonus programs. These costs and associated liabilities are traditionally accrued during each quarterly period and increase throughout each year and then are paid out to participants in the first quarter after each year end. For 2007, there were no incentive bonus accruals and accordingly no incentive bonus payment was made after year end.

        Cash flows from investing activities.    The major changes in our investing activities are the result of:

  •
  investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

  •
  investments made in the patent application and granting process beginning August 2, 2008; and

  •
  net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

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

  Commitments and Contingencies.

        Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $2.3 million as of December 31, 2008 and are payable in monthly installments through July 2011. Our significant commitments and payment obligations under non-cancelable operating leases at December 31, 2008 are as follows:

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total contractual obligations	$2,337	$856	$1,481	$—	$—

  Future Cash Expectations.

        We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and short-term marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

        We may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to take steps to remedy any such potential deficiencies. If it were necessary to obtain additional financing or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Adjusted EBITDA

        We define Adjusted EBITDA as net earnings before interest expense, income taxes, depreciation, amortization and non-cash expenditures for stock compensation. Adjusted EBITDA is not a measure of financial performance under GAAP. Management uses Adjusted EBITDA in internal analyses as a supplemental measure of our financial performance to assist it in determining performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Adjusted EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Adjusted EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP and this non-GAAP measure may not be comparable to similarly titled measures of other companies.

        The following table presents a reconciliation of Adjusted EBITDA to net earnings:

	Successor	Predecessor	Total*	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$76	$1,415	$1,491	$55	$1,436	2,611%
Adjustments:
Provision for income taxes	10	11	21	22	(1)	(5)%
Interest income, net	(462)	(590)	(1,052)	(1,387)	335	24%
Depreciation and amortization	198	568	766	612	154	25%
Stock compensation	532	913	1,445	1,209	236	20%

Adjusted EBITDA	$354	$2,317	$2,671	$511	$2,160	423%

*
Used for comparative purposes

	Predecessor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$55	$(2,687)	$2,742	202%
Adjustments:
Provision for income taxes	22	21	1	5%
Interest income, net	(1,387)	(1,255)	(132)	(11)%
Depreciation and amortization	612	616	(4)	(1)%
Stock compensation	1,209	790	419	53%

Adjusted EBITDA	$511	$(2,515)	$3,026	220%

        The increase in Adjusted EBITDA for both the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 and for the year ended December 31, 2007 compared to the year ended December 31, 2006 were due primarily to improved operating results from increased revenues as our business has grown.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

        In October 2008, the FASB issued FSP 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The provisions of SFAS No. 141(R) are applicable to business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. The provision of SFAS No. 141(R) will have a significant impact in the accounting for future business combinations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-on Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Among other things, SFAS No. 160 requires non-controlling interest to be included as a component of shareholders' equity. The Company does not currently have any material non-controlling interests.

        Staff Accounting Bulletin 110 (SAB 110), Shared-Based Payment, issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating expected lives of share options granted after December 31, 2007. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

        In April 2008, the FASB issued FSP No. 142-3 Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of this Staff Position to have a material effect on its financial position, results of operations or cash flows.

Forward-Looking Statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "may," "plan," "should," "could," "expect," "anticipate," "intend," "believe," "project," "forecast," "estimate," "continue," variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in "Item 1A. Risk Factors"), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

  •
  capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets

  •
  our use of cash in upcoming quarters;

  •
  anticipated levels of backlog and bid activity in future periods; and

  •
  other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in "Item 1A. Risk Factors."

        Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Annual Report on Form 10-K.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2008, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, and short- and long-term marketable securities, of $18.9 million. The original maturities of our investment portfolio range from 44 to 547 days with an average interest rate of 2.1%. We had capital lease obligations of approximately $39 at December 31, 2008. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2008, the decline of the fair market value of the fixed income portfolio and interest expense associated with capital leases would not be material. To a lesser extent, we are also subject to foreign currency exchange risk in the form of exposures to fluctuations in currency exchange rates.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part IV, Item 15, Exhibits and Financial Statement Schedules and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T):    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

        None.

 PART III

        Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2009 annual meeting of stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  Code of Ethics

        We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer and controller, as well as a Code of Ethics for Financial Professionals that applies to our principal financial officer and controller. We have made these codes available in the Corporate Governance section of our website at www.digimarc.com/about/governance. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within four business days.

        The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions "Election of Directors," "Report of the Governance and Nominating Committee of the Board of Directors—Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11:    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Executive Compensation."

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption "Election of Directors—Determination of Independence, and "Related Person Transactions."

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption "Audit Fees."

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following documents are filed as part of this Annual Report on Form 10-K:

  (i)
  Report of Independent Registered Public Accounting Firm

  (ii)
  Balance Sheets as of December 31, 2008, August 1, 2008 and December 31, 2007

  (iii)
  Statements of Operations for the Period August 2, 2008 through December 31, 2008, for the Period January 1, 2008 through August 1, 2008 and for the years ended December 31, 2007 and 2006

  (iv)
  Statements of Stockholders' Equity as of December 31, 2008, August 1, 2008 and December 31, 2007

  (v)
  Statements of Cash Flows for the Period August 2, 2008 through December 31, 2008, for the Period January 1, 2008 through August 1, 2008 and for the years ended December 31, 2007 and 2006

  (vi)
  Notes to Financial Statements

  (a)(2) Financial Statement Schedules

        All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

  (a)(3) Exhibits

        See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Digimarc or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.

        Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION
Date: February 27, 2009	By:	/s/ MICHAEL MCCONNELL Michael McConnell Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2009
/s/ MICHAEL MCCONNELL Michael McConnell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2009
/s/ PETER W. SMITH Peter W. Smith	Director	February 27, 2009
/s/ JAMES T. RICHARDSON James T. Richardson	Director	February 27, 2009
/s/ WILLIAM J. MILLER William J. Miller	Director	February 27, 2009
/s/ BERNARD WHITNEY Bernard Whitney	Director	February 27, 2009

DIGIMARC CORPORATION INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Digimarc Corporation

        We have audited the accompanying balance sheet of Digimarc Corporation (a Delaware corporation) as of December 31, 2008 and the related statements of operations, stockholders' equity, and cash flows for the period from August 2, 2008 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation as of December 31, 2008, and the results of their operations and cash flows for the period from August 2, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Portland, Oregon
February 27, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Digimarc Corporation

        We have audited the accompanying balance sheet of New Digimarc Corporation (the "Predecessor", a carved-out business unit of Old Digimarc Corporation) as of December 31, 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2007, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As more fully described in Note 1 to the financial statements, certain expenses of the Predecessor represent allocations from Old Digimarc Corporation. The accompanying financial statements include such allocations and may not necessarily be representative of the financial position or results of operations had the Predecessor operated as an unaffiliated company during the periods presented.

/S/ GRANT THORNTON LLP

Portland, Oregon
June 20, 2008

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	Successor	Predecessor	Predecessor
	December 31, 2008	August 1, 2008	December 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,928	$50,900	$29,145
Marketable securities	21,240	3,849	3,568
Trade accounts receivable, net	3,839	3,077	3,752
Other current assets	875	4,757	387

Total current assets	44,882	62,583	36,852
Marketable securities	5,744	—	—
Property and equipment, net	1,212	1,341	1,227
Intangibles, net	456	—	—
Other assets, net	147	187	372

Total assets	$52,441	$64,111	$38,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$937	$1,208	$464
Accrued payroll and related costs	42	2,053	199
Accrued merger related liabilities	386	10,766	—
Deferred revenue	2,418	2,054	2,734

Total current liabilities	3,783	16,081	3,397
Long-term liabilities	257	237	215

Total liabilities	4,040	16,318	3,612
Commitments and contingencies (Note 14)
Stockholders' equity:
Net parent's investment	—	47,793	34,839
Preferred stock (10,000 shares issued and outstanding at December 31, 2008)	50	—	—
Common stock (7,279,442 shares issued and outstanding at December 31, 2008)	7	—	—
Additional paid-in capital	48,268	—	—
Retained earnings	76	—	—

Total stockholders' equity	48,401	47,793	34,839

Total liabilities and stockholders' equity	$52,441	$64,111	$38,451

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Successor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(unaudited)
Revenue:
Service	$4,064	$6,456	$7,806	$6,812
License and subscription	3,768	5,494	5,219	4,259

Total revenue	7,832	11,950	13,025	11,071
Cost of revenue:
Service	2,248	3,519	3,815	3,633
License and subscription	114	145	217	136

Total cost of revenue	2,362	3,664	4,032	3,769
Gross profit	5,470	8,286	8,993	7,302
Operating expenses:
Sales and marketing	1,154	1,928	2,453	3,740
Research, development and engineering	1,772	2,071	2,912	2,448
General and administrative	2,877	2,349	3,345	3,433
Intellectual property	304	1,102	1,593	1,589
Transitional services	(280)	—	—	—

Total operating expenses	5,827	7,450	10,303	11,210

Operating income (loss)	(357)	836	(1,310)	(3,908)
Other income, net	443	590	1,387	1,242

Income (loss) before provision for income taxes	86	1,426	77	(2,666)
(Provision) benefit for income taxes	(10)	(11)	(22)	(21)

Net income (loss)	$76	$1,415	$55	$(2,687)

Earnings per share:
Net income per share—basic	$0.01
Net income per share—diluted	$0.01
Weighted average shares outstanding—basic	7,156
Weighted average shares outstanding—diluted	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic		$0.20	$0.01	$(0.38)
Net income (loss) per share—diluted		$0.20	$0.01	$(0.38)
Weighted average shares outstanding—basic		7,143	7,143	7,143
Weighted average shares outstanding—diluted		7,143	7,143	7,143

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Preferred stock		Common stock
					Additional paid-in capital	Retained Earnings	Net Parent Investment	Total stockholders' equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 2007	—	$—	—	$—	$—	$—	$34,839	$34,839
Cash from Parent stock activity	—	—	—	—	—	—	23,862	23,862
Stock compensation allocated from Parent	—	—	—	—	—	—	914	914
Net activity with Parent	—	—	—	—	—	—	(13,237)	(13,237)
Net income	—	—	—	—	—	—	1,415	1,415

BALANCE AT AUGUST 1, 2008, (unaudited)	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Issuance of common stock	—	—	15,000	—	—	—	—	—
Issuance of restricted common stock	—	—	121,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$—	$48,401

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(unaudited)
Cash flows from operating activities:
Net income (loss)	$76	$1,415	$55	$(2,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	198	568	612	616
Stock-based compensation expense	532	913	1,209	790
Increase (decrease) in allowance for doubtful accounts	—	(43)	—	(13)
Other non-cash charges	—	405	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(762)	718	(1,311)	199
Other current assets	3,882	(4,370)	(78)	63
Other assets, net	40	(103)	(9)	—
Accounts payable and other accrued liabilities	(272)	744	23	(147)
Accrued payroll and related costs	(2,011)	1,854	(574)	(206)
Accrued merger related liabilities	(10,380)	10,766	—	—
Deferred revenue	366	(677)	(1,098)	(382)
Other liabilities	24	20	—	—

Net cash provided by (used in) operating activities	(8,307)	12,210	1,025	(1,767)
Cash flows from investing activities:
Purchase of property and equipment	(76)	(799)	(367)	(536)
Capitalized patent costs	(448)	—	—	—
Sale or maturity of marketable securities	95,553	136,767	150,775	136,946
Purchase of marketable securities	(118,688)	(137,048)	(154,343)	(136,207)

Net cash provided by (used in) investing activities	(23,659)	(1,080)	(3,935)	203
Cash flows from financing activities:
Cash from Parent stock activity	—	23,862	2,187	242
Net activity with Parent	—	(13,237)	(3,205)	3,152
Principal payments under capital lease obligations	(6)	—	—	—

Net cash provided by (used in) financing activities	(6)	10,625	(1,018)	3,394

Net increase (decrease) in cash and cash equivalents	(31,972)	21,755	(3,928)	1,830
Cash and cash equivalents at beginning of period	50,900	29,145	33,073	31,243

Cash and cash equivalents at end of period	$18,928	$50,900	$29,145	$33,073

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$7	$—	$—
Cash paid for income taxes	$10	$11	$—	$—

See Notes to Financial Statements.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

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

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

  •
  General allocation approach.  For consistency, when specific identification or the reasonable allocation method did not seem to fit the situation, management used a general allocation approach. This approach consisted of a blended rate based on what management determined to be the primary drivers for shared services:

  •
  Revenue ratio between the businesses.

  •
  Property and equipment balances, which served as a proxy for capital expenditures. The effort expended on capital projects is a factor in the expense and effort of shared services. To avoid fluctuations that occur in capital spending, management believes that these allocated balances represent a relative trend of capital spending between the businesses. In determining the relative balances of property, management excluded the central information technology assets because they supported the entire organization.

  •
  Headcount between the businesses.

  Other key assumptions differing from the historical accounting of Old Digimarc:

  •
  Cash:  All cash balances of Old Digimarc are treated as retained by Digimarc, consistent with the merger agreement between Old Digimarc and L-1. Accordingly, restricted cash on the books of Old Digimarc that related directly to its operations flowed through to Digimarc in these financial statements as non-restricted cash included in cash and cash equivalents in the predecessor financial statements. The letters of credit that required the restricted cash remained with Old Digimarc following its acquisition by L-1.

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

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

    these incentive compensation costs have been allocated to cost of services to the extent that their pro rata salary allocations were made to the cost of services expense category. The impact for the reported periods ranged from a 1% to 3% reduction in margins compared to the results had the allocations not been made.

  •
  Pro-forma earnings (loss) per share (unaudited):  The weighted average shares outstanding—basic and diluted of 7,143,442 was calculated based on a distribution ratio of one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock, excluding shares held in treasury, outstanding at August 1, 2008, the date of the spin-off of Digimarc from Old Digimarc.

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

  •
  Merger related costs:  All Old Digimarc costs related to the merger of Old Digimarc with L-1 were allocated to Old Digimarc. Digimarc was responsible for the payment of the majority of these costs.

  •
  Commitments and contingencies:  Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

  •
  Stock compensation expense:  Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

    values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

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

  Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets and patent costs, contingencies and litigation and stock-based compensation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Cash Equivalents

        The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $18,928, $50,900 (unaudited) and $29,145 at December 31, 2008, August 1, 2008 and December 31, 2007, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

  Marketable Securities

        The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term marketable securities. Both short- and long-term marketable securities include federal agency notes, company notes, and commercial paper. The Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, short- and long-term marketable securities, trade accounts receivable, accounts payable and accrued payroll approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value because the stated interest rates approximate current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Concentrations of Business and Credit Risk

        A significant portion of our business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

        Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with our principal banks, our investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U.S. federal agencies, which have no limits, at the time of purchase.

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

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

  Revenue Recognition

        The Company's revenue consists of service revenue and license and subscription revenue, which includes term-based software licenses, royalties and revenues from the licensing of digital watermarking products. The Company's revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition, SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

SOP 81-1 Accounting for the Performance of Construction Type and Certain Production-Type Contracts, and Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

  Other income (expense), net

        The Company's other income (expense), net consists primarily of interest income earned on cash and marketable securities. Some minor amounts are included in this category that relate to interest expense for capital lease allocations from Old Digimarc and for other non-operating items.

  Stock-Based Compensation

        On August 2, 2008, the Company adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to application of SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

        The Company adopted SFAS 123(R), which requires the application of the accounting standard as of August 2, 2008, the first day of its 2008 fiscal year. The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company's determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123(R) and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

  Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Recent Accounting Pronouncements

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

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

        In October 2008, the FASB issued FSP 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The provisions of SFAS No. 141(R) are applicable to business combinations consummated in fiscal years beginning on or after December 15,

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

2008. Early application is prohibited. The provision of SFAS No. 141(R) will have a significant impact in the accounting for future business combinations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-on Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Among other things, SFAS No. 160 requires non-controlling interest to be included as a component of shareholders' equity. The Company does not currently have any material non-controlling interests.

        Staff Accounting Bulletin 110 (SAB 110), Shared-Based Payment, issued by the U.S. Securities and Exchange Commission (SEC) was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating expected lives of share options granted after December 31, 2007. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

        In April 2008, the FASB issued FSP No. 142-3 Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of this Staff Position to have a material effect on its financial position, results of operations or cash flows.

(3) Revenue Recognition

        Revenue is recognized in accordance with SAB 104 when the following four criteria are met:

  (i)
  persuasive evidence of an arrangement exists,

  (ii)
  delivery has occurred,

  (iii)
  the fee is fixed or determinable, and

  (iv)
  collection is probable.

        Some customer arrangements encompass multiple deliverables, such as software, maintenance fees, and software development fees. The Company accounts for these arrangements in accordance with EITF Issue No. 00-21. If the deliverables meet the criteria in EITF Issue No. 00-21, the deliverables

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Revenue Recognition (Continued)

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

  •
  Software revenue is recognized in accordance with AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9. Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable. Software revenue is recognized over the term of the license, which is generally twelve months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Revenue Recognition (Continued)

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

  •
  Revenue earned which has not been invoiced at the last day of the period, but which are generally billed within one to two weeks of the last day of the period, is included in the balance of trade receivables, net in the balance sheets.

  •
  Deferred revenue consists of billings in advance for professional services, subscriptions and hardware for which revenue has not been earned.

(4) Segment Information

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

        Revenue by geographic area is as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(unaudited)
Domestic	$3,425	$6,274	$3,696	$2,414
International	4,407	5,676	9,329	8,657

Total	$7,832	$11,950	$13,025	$11,071

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(4) Segment Information (Continued)

  Major Customers

        Customers who accounted for more than 10% of the Company's revenues:

	Successor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(unaudited)
Customer A	46%	39%	60%	65%
Customer B	31%	38%	*	*
Customer C	*	*	10%	*

*
less than 10%

(5) Stock-Based Compensation

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

        For the period August 2, 2008 through September 30, 2008 there were no restricted stock or stock option grants awarded or outstanding. Accordingly, there was no stock compensation expense during this period.

        Stock-based compensation recognized in the period October 1, 2008 through December 31, 2008 is based on the value of the portion of the stock-based award that vested during the period. Compensation cost for all stock-based awards is recognized using the straight-line method.

  Determining Fair Value Under SFAS 123(R)

  Stock Options

        Valuation and Amortization Method.    The Company estimates the fair value of stock-based awards granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Stock-Based Compensation (Continued)

        Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with SAB 110, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted during the period October 1, 2008 through December 31, 2008 generally vest over four years for executive grants and two years for director grants, and have contractual terms of ten years.

        Expected Volatility.    The Company estimated the initial volatility of its common stock at the date of grant based on an independent analysis of a peer group's historical volatility of their common stock using the Black-Scholes option valuation model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award.

        Risk-Free Interest Rate.    The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on an interest rate on a Treasury bond with a maturity commensurate with each expected term estimate.

        Expected Dividend Yield.    The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

        Expected Forfeitures.    The Company uses a zero forfeiture for both the stock options granted to employees, which vest monthly, and the stock options granted to the Company's Directors, which vest 50% on the first anniversary of the date of grant and then monthly thereafter. The Company records stock-based compensation expense only for those awards that are expected to vest, including awards made to Directors who are expected to continue with the Company through the year following the date of grant. Forfeitures that occur during the month are not expensed.

        A summary of the weighted average assumptions and results for options granted during the period August 2, 2008 through December 31, 2008 is as follows:

Range
Period August 2, 2008 through December 31, 2008:
Expected life (in years)	5.6 - 6.0
Expected volatility	70% - 72%
Risk-free interest rate	2.8% - 2.9%
Expected dividend yield	0%
Expected forfeiture rate	0%

        The estimated average fair value of outstanding stock options was $6.28 at December 31, 2008.

  Restricted Stock

        The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company's 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Stock-Based Compensation (Continued)

the restricted stock awards is governed by Restricted Stock Agreements between the Company and the award recipients.

        The fair value of restricted stock awards granted is based on the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

  Stock-based Compensation Under SFAS 123(R)

	Successor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(unaudited)
Stock-based compensation:
Cost of revenue	$5	$99	$102	$42
Sales and marketing	38	208	287	172
Research, development and engineering	51	34	47	51
General and administrative	422	537	728	495
Intellectual property	16	35	45	30

Total stock-based compensation	$532	$913	$1,209	$790

        At December 31, 2008, the Company had 1.1 million non-vested stock options and 121,000 shares of restricted stock outstanding, that had a weighted average grant date price of $9.64. As of December 31, 2008, the Company had $8.3 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.99 years and 2.50 years, respectively, through October 2012.

        Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 10.

(6) Net Income Per Share

        Net income per share is calculated in accordance with SFAS No. 128, Earnings per Share, which provides that basic and diluted net income per share for all periods presented are to be computed

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Net Income Per Share (Continued)

using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Period August 2, 2008 through December 31, 2008
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$76	7,156	$0.01

Effect of Dilutive Securities
Options		—
Restricted stock		—

Diluted EPS
Income available to common stockholders	$76	7,156	$0.01

        Common stock equivalents related to stock options of 974 were excluded from diluted net income per share calculations for the period August 2, 2008 through December 31, 2008 as their exercise price was higher than the average market price of the underlying common stock for the period.

(7) Trade Accounts Receivable and Allowance for Doubtful Accounts

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	Successor	Predecessor	Predecessor
	December 31, 2008	August 1, 2008	December 31, 2007
		(unaudited)
Trade accounts receivable	3,839	3,077	3,795
Allowance for doubtful accounts	—	—	(43)

Trade accounts receivable, net	$3,839	$3,077	$3,752

Unpaid deferred revenues included in accounts receivable	$2,155	$300	$2,271

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(7) Trade Accounts Receivable and Allowance for Doubtful Accounts (Continued)

  Unpaid deferred revenues

        The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company's customers. Effective December 31, 2008, unpaid deferred revenues from the Company's cash-basis revenue recognition customers are no longer included in accounts receivable nor deferred revenue accounts.

  Major customers

        Customers who accounted for more than 10% of accounts receivable, net:

	Successor	Predecessor	Predecessor
	December 31, 2008	August 1, 2008	December 31, 2007
		(unaudited)
Customer A	58%	61%	24%
Customer B	27%	24%	36%

(8) Property and Equipment

  Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital lease obligations are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance are charged to expense when incurred.

        The property and equipment related to the Company were separated from Old Digimarc and recorded at net book value (cost less accumulated depreciation) and classified as used property and equipment.

        Depreciation on property and equipment is calculated by the straight-line method over the estimated useful lives of the assets, generally two to seven years. Property and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful life. Amortization of property and equipment under capital lease is included in depreciation expense.

	Successor	Predecessor	Predecessor
	December 31, 2008	August 1, 2008	December 31, 2007
		(unaudited)
Office furniture fixture	$291	$1,090	$1,086
Equipment	793	2,551	3,411
Leasehold improvements	320	696	679

	1,404	4,337	5,176
Less accumulated depreciation and amortization	(192)	(2,996)	(3,949)

	$1,212	$1,341	$1,227

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Property and Equipment (Continued)

        Property and equipment additions for the period August 2, 2008 through December 31, 2008, the period January 1, 2008 through August 1, 2008 (unaudited) and the year ended December 31, 2007 totaled $76, $799 and $367, respectively.

  Leases

        The Company leases certain equipment under long-term capital leases, which expire over the next 29 months. The cost of these assets was $43 at December 31, 2008 and $75 at both August 1, 2008 (unaudited) and December 31, 2007, and accumulated amortization was $6 at December 31, 2008, $32 at August 1, 2008 (unaudited) and $24 at December 31, 2007.

        Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2009	$19	$856
2010	19	882
2011	6	599
2012	—	—
2013	—	—
Thereafter	—	—

Total minimum lease payments	44	$2,337

Less amount representing interest	(5)

Net obligation under capital leases	39
Less current portion	(16)

Non-current portion	$23

        Rent expense on the operating leases for the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008 (unaudited), and the years ended December 31, 2007 and 2006 totaled $318, $447, $758 and $757, respectively.

(9) Intangible Assets—Purchase and Capitalized Patent Costs

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9) Intangible Assets—Purchase and Capitalized Patent Costs (Continued)

        Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2008
Gross intangible assets	$462
Accumulated amortization	(6)

Intangible assets, net	$456

(10) Stockholders' Equity

  Preferred Stock

        In June 2008, the Board of Directors authorized 2,500,000 shares of preferred stock, par value $0.001 per share. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company without further action by stockholders and may adversely affect the voting and other rights of the holders of common stock.

        Ten thousand shares of the authorized preferred stock have been designated as Series A Redeemable Nonvoting Preferred stock. In the event of the liquidation, dissolution or other winding up of Digimarc, before any payment or distribution is made to the holders of common stock, holders of the Series A Redeemable Nonvoting Preferred stock will be entitled to receive a value of $5.00 per share of Series A Redeemable Nonvoting Preferred stock held by the stockholder. The Series A Redeemable Nonvoting Preferred stock has no voting rights, except as required by law, and may be redeemed by the Board of Directors at any time on or after June 18, 2013.

        Following the spin-off, the Company issued to the executive officers an aggregate of 10,000 shares of Series A Redeemable Nonvoting Preferred stock.

  Common Stock

        In June 2008, the Board of Directors authorized 50,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders, including the election of directors. Subject to preferences that may be granted to any then outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends as may be declared by the Board of Directors out of funds legally available for such purpose, as well as any distributions to the Company's stockholders. In the event of the Company's liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company's assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Stockholders' Equity (Continued)

provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

        On October 16, 2008, each Old Digimarc record holder as of August 1, 2008 received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the stockholder. The exchange resulted in 7,143,442 shares of Digimarc common stock issued and outstanding.

  Restricted Stock

        The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company's 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards will vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards and performance vesting share awards are governed by Restricted Stock Agreements between the Company and the award recipients.

        The following table details the number of shares granted each year as restricted stock:

Date	Number of Restricted Shares
Period August 2, 2008 through December 31, 2008	121,000

        The following table reconciles the unvested balance of restricted stock:

Number of Shares
Unvested balance, August 2, 2008	—
Granted	121,000
Vested	—
Canceled	—

Unvested balance, December 31, 2008	121,000

  Stock Incentive Plan

        On July 31, 2008 the Company's Board of Directors initially adopted the 2008 Incentive Plan, or the 2008 Plan. The 2008 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance shares, performance units, and cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to us and our affiliated companies.

        The 2008 Plan authorizes the issuance of up to 2,500,000 shares of common stock. The shares authorized under the 2008 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the 2008 Plan will consist of authorized and unissued shares or shares held by us as treasury shares. If an award granted under the 2008 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Stockholders' Equity (Continued)

for use under the 2008 Plan. Shares that are (i) tendered by a participant or retained by us as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are not issued, will be available for issuance under the 2008 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2008 Plan.

        Transactions involving the stock incentive plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 2, 2008	—	—
Granted	1,194,000	$9.64
Exercised	—	—
Canceled	—	—

Options outstanding, December 31, 2008	1,194,000	$9.64

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$9.64	1,194,000	9.83	$9.64	46,411	$9.64

        At December 31, 2008, the aggregate intrinsic value of outstanding and exercisable stock options was $454 and $18, respectively. The aggregate intrinsic value is based on our closing price of $10.02 on December 31, 2008, which would have been received by the optionees had all of the options with exercise prices less than $10.02 been exercised on that date.

(11) Defined Contribution Pension Plan

        The Company sponsors an employee savings plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to participate in the Plan at the beginning of the following quarter after the employees' hire date. Employees may contribute up to 20% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are discretionary. The Plan was terminated as of December 31, 2008 and replaced with a new plan combining both the employee savings plan and company matching plan into one plan under Section 401(k). For the period August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008 (unaudited), and for the years ended December 31, 2007 and 2006, the Company made discretionary matching contributions in the aggregate amount of $99, $130, $273 and $212, respectively.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(12) Other Income (Expenses), Net

        Other income (expense), net consists primarily of interest received and paid and foreign currency translation gain or loss.

	Successor	Predecessor	Predecessor	Predecessor
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(unaudited)
Other income (expense):
Interest income	$464	$597	$1,391	$1,274
Interest expense	(2)	(7)	(4)	(19)
Foreign currency and other	(19)	—	—	(13)

Total other income (expense), net	$443	$590	$1,387	$1,242

(13) Income Taxes

        Old Digimarc.    The provision for income taxes reflects withholding tax expense in various foreign jurisdictions. For all historic periods reported in the financial statements, Old Digimarc maintained valuation allowances against its net deferred tax assets, including net operating loss carry-forwards, because it was not more likely than not that such deferred taxes would be realized. The provision for income taxes included foreign taxes withheld by Old Digimarc's customers and paid to foreign jurisdictions on its behalf. The predecessor financial statements indicate cumulative losses through August 1, 2008.

        Furthermore, the amounts of cumulative expenses in the financial statements that were not allowed for federal and state income tax purposes were not sufficient to result in positive taxable income which would have required the Company to record income tax expense. As a result, no Federal or state income tax benefit was recognized for the book losses that were incurred in those periods prior to 2007 and no income tax expense was recognized during the 2007 and 2008 periods because any expense was offset by the benefit of net operating loss carry-forwards. Digimarc as a separate legal entity will not benefit from any of the carry-forward tax attributes of Old Digimarc, including net operating loss carry-forwards.

        Digimarc.    For the period from August 2, 2008 through December 31, 2008 the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for current income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Income Taxes (Continued)

        Components of tax expense (benefit) allocated to continuing operations include the following:

December 31, 2008
Current:
Federal	$—
State	—
Foreign	11

Sub-total	11
Deferred:
Federal	—
State	—
Foreign	—

Sub-total	—

Total tax expense	$11

        The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	December 31, 2008%
Income taxes computed at statutory rates	$30	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	4	5%
Change in valuation allowance	(37)	(43)%
Meals and entertainment	14	17%

Total	$11	13%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Income Taxes (Continued)

purposes. The tax effects of significant items comprising the Company's deferred tax assets and deferred tax liabilities as of December 31, 2008 and August 2, 2008 are as follows:

	December 31, 2008	August 2, 2008
Deferred tax assets:
Goodwill	$1,552	$1,596
Net operating loss carry-forwards	638	—
Stock based compensation	148	—
Fixed asset differences	17	—
Deferred rent	119	106
Deferred revenue	45	680
Unrealized gains/losses	2	—
Foreign tax credit	11	—

Total gross deferred tax assets	2,532	2,382
Less valuation allowance	(2,345)	(2,382)

Net deferred tax assets	$187	$—

Deferred tax liabilities:
Patent expenditures	$(187)	$—

Total deferred tax liabilities	$(187)	$—

Net deferred tax asset (liability)	$—	$—

        For the period August 2, 2008 through December 31, 2008, the Company's valuation allowance decreased by $37. The Company has recorded a full valuation allowance against the net deferred tax assets until such time that the Company believes it is more likely than not that the deferred tax assets will be realized.

        For U.S. tax purposes, the spin-off of the Digital Watermarking assets on August 2, 2008 resulted in a taxable event for Digimarc shareholders based on the fair market value of the assets. For Digimarc tax purposes, the basis of the assets and liabilities included as part of the transaction are adjusted to fair market value as the date of the spin-off. As a result of the tax basis adjustment to fair market value the Company recognized deferred tax assets, including tax deductible goodwill. No financial statement goodwill was recognized as part of the spin-off. Therefore, as of August 2, 2008 the Company has recognized a future deductible temporary difference for tax basis goodwill in excess of financial statement goodwill.

        Under EITF 94-10, "the Task Force concluded that the tax effects of all changes in the tax bases of assets and liabilities caused by transactions among or with shareholders should be included in equity." As a result, the Company has recorded the original deferred tax asset with a corresponding entry to shareholders equity ("APIC").

        As of August 2, 2008 the Company evaluated the realizability of the deferred tax assets and concluded that it was not more-likely-than-not that the deferred tax assets would be realized. Therefore, as of August 2, 2008, the Company established a valuation allowance for existing deferred

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Income Taxes (Continued)

tax assets. Consistent with EITF 94-10 the Company recorded the establishment of the valuation allowance with a corresponding entry to shareholders equity ("APIC").

        As of December 31, 2008, the Company has federal and state net operating loss carry-forwards of $1,663 and $1,663, respectively, which have a carry-forward of 15 - 20 years depending on the jurisdiction. As of December 31, 2008, the Company has foreign tax credits of $11 which have a carry-forward of 10 years.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), on August 2, 2008. The Company's financial statements for 2008 reflect the impact of FIN 48.

        As part of the FIN 48 implementation, the Company adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the statements of operations. On initial adoption of FIN 48 and through December 31, 2008, the Company recognized no accrued interest and penalties associated with uncertain tax positions.

        A summary reconciliation of the Company's uncertain tax positions is listed below:

Balance at August 2, 2008	$—
Addition for 2008 current year tax positions	—
Reduction for prior year positions resolved during 2008	—

Ending balance at December 31, 2008	$—

        The Company is subject to examination in the jurisdictions in which it operates for the period August 2, 2008 through December 31, 2008.

(14) Commitments and Contingencies

        Certain of the Company's product license and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2008, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Quarterly Financial Information—Unaudited

	Predecessor	Predecessor	Predecessor	Successor	Successor
Quarter ended:	March 31	June 30	Period July 1 through August 1	Period August 2 through September 30	December 31
2008
Service revenue	$2,548	$2,987	$921	$1,645	$2,419
License and subscription revenue	2,537	2,128	829	1,536	2,232

Total revenue	5,085	5,115	1,750	3,181	4,651
Total cost of revenue	1,408	1,704	552	934	1,428
Gross profit	3,677	3,411	1,198	2,247	3,223
Gross profit percent, service revenue	47%	45%	43%	46%	44%
Gross profit percent, license and subscription revenue	98%	97%	97%	97%	97%
Gross profit percent, total	72%	67%	69%	71%	69%
Sales and marketing	656	683	589	390	764
Research, development and engineering	922	910	239	780	992
General and administrative	980	927	442	932	1,945
Intellectual property	478	448	176	120	184
Transitional services	—	—	—	(196)	(84)
Operating income (loss)	641	443	(248)	221	(578)
Net income (loss)	924	664	(173)	400	(324)
Earnings (loss) per share:
Net income (loss) per share—basic & diluted				$0.06	$(0.05)
Weighted average shares outstanding—basic and diluted				7,143	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic & diluted	$0.13	$0.09	$(0.02)
Weighted average shares outstanding—basic and diluted	7,143	7,143	7,143

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(15) Quarterly Financial Information—Unaudited (Continued)

	Predecessor	Predecessor	Predecessor	Predecessor
Quarter ended:	March 31	June 30	September 30	December 31
2007
Service revenue	$1,877	$1,751	$2,063	$2,115
License and subscription revenue	1,608	1,095	1,244	1,272

Total revenue	3,485	2,846	3,307	3,387
Total cost of revenue	950	936	993	1,153
Gross profit	2,535	1,910	2,314	2,234
Gross profit percent, service revenue	51%	50%	55%	47%
Gross profit percent, license and subscription revenue	98%	95%	95%	95%
Gross profit percent, total	73%	67%	70%	66%
Sales and marketing	639	667	634	513
Research, development and engineering	729	829	656	698
General and administrative	857	844	797	847
Intellectual property	431	413	373	376
Operating loss	(121)	(843)	(146)	(200)
Net income (loss)	250	(518)	175	148
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic & diluted	$0.03	$(0.07)	$0.02	$0.02
Weighted average shares outstanding—basic and diluted	7,143	7,143	7,143	7,143

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Digimarc or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.

        Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108)) †
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
4.1	Specimen common stock certificate of Digimarc Corporation
4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent
4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)
4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)
10.1
License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

Exhibit Number	Exhibit Description
10.2	Agreement, dated as of October 1, 2007, between Digimarc Corporation and The Nielsen Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed on October 14, 2008 (File No. 001-34108))(1)
10.3
Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)
*10.4
Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))
*10.5
Employment Agreement, dated as of October 29, 2008, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on November 4, 2008 (File No. 001-34108))
*10.6	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))
*10.7
Form of Notice of Stock Option Award and Stock Option Award Agreement under Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))
*10.8
Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))
*10.9
Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation's Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))
*10.10
Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness and Stager (incorporated by reference to Exhibit 10.1 to Digimarc Corporation's Current Report on Form 8-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on January 4, 2007 (File No. 000-28317))
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
Management contract or compensatory plan or arrangement.

†
The Separation Agreement contains a brief list identifying all schedules and exhibits thereto. Such schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.