Form 10-Q
period 2009-03-31
Digimarc CORP
filed 2009-05-04
CIK 1438231

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 27, 2009, there were 7,290,442 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	Successor	Successor
	March 31, 2009	December 31, 2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$21,910	$18,928
Marketable securities	16,225	21,240
Trade accounts receivable, net	2,029	3,839
Other current assets	942	875

Total current assets	41,106	44,882
Marketable securities	8,203	5,744
Property and equipment, net	1,210	1,212
Intangibles, net	641	456
Other assets, net	341	147

Total assets	$51,501	$52,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$780	$937
Accrued payroll and related costs	168	42
Accrued merger related liabilities	214	386
Deferred revenue	1,960	2,418

Total current liabilities	3,122	3,783
Long-term liabilities	213	257

Total liabilities	3,335	4,040
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock (10,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	50	50
Common stock (7,290,442 shares issued and outstanding at March 31, 2009 and December 31, 2008)	7	7
Additional paid-in capital	48,842	48,268
Retained earnings (accumulated deficit)	(733)	76

Total stockholders' equity	48,166	48,401

Total liabilities and stockholders' equity	$51,501	$52,441

(1)
Derived from the Company's December 31, 2008 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue:
Service	$2,470	$2,548
License and subscription	1,959	2,537

Total revenue	4,429	5,085
Cost of revenue:
Service	1,417	1,349
License and subscription	68	59

Total cost of revenue	1,485	1,408
Gross profit	2,944	3,677
Operating expenses:
Sales and marketing	745	656
Research, development and engineering	1,271	922
General and administrative	1,688	980
Intellectual property	277	478
Transitional services	(60)	—

Total operating expenses	3,921	3,036

Operating income (loss)	(977)	641
Other income, net	173	294

Income (loss) before provision for income taxes	(804)	935
Provision for income taxes	(5)	(11)

Net income (loss)	$(809)	$924

Loss per share:
Net loss per share—basic	$(0.11)
Net loss per share—diluted	$(0.11)
Weighted average shares outstanding—basic	7,158
Weighted average shares outstanding—diluted	7,158
Pro-forma earnings per share:
Net income per share—basic		$0.13
Net income per share—diluted		$0.13
Weighted average shares outstanding—basic		7,143
Weighted average shares outstanding—diluted		7,143

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock			Retained Earnings (Accumulated Deficit)
					Additional paid-in capital		Net Parent Investment	Total stockholders' equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT AUGUST 1, 2008	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of restricted common stock	—	—	136,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$—	$48,401

Issuance of restricted common stock	—	—	11,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	574	—	—	574
Net loss	—	—	—	—	—	(809)	—	(809)

BALANCE AT MARCH 31, 2009	10,000	$50	7,290,442	$7	$48,842	$(733)	$—	$48,166

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net income (loss)	$(809)	$924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	135	276
Stock-based compensation expense	574	377
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,810	519
Other current assets	(67)	109
Other assets, net	(195)	(14)
Accounts payable and other accrued liabilities	(157)	(53)
Accrued payroll and related costs	126	126
Accrued merger related liabilities	(172)	—
Deferred revenue	(469)	297
Other liabilities	(28)	3

Net cash provided by operating activities	748	2,564
Cash flows from investing activities:
Purchase of property and equipment	(128)	(216)
Capitalized patent costs	(190)	—
Sale or maturity of marketable securities	8,690	41,534
Purchase of marketable securities	(6,134)	(41,815)

Net cash provided by (used in) investing activities	2,238	(497)
Cash flows from financing activities:
Cash from Parent stock activity	—	102
Net activity with Parent	—	2,272
Principal payments under capital lease obligations	(4)	—

Net cash provided by (used in) financing activities	(4)	2,374

Net increase in cash and cash equivalents	2,982	4,441
Cash and cash equivalents at beginning of period	18,928	29,145

Cash and cash equivalents at end of period	$21,910	$33,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$5	$11

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

Acquisition of Old Digimarc and Separation of DMRC Corporation

        On June 29, 2008, the former Digimarc Corporation ("Old Digimarc") entered into an amended and restated merger agreement, as amended by Amendment No. 1 dated as of July 17, 2008, which we refer to as the Old Digimarc/L-1 merger agreement, with L-1 Identity Solutions, Inc. ("L-1") and Dolomite Acquisition Co., a wholly owned subsidiary of L-1, pursuant to which Dolomite, in a transaction which we refer to as the offer, purchased more than 90% of the outstanding shares of Old Digimarc common stock, together with the associated preferred stock purchase rights, for $12.25 per share. On August 13, 2008, following the completion of the offer, Dolomite merged with and into Old Digimarc with Old Digimarc continuing as the surviving company and a wholly owned subsidiary of L-1.

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

Interim Financial Statements

        The accompanying financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the "U.S.") have been condensed or omitted in accordance with the rules and regulations of the SEC.

        These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 27, 2009. The results of operations for the interim periods presented in these financial statements are not necessarily indicative of the results for the full year.

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

  •
  Merger related costs:    All Old Digimarc costs related to the Old Digimarc/L-1 merger were allocated to Old Digimarc's Secure ID Business. Digimarc was responsible for the payment of the majority of these costs.

  •
  Commitments and contingencies:    Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

  •
  Stock compensation expense:    Stock-based compensation is accounted for by Old Digimarc in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to Digimarc based on a combination of specific and shared services resource allocations from Old Digimarc.

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

Fair Value of Financial Instruments

        The Company adopted SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

  •
  Level 1—Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.

  •
  Level 2—Pricing inputs are quoted for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

  •
  Level 3—Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes private portfolio investments that are supported by little or no market activity.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through March 31, 2009, the Company has not recognized the net change in fair value of its financial assets and liabilities.

        The estimated fair values of the Company's financial instruments, which include cash and cash equivalents, short- and long-term marketable securities, accounts receivable, accounts payable and accrued payroll approximate their carrying values due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value because the stated interest rates approximate current market rates. These items are classified as either Level 1 or Level 2 inputs.

        The Company records marketable securities at amortized cost of $24,428, which approximates fair value. The fair value of the marketable securities at March 31, 2009, excluding accrued interest, was $24,470. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input.

        The Company records money market funds at cost and continues to carry those amounts at cost which equals fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of March 31, 2009, the cost and fair value of the Company's money market funds was equal to $21,910.

Concentrations of Business and Credit Risk

        A significant portion of the Company's business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

        Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade and unbilled accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term investments with our principal banks, our investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal agencies, which have no limits, at the time of purchase. As a result, the credit risk associated with cash and investments is believed to be minimal.

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

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company applied the provisions of FSP 157-2 on non-financial assets and non-financial liabilities and noted no significant impact on our financial statements.

        In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

        In April 2009, the FASB issued FSP 157-4: "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. However, it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 157-4 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP107-1). FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

Instruments," to interim periods for publicly traded entities. The adoption of FSP 107-1 did not have a significant impact on our financial statement disclosures.

3. Revenue Recognition

        Revenue is recognized in accordance with SAB 104 when the following four criteria are met:

  (i)
  persuasive evidence of an arrangement exists;

  (ii)
  delivery has occurred;

  (iii)
  the fee is fixed or determinable; and

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

  •
  Revenue earned which has not been invoiced at the last day of the period, but which are generally billed within one to two weeks of the last day of the period, is included in the balance of trade accounts receivables, net in the balance sheets.

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

        Revenue, based upon the "bill-to" location, by geographic area is as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Domestic	$1,776	$2,658
International	2,653	2,427

Total	$4,429	$5,085

  Major Customers

        Customers who accounted for more than 10% of the Company's revenues:

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Customer A	50%	33%
Customer B	30%	45%

5. Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock awards, and shares expected to be purchased under an employee stock purchase plan.

        Stock-based compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc. All cash flow related to stock compensation generated by Old Digimarc was retained by Digimarc. Stock-based compensation recognized in the three-month period ended March 31, 2009 is based on the value of the portion of the stock-based award that vested during the period. Compensation cost for all stock-based awards is recognized using the straight-line method.

  Determining Fair Value Under SFAS 123(R)

  Preferred Stock

        The Board of Directors authorized 10,000 shares of Series A Redeemable Nonvoting Preferred stock to be issued to the executive officers. The Series A Redeemable Nonvoting Preferred stock has

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

no voting rights, except as required by law, and may be redeemed by the Board of Directors at any time on or after June 18, 2013.

        The fair value of Series A Redeemable Nonvoting Preferred stock is based on the stated fair value of $5.00 per share, and the related stock compensation expense is recognized over the non-redeemable period of 5 years, or 60 months, through June 2013 using the straight-line method.

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

        Expected Life.    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with SAB 110, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over four years for executive grants and two years for director grants, and have contractual terms of ten years.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        There were no stock options granted during the three-month period ended March 31, 2009. A summary of the weighted average assumptions and results for options granted during the period August 2, 2008 through March 31, 2009 is as follows:

Range
Period August 2, 2008 through March 31, 2009:
Expected life (in years)	5.6 - 6.0
Expected volatility	70% - 72%
Risk-free interest rate	2.8% - 2.9%
Expected dividend yield	0%
Expected forfeiture rate	0%

        The estimated average fair value of outstanding stock options was $6.28 at March 31, 2009.

  Restricted Stock

        The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company's 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards is governed by Restricted Stock Agreements between the Company and the award recipients.

        The fair value of restricted stock awards granted is based on the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

  Stock-based Compensation Under SFAS 123(R)

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Stock-based compensation:
Cost of revenue	$49	$43
Sales and marketing	52	83
Research, development and engineering	44	16
General and administrative	406	220
Intellectual property	23	15

Total stock-based compensation	$574	$377

        At March 31, 2009, the Company had 10,000 Series A Redeemable Nonvoting Preferred stock, 1.1 million non-vested stock options and 132,000 shares of restricted stock outstanding. As of March 31, 2009, the Company had $7.9 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock. Total unrecognized compensation cost will be adjusted for any future

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.85 years and 2.27 years, respectively, through March 2013.

  Stock Option Activity

        As of March 31, 2009, under all of the Company's stock-based compensation plans, options to purchase an aggregate of 1.2 million shares were outstanding, and options to purchase an additional 1.2 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

        Options granted, exercised, canceled and expired under the Company's stock option plans are summarized as follows:

Three-months ended March 31, 2009:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	1,194,000	$9.64
Options granted	—	—
Options exercised	—	—
Options canceled or expired	—	—

Outstanding at March 31, 2009	1,194,000	$9.64	9.58 years

Exercisable at March 31, 2009	116,036	$9.64	9.58 years

        The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,194,000	9.58	$9.64	116,036	$9.64

        At March 31, 2009, the aggregate intrinsic value of outstanding and exercisable stock options was $96 and $9, respectively. The aggregate intrinsic value is based on our closing price of $9.72 per share on March 31, 2009, which would have been received by the optionees had all of the options with exercise prices less than $9.72 per share been exercised on that date.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Restricted Stock Activity

        The following table details the number of shares granted each period as restricted stock:

Date	Number of Restricted Shares
Period August 2, 2008 through December 31, 2008	136,000
Period January 1, 2009 through March 31, 2009	11,000

        The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2009:	Number of Shares
Unvested balance, December 31, 2008	121,000
Granted	11,000
Vested	—
Canceled	—

Unvested balance, March 31, 2009	132,000

6. Trade Accounts Receivable

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	Successor	Successor
	March 31, 2009	December 31, 2008
Trade accounts receivable	$2,029	$3,839
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,029	$3,839

Unpaid deferred revenues included in accounts receivable	$925	$2,155

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

  Unpaid deferred revenues

        The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company's customers. Unpaid deferred revenues from

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

6. Trade Accounts Receivable (Continued)

cash-basis revenue recognition customers are not included in accounts receivable nor deferred revenue accounts.

  Major customers

        Customers who accounted for more than 10% of accounts receivable, net:

	Successor	Successor
	March 31, 2009	December 31, 2008
Customer A	39%	58%
Customer B	50%	27%

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

	Successor	Successor
	March 31, 2009	December 31, 2008
Office furniture fixture	$291	$291
Equipment	873	793
Leasehold improvements	368	320

	1,532	1,404
Less accumulated depreciation and amortization	(322)	(192)

	$1,210	$1,212

8. Intangible Assets—Purchase and Capitalized Patent Costs

        Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

8. Intangible Assets—Purchase and Capitalized Patent Costs (Continued)

seventeen years. Capitalized patent costs include internal legal labor, professional legal fees, government filing fees and translation fees related to obtaining the Company's patent portfolio.

        Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the respective periods, generally from one to four years.

        Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	Successor	Successor
	March 31, 2009	December 31, 2008
Gross intangible assets	$652	$462
Accumulated amortization	(11)	(6)

Intangible assets, net	$641	$456

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

10. Commitments and Contingencies

        Certain of the Company's product license and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

10. Commitments and Contingencies (Continued)

indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, there have been no claims made under such indemnification provisions.

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2009, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS No. 5, Accounting for Contingencies.

11. Quarterly Financial Information—Unaudited

Successor
Quarter ended:	March 31
2009
Service revenue	$2,470
License and subscription revenue	1,959

Total revenue	4,429
Total cost of revenue	1,485
Gross profit	2,944
Gross profit percent, service revenue	43%
Gross profit percent, license and subscription revenue	97%
Gross profit percent, total	66%
Sales and marketing	745
Research, development and engineering	1,271
General and administrative	1,688
Intellectual property	277
Transitional services	(60)
Operating loss	(977)
Net loss	(809)
Loss per share:
Net loss per share—basic & diluted	$(0.11)
Weighted average shares outstanding—basic and diluted	7,158

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Quarterly Financial Information—Unaudited (Continued)

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

        The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009, and other reports and filings made with the Securities and Exchange Commission ("SEC").

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

        We provide technology-based solutions directly and through our licensees. Our proprietary technology have proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

        To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world's most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 510 U.S. and foreign patents and more than 420 U.S. and foreign patent applications on file as of March 31, 2009.

        Backlog.    Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of March 31, 2009 will generate approximately $57 million in revenue during the contractual terms of such contracts, currently up to five years. We expect more than $15 million of this amount to be recognized as revenue during the remainder of 2009.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, fixed assets, intangible assets, income taxes, long-term service contracts, investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, revenue recognition on license and subscription arrangements, impairments and estimation of useful lives of long-lived assets, contingencies and litigation and stock- based compensation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

  •
  Merger related costs:    All Old Digimarc costs related to the Old Digimarc/L-1 merger were allocated to Old Digimarc's Secure ID Business. Digimarc was responsible for payment of the majority of these costs

  •
  Commitments and contingencies:    Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

  •
  Stock compensation expense:    Stock-based compensation is accounted for by Old Digimarc in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to Digimarc based on a combination of specific and shared services resource allocations from Old Digimarc.

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

  (i)
  persuasive evidence of an arrangement exists;

  (ii)
  delivery has occurred;

  (iii)
  the fee is fixed or determinable; and

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

  •
  communicating copyright, asset management and business-to-business image commerce solutions; and

  •
  connecting analog media to a digital environment.

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

Results of Operations

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references to the three-month period relate to the three-month period ended March 31, 2009 and all changes discussed with respect to the period reflect changes compared to the three-month period ended March, 31, 2008.

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue:
Service	56%	50%
License and subscription	44	50

Total revenue	100	100
Cost of revenue:
Service	32	27
License and subscription	2	1

Total cost of revenue	34	28
Gross profit	66	72
Operating expenses:
Sales and marketing	17	13
Research, development and engineering	28	18
General and administrative	38	20
Intellectual property	6	9
Transitional services	(1)	—

Total operating expenses	88	60

Operating income (loss)	(22)	12

Other income (expense), net	4	6

Income (loss) before provision for income taxes	(18)	18
Provision for income taxes	—	—

Net income (loss)	(18)%	18%

        Our revenue for the three-month period ended March 31, 2009 decreased 13% to $4.4 million compared to $5.1 million for the prior year period. The decrease was primarily the result of lower license and royalty revenues from a few of our customers based on a combination of contractual revenue, lower royalty reporting from our licensees whose revenues were slightly lower and receipt of cash from our cash basis customers whose revenues are non-linear in nature. In addition, we incurred higher operating expenses for the period during which we operated as a stand-alone company.

  Revenue

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Decrease	Percent Decrease
Revenue:
Service	$2,470	$2,548	$(78)	(3)%
License and subscription	1,959	2,537	(578)	(23)%

Total	$4,429	$5,085	$(656)	(13)%

Revenue (as % of total revenue):
Service	56%	50%
License and subscription	44%	50%

Total	100%	100%

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

        The slight decrease in service revenue for the three-month period was due primarily to lower consulting revenues from Nielsen where we were engaged at an accelerated level of services in the initial year of the contract, and government contract revenues that are non-linear in nature, offset by increased revenue from additional program work from the Central Banks.

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

        The decrease in license and subscription revenue for the three-month period was due primarily to lower license revenue from Nielsen in accordance with contractual terms, and lower royalty reporting and receipt of cash from our cash basis customers.

        Though we experienced lower revenue compared to the prior period, we anticipate revenue growth for the 2009 full year.

  Revenue by Geography

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$1,776	$2,658	$(882)	(33)%
International	2,653	2,427	226	9%

Total	$4,429	$5,085	$(656)	(13)%

Revenue (as % of total revenue):
Domestic	40%	52%
International	60%	48%

Total	100%	100%

        Domestic revenue decreased for the three-month period due primarily to lower revenues from Nielsen, our royalty reporting licensees, our cash basis customers and our government contracts.

        International revenue slightly increased for the three-month period due primarily to increased revenue from the Central Banks.

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

  Gross Profit

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Decrease	Percent Decrease
Gross Profit:
Service	$1,053	$1,199	$(146)	(12)%
License and subscription	1,891	2,478	(587)	(24)%

Total	$2,944	$3,677	$(733)	(20)%

Gross Profit (as % of related revenue components):
Service	43%	47%
License and subscription	97%	98%
Total	66%	72%

        The decrease in gross profit as a percentage of revenue for the three-month period was due primarily to:

  •
  revenue mix resulting in lower license revenue which carries a higher margin than service revenue; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

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

  Sales and marketing

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase	Percent Increase
Sales and marketing	$745	$656	$89	14%
Sales and marketing (as % of total revenue)	17%	13%

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

        The increase in sales and marketing expense for the three-month period resulted primarily from higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to incur sales and marketing costs at approximately existing or higher levels to support ongoing sales initiatives.

  Research, development and engineering

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase	Percent Increase
Research, development and engineering	$1,271	$922	$349	38%
Research, development and engineering (as % of total revenue)	28%	18%

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

        The increase in research, development and engineering expense for the three-month period resulted primarily from:

  •
  increased headcount and employee compensation-related expenses to facilitate expected growth in service revenue and increased research and development on existing products; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to invest in research, development and engineering expenses at higher levels in the near term to support certain ongoing product initiatives, and expect to moderate spending in the longer term.

  General and administrative

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase	Percent Increase
General and administrative	$1,688	$980	$708	72%
General and administrative (as % of total revenue)	38%	20%

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

        The increase in general and administrative expenses for the three-month period resulted primarily from higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to incur general and administrative expenses at least at existing levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

  Intellectual property

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Decrease	Percent Decrease
Intellectual property	$277	$478	$(201)	(42)%
Intellectual property (as % of total revenue)	6%	9%

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

        The decrease in intellectual property expenses for the three-month period resulted primarily from capitalized patent application and award costs aggregating $0.2 million.

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

        The net transitional services expenses reimbursed to Digimarc aggregated $0.1 million for the three-month period and are expected to decline through mid-2009 as the amount of transition services decline.

  Stock-based compensation.

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$49	$43	$6	14%
Sales and marketing	52	83	(31)	(37)%
Research, development and engineering	44	16	28	175%
General and administrative	406	220	186	85%
Intellectual property	23	15	8	53%

Total	$574	$377	$197	52%

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

        The increase in stock-based compensation expense for the three-month period resulted primarily from Digimarc applying SFAS 123R with respect to our initial stock-based awards compared to the shared services allocation methodology applied in the predecessor financial statements.

  Other income, net

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Decrease	Percent Decrease
Other income, net	$173	$294	$(121)	(41)%

        Other income, net consists primarily of interest income from our cash and short- and long-term marketable securities.

        The decrease in other income, net for the three-month period resulted primarily from lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

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

        Digimarc.    There was no provision for income taxes of Digimarc for the three-month period since the estimated effective tax rate for the period ending December 31, 2009 is expected to be zero.

Liquidity and Capital Resources

	Successor	Successor
	March 31, 2009	December 31, 2008
Working capital	$37,984	$41,099
Current (liquidity) ratio	13.2:1	11.9:1
Cash, cash equivalents and short-term marketable securities	$38,135	$40,168
Long-term marketable securities	$8,203	$5,744

        The $3.1 million reduction in working capital primarily results from investing in longer term, marketable securities with maturities of less than two years.

        Operating Cash Flow.    The components of operating cash flows were:

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(809)	$924	$(1,733)	(188)%
Non-cash items	709	653	56	9%
Changes in operating assets and liabilities	848	987	(139)	(14)%

Net cash provided by (used in) operating activities	$748	$2,564	$(1,816)	(71)%

        Net income (loss).    The decrease in operating results primarily reflect lower revenues and higher expenses for the period during which we operated as a stand-alone company compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements.

        Non-cash charges.    The slight increase in non-cash charges was primarily the result of the shared services allocation methodology applied in the predecessor financial statements to both depreciation of property and equipment and stock compensations.

  Operating assets and liabilities.

        The major changes in the operating assets and liabilities for the three-month period ended March 31, 2009 primarily relate to:

  •
  collection of advanced billings, as provided in our contracts with customers, and some earlier payments from selected customers; offset by

  •
  the amortization of deferred revenues.

        The major changes in the operating assets and liabilities for the three-month period ended March 31, 2008 primarily relate to:

  •
  the timing and mix of service revenues, which generally carry a longer collection period than license revenues; and

  •
  the billings for revenues that are made in advance, as provided in our contracts with customers, and the related collections of receivables, result in deferred revenues. The timing of these billings and collections fluctuates and can change from period to period based on individual customer requirements.

        Cash flows from investing activities.    The major changes in our investing activities for the three-month periods ended March 31, 2009 and 2008 primarily relate to:

  •
  investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

  •
  investments made in the patent application and granting process; and

  •
  net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

        Cash flows from financing activities.    While there were no major financing activities for the three-month period ended March 31, 2009, the major changes for the three-month period ended March 31, 2008 are the result of cash transactions associated with Old Digimarc in accordance with the basis of accounting used in our financial statements. Specifically,

  •
  all cash received from Old Digimarc's stock activity, primarily from the exercise of stock options, flows through to Digimarc; and

  •
  all cash flow generated or used by Old Digimarc flowed into or out of Digimarc.

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

Contractual Obligations

        Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $2.1 million as of March 31, 2009 and are payable in monthly installments through February 2013. As of March 31, 2009, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Adjusted EBITDA

        We define Adjusted EBITDA as net earnings before interest expense, income taxes, depreciation, amortization and non-cash expenditures for stock compensation. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Management uses Adjusted EBITDA in internal analyses as a supplemental measure of our financial performance to assist it in determining performance comparisons against its peer group of companies, as well as capital spending and other investing decisions. Adjusted EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Adjusted EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP and this non-GAAP measure may not be comparable to similarly titled measures of other companies.

        The following table presents a reconciliation of Adjusted EBITDA to net earnings:

	Successor	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(809)	$924	$(1,733)	(188)%
Adjustments:
Provision for income taxes	5	11	(6)	(55)%
Interest income, net	(175)	(294)	118	40%
Depreciation and amortization	135	276	(140)	51%
Stock compensation	574	377	197	52%

Adjusted EBITDA	$(270)	$1,294	$(1,564)	(121)%

        The decrease in Adjusted EBITDA for the three-month period was due primarily to lower revenues and higher operational costs incurred by Digimarc compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements.

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

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company applied the provisions of FSP 157-2 on non-financial assets and non-financial liabilities and noted no significant impact on our financial statements.

        In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

        In April 2009, the FASB issued FSP 157-4: "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. However, it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 157-4 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP107-1). FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial

Instruments," to interim periods for publicly traded entities. The adoption of FSP 107-1 did not have a significant impact on our financial statement disclosures.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "may," "plan," "should," "could," "expect," "anticipate," "intend," "believe," "project," "forecast," "estimate," "continue," variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward-looking statements include but are not limited to statements relating to:

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

  •
  our use of cash in upcoming quarters;

  •
  capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

  •
  anticipated levels of backlog and bid activity in future periods;

  •
  anticipated transitional services expenses to be reimbursed to us by Old Digimarc;

  •
  protection of our intellectual property portfolio; and

  •
  other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in "Item 1A. Risk Factors."

        We believe that the factors described in "Item 1A. Risk Factors," among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 have not changed materially.

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

Changes in Controls

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Old Digimarc's Digital Watermarking Business had incurred significant net losses from inception. Old Digimarc's accumulated deficit was $100 million as of December 31, 2007. For the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 we generated net income of $1,491, however; we generated a net loss for the three-month period ended March 31, 2009. Achieving profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those with the Central Banks and Nielsen, growth in revenues of our licensees, and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could have a negative effect on our revenues, margins and profitability.

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

        Historically, we have derived a significant portion of our revenues from a limited number of customers. Two customers, the Bank for International Settlements, acting on behalf of the Central Banks, and Nielsen, represented approximately 80% for the three-month period ended March 31, 2009 and 77% of our revenue for the twelve-month period ended December 31, 2008. Most of our revenues come from long-term contracts generally having terms of three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, our financial results could be adversely affected.

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

        Effective protection of intellectual property rights may be unavailable or limited. Patent protection throughout the world is generally established on a country-by-country basis. We have applied for patent protection in the U.S. and in various other countries. We do not assure you, however, that pending patents will be issued or that issued patents will be valid or enforceable. Failure to obtain these patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We do not assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights.

        We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we rely on some of these technologies for our products or for our licenses to third parties, to date, the licensed patents have not been material to our operations.

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

(21)If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

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

(22) While we currently have no material claims, litigation or regulatory actions filed or pending by or against us, future claims, litigation or enforcement actions could arise, and any obligation to pay a judgment or damages could materially harm our business or financial condition.

        From time to time, Old Digimarc had been engaged in litigation and incurred significant costs relating to these matters. The inherent uncertainties of litigation, and the ultimate cost and outcome of litigation cannot be predicted. We carry director and officer liability insurance and other insurance policies that provide protection against various liabilities relating to claims against us and our executive officers and directors up to prescribed policy limits. If these policies do not adequately cover expenses and liabilities relating to future lawsuits, our financial condition could be materially harmed. In addition, if this insurance coverage becomes unavailable to us or premiums increase significantly in the future, we could be exposed to potentially self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance. Increased insurance risk could also make it more difficult for us to retain and attract officers and directors.

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

  •
  company repurchases of our common stock; and

  •
  volatility in the equity securities market.

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

Item 6.    Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2009	DIGIMARC CORPORATION
	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)