Form 10-Q
period 2009-06-30
Digimarc CORP
filed 2009-07-31
CIK 1438231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        As of July 27, 2009, there were 7,291,842 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	Successor	Successor
	June 30, 2009	December 31, 2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,586	$18,928
Marketable securities	31,815	21,240
Trade accounts receivable, net	2,709	3,839
Other current assets	920	875

Total current assets	47,030	44,882
Marketable securities	2,087	5,744
Property and equipment, net	1,161	1,212
Intangibles, net	892	456
Other assets, net	372	147

Total assets	$51,542	$52,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$978	$937
Accrued payroll and related costs	199	42
Accrued merger related liabilities	176	386
Deferred revenue	1,907	2,418

Total current liabilities	3,260	3,783
Long-term liabilities	189	257

Total liabilities	3,449	4,040
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock (10,000 shares issued and outstanding at June 30, 2009 and December 31, 2008)	50	50
Common stock (7,291,842 and 7,279,442 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	7	7
Additional paid-in capital	49,447	48,268
Retained earnings (accumulated deficit)	(1,411)	76

Total stockholders' equity	48,093	48,401

Total liabilities and stockholders' equity	$51,542	$52,441

(1)
Derived from the Company's December 31, 2008 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenue:
Service	$2,585	$2,987	$5,055	$5,535
License and subscription	1,739	2,128	3,698	4,665

Total revenue	4,324	5,115	8,753	10,200
Cost of revenue:
Service	1,480	1,643	2,897	2,992
License and subscription	48	61	116	120

Total cost of revenue	1,528	1,704	3,013	3,112
Gross profit	2,796	3,411	5,740	7,088
Operating expenses:
Sales and marketing	728	683	1,473	1,339
Research, development and engineering	1,217	910	2,488	1,832
General and administrative	1,496	927	3,184	1,907
Intellectual property	217	448	494	926
Transitional services	(48)	—	(108)	—

Total operating expenses	3,610	2,968	7,531	6,004

Operating income (loss)	(814)	443	(1,791)	1,084
Other income, net	140	221	313	515

Income (loss) before provision for income taxes	(674)	664	(1,478)	1,599
Provision for income taxes	(4)	—	(9)	(11)

Net income (loss)	$(678)	$664	$(1,487)	$1,588

Loss per share:
Net loss per share—basic	$(0.09)		$(0.21)
Net loss per share—diluted	$(0.09)		$(0.21)
Weighted average shares outstanding—basic	7,158		7,158
Weighted average shares outstanding—diluted	7,158		7,158
Pro-forma earnings per share:
Net income per share—basic		$0.09		$0.22
Net income per share—diluted		$0.09		$0.22
Weighted average shares outstanding—basic		7,143		7,143
Weighted average shares outstanding—diluted		7,143		7,143

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock			Retained Earnings (Accumulated Deficit)
					Additional paid-in capital		Net Parent Investment	Total stockholders' equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT AUGUST 1, 2008	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of restricted common stock	—	—	136,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$—	$48,401

Issuance of restricted common stock	—	—	12,400	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,179	—	—	1,179
Net loss	—	—	—	—	—	(1,487)	—	(1,487)

BALANCE AT JUNE 30, 2009	10,000	$50	7,291,842	$7	$49,447	$(1,411)	$—	$48,093

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Successor	Predecessor
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(1,487)	$1,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	276	446
Stock-based compensation expense	1,179	777
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,130	(452)
Other current assets	(45)	(12)
Other assets, net	(225)	(10)
Accounts payable and other accrued liabilities	40	24
Accrued payroll and related costs	157	393
Accrued merger related liabilities	(210)	—
Deferred revenue	(513)	132
Other liabilities	(57)	(8)

Net cash provided by operating activities	245	2,878
Cash flows from investing activities:
Purchase of property and equipment	(214)	(559)
Capitalized patent costs	(447)	—
Sale or maturity of marketable securities	15,685	103,395
Purchase of marketable securities	(22,603)	(103,676)

Net cash used in investing activities	(7,579)	(840)
Cash flows from financing activities:
Cash from Parent stock activity	—	2,335
Net activity with Parent	—	(453)
Principal payments under capital lease obligations	(8)	—

Net cash provided by (used in) financing activities	(8)	1,882

Net increase (decrease) in cash and cash equivalents	(7,342)	3,920
Cash and cash equivalents at beginning of period	18,928	29,145

Cash and cash equivalents at end of period	$11,586	$33,065

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$4
Cash paid for income taxes	$9	$11

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

Acquisition of Old Digimarc and Separation of DMRC Corporation

        On June 29, 2008, the former Digimarc Corporation ("Old Digimarc") entered into an amended and restated merger agreement, as amended by Amendment No. 1 dated as of July 17, 2008, which we refer to as the Old Digimarc/L-1 merger agreement, with L-1 Identity Solutions, Inc. ("L-1") and Dolomite Acquisition Co. ("Dolomite"), a wholly owned subsidiary of L-1, pursuant to which Dolomite, in a transaction which we refer to as the offer, purchased more than 90% of the outstanding shares of Old Digimarc common stock, together with the associated preferred stock purchase rights, for $12.25 per share. On August 13, 2008, following the completion of the offer, Dolomite merged with and into Old Digimarc with Old Digimarc continuing as the surviving company and a wholly owned subsidiary of L-1.

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

Joint Venture and Patent License Agreements with The Nielsen Company

        On June 11, 2009 the Company entered into two joint venture agreements with The Nielsen Company ("Nielsen") to launch two new companies. The two joint venture agreements and a revised patent license agreement expand and replace the previous license and services agreement between the Company and Nielsen that has been in operation since late 2007. Under the new agreements, the

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Company and Nielsen plan to work together to develop new products and services, including the expansion and deployment of those product and services that were in development under the prior agreement.

        Under the terms of the patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to the Digimarc's patents for use within Nielsen's business.

        Joint venture I, TVaura LLC, will engage in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in reconciliation of royalties, residuals and other payments, and other related products. Each of the Company and Nielsen will make an initial cash contribution aggregating $3,900 payable quarterly from July 2009 through October 2011. The Company will provide technical and development services to TVaura LLC's business for the following periods for the following minimum service fees: $1,130 for the remainder of 2009; $2,800 in 2010; and $2,740 in 2011, subject to adjustment for any development service fees paid to the Company by TVaura Mobile LLC.

        Joint venture II, TVaura Mobile LLC, will engage in the development of certain enhanced television offerings, and other related products. Each of the Company and Nielsen will make an initial cash contribution aggregating $2,800 payable quarterly from July 2009 through October 2011.

        Pursuant to the terms of the agreements and Emerging Issues Task Force ("EITF") Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights," the joint ventures will not be consolidated with the Company and will be separately disclosed in the financial statements and notes to financial statements.

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

        Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using a method that approximates the effective interest method. Under this method, dividend and interest income are recognized when earned.

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

        The Company also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through June 30, 2009, the Company has not recognized the net change in fair value of its financial assets and liabilities.

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

        The Company records marketable securities at amortized cost of $35,901, which approximates fair value. The fair value of the marketable securities at June 30, 2009, excluding accrued interest, was $35,920. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company records money market funds at cost and continues to carry those amounts at cost which equals fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of June 30,2009, the cost and fair value of the Company's money market funds was equal to $9,580.

Concentrations of Business and Credit Risk

        A significant portion of the Company's business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

        Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade and unbilled accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term investments with our principal banks, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal agencies, which have no limits, at the time of purchase. As a result, the credit risk associated with cash and investments is believed to be minimal.

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Revenue Recognition

        The Company's revenue consists of subscription revenue, which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company's revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition, SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions, SOP 81-1 Accounting for the Performance of Construction Type and Certain Production-Type Contracts, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Other income (expense), net

        The Company's other income (expense), net consists primarily of interest income earned on cash and short- and long-term investments. Some minor amounts are included in this category that relate to interest expense for capital lease allocations from Old Digimarc and for other non-operating items.

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

2. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective the first fiscal year beginning after November 15, 2007. The Company has applied the provisions of this standard regarding the framework of measuring fair value and noted no material effect on the current financial statements.

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, "Effective Date of FASB Statement No. 157". FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

applied the provisions of FSP 157-2 on non-financial assets and non-financial liabilities and noted no significant impact on our financial statements.

        In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

        In April 2009, the FASB issued FSP 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (U.S. GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. However, it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 115-2 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods for publicly traded entities. The adoption of FSP 107-1 did not have a significant impact on our financial statement disclosures.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual fiscal periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company's financial statement disclosures. In preparing the Company's financial statements, the Company evaluated

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

2. Recent Accounting Pronouncements (Continued)

subsequent events through July 31, 2009, which is the date the Company's quarterly report was filed with the Securities and Exchange Commission.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), is a revision to FASB Interpretation ("FIN") No. 46 (Revised December 2003) ("FIN 46(R)), Consolidation of Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 is effective the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this pronouncement will have a material impact on the Company's financial statements.

        In June 2009, the FASB issued SFAS No. 168, The "FASB Accounting Standards Codification™" and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification™ (Codification) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this pronouncement will have a material impact on the Company's financial statements.

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

        Revenue, based upon the "bill-to" location, by geographic area is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Domestic	$1,777	$2,656	$3,553	$5,314
International	2,547	2,459	5,200	4,886

Total	$4,324	$5,115	$8,753	$10,200

  Major Customers

        Customers who accounted for more than 10% of the Company's revenues are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Customer A	54%	42%	52%	39%
Customer B	31%	41%	30%	38%

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants and restricted stock awards.

        Stock-based compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc. All cash flow related to stock compensation generated by Old Digimarc was retained by Digimarc. Stock-based compensation recognized in the three- and six-month periods ended June 30, 2009 is based on the value of the portion of the stock-based award that vested during the period. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

        A summary of the weighted average assumptions and results for options granted during the period August 2, 2008 through June 30, 2009 is as follows:

Range
Period August 2, 2008 through June 30, 2009:
Expected life (in years)	5.6 - 6.0
Expected volatility	70% - 72%
Risk-free interest rate	2.8% - 2.9%
Expected dividend yield	0%
Expected forfeiture rate	0%

        The estimated average fair value of outstanding stock options was $5.13 at June 30, 2009.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Stock-based Compensation Under SFAS 123(R)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Stock-based compensation:
Cost of revenue	$50	$42	$99	$85
Sales and marketing	50	93	102	176
Research, development and engineering	49	14	93	30
General and administrative	433	236	839	456
Intellectual property	23	15	46	30

Total stock-based compensation	$605	$400	$1,179	$777

        At June 30, 2009, the Company had 10,000 Series A Redeemable Nonvoting Preferred stock, 1.0 million non-vested stock options and 133,400 shares of restricted stock outstanding. As of June 30, 2009, the Company had $7.4 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.68 years and 2.03 years, respectively, through June 2013.

  Stock Option Activity

        As of June 30, 2009, under all of the Company's stock-based compensation plans, options to purchase an aggregate of 1.2 million shares were outstanding, and options to purchase an additional 1.1 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        Options granted, exercised, canceled and expired under the Company's stock option plans are summarized as follows:

Three-months ended June 30, 2009:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2009	1,194,000	$9.64
Options granted	30,000	$9.91
Options exercised	—	—
Options canceled or expired	—	—

Outstanding at June 30, 2009	1,224,000	$9.65	9.59 years

Exercisable at June 30, 2009	188,161	$9.64	9.59 years

Six-months ended June 30, 2009:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	1,194,000	$9.64
Options granted	30,000	$9.91
Options exercised	—	—
Options canceled or expired	—	—

Outstanding at June 30, 2009	1,224,000	$9.65	9.59 years

Exercisable at June 30, 2009	188,161	$9.64	9.59 years

        The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,194,000	9.58	$9.64	185,661	$9.64

$9.91	30,000	9.84	$9.91	2,500	$9.91

$9.64 - $9.91	1,224,000	9.59	$9.65	188,161	$9.64

        At June 30, 2009, the aggregate intrinsic value of outstanding and exercisable stock options was $3,578 and $551, respectively. The aggregate intrinsic value is based on our closing price of $12.57 per share on June 30, 2009, which would have been received by the optionees had all of the options with exercise prices less than $12.57 per share been exercised on that date.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Restricted Stock Activity

        The following table details the number of shares granted each period as restricted stock:

Date	Number of Restricted Shares
Period August 2, 2008 through December 31, 2008	136,000
Period January 1, 2009 through March 31, 2009	11,000
Period April 1, 2009 through June 30, 2009	1,400

        The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2009:	Number of Shares
Unvested balance, March 31, 2009	132,000
Granted	1,400
Vested	—
Canceled	—

Unvested balance, June 30, 2009	133,400

Six-months ended June 30, 2009:	Number of Shares
Unvested balance, December 31, 2008	121,000
Granted	12,400
Vested	—
Canceled	—

Unvested balance, June 30, 2009	133,400

6. Trade Accounts Receivable

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	Successor	Successor
	June 30, 2009	December 31, 2008
Trade accounts receivable	$2,709	$3,839
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,709	$3,839

Unpaid deferred revenues included in accounts receivable	$1,127	$2,155

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

  Unpaid deferred revenues

        The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company's customers. Unpaid deferred revenues from cash-basis revenue recognition customers are not included in accounts receivable nor deferred revenue accounts.

  Major customers

        Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	Successor	Successor
	June 30, 2009	December 31, 2008
Customer A	51%	58%
Customer B	43%	27%

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

	Successor	Successor
	June 30, 2009	December 31, 2008
Office furniture fixture	$291	$291
Equipment	932	793
Leasehold improvements	395	320

	1,618	1,404
Less accumulated depreciation and amortization	(457)	(192)

	$1,161	$1,212

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

	Successor	Successor
	June 30, 2009	December 31, 2008
Gross intangible assets	$909	$462
Accumulated amortization	(17)	(6)

Intangible assets, net	$892	$456

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

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2009, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with SFAS 5.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Quarterly Financial Information—Unaudited

	Successor	Successor
Quarter ended:	March 31	June 30
2009
Service revenue	$2,470	$2,585
License and subscription revenue	1,959	1,739

Total revenue	4,429	4,324
Total cost of revenue	1,485	1,528
Gross profit	2,944	2,796
Gross profit percent, service revenue	43%	43%
Gross profit percent, license and subscription revenue	97%	97%
Gross profit percent, total	66%	65%
Sales and marketing	745	728
Research, development and engineering	1,271	1,217
General and administrative	1,688	1,496
Intellectual property	277	217
Transitional services	(60)	(48)
Operating loss	(977)	(814)
Net loss	(809)	(678)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)
Weighted average shares outstanding—basic and diluted	7,158	7,158

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(UNAUDITED)

11. Quarterly Financial Information—Unaudited (Continued)

	Predecessor	Predecessor	Predecessor	Successor	Successor
			Period July 1 through August 1	Period August 2 through September 30
Quarter ended:	March 31	June 30			December 31
2008
Service revenue	$2,548	$2,987	$921	$1,645	$2,419
License and subscription revenue	2,537	2,128	829	1,536	2,232

Total revenue	5,085	5,115	1,750	3,181	4,651
Total cost of revenue	1,408	1,704	552	934	1,428
Gross profit	3,677	3,411	1,198	2,247	3,223
Gross profit percent, service revenue	47%	45%	43%	46%	44%
Gross profit percent, license and subscription revenue	98%	97%	97%	97%	97%
Gross profit percent, total	72%	67%	69%	71%	69%
Sales and marketing	656	683	589	390	764
Research, development and engineering	922	910	239	780	992
General and administrative	980	927	442	932	1,945
Intellectual property	478	448	176	120	184
Transitional services	—	—	—	(196)	(84)
Operating income (loss)	641	443	(248)	221	(578)
Net income (loss)	924	664	(173)	400	(324)
Earnings (loss) per share:
Net income (loss) per share—basic & diluted				$0.06	$(0.05)
Weighted average shares outstanding—basic and diluted				7,143	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic & diluted	$0.13	$0.09	$(0.02)
Weighted average shares outstanding—basic and diluted	7,143	7,143	7,143

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

Recent Developments—Nielsen Joint Venture

        On July 1, 2009, we commenced operation of two joint ventures with The Nielsen Company (US) LLC, or Nielsen. In connection with these joint ventures, we terminated our agreement with Nielsen, dated as of October 1, 2007, to enter into the joint venture agreements, and entered into a new patent license agreement. Under the terms of the new patent license agreement, we granted Nielsen a non-exclusive license to Digimarc patents for use within Nielsen's business and Nielsen agreed to pay us $18.75 million as follows: $2.0 million for the remainder of 2009; $3.6 million in 2010; $4.0 million in each of 2011, 2012 and 2103; and $1.15 million in 2014.

        Under the first joint venture, TVaura LLC, Digimarc and Nielsen will engage in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in reconciliation of royalties, residuals and other payments, and other related products. Under the second joint venture, TVaura Mobile LLC, Digimarc and Nielsen will engage in the development of certain enhanced television offerings, and other related products. We will provide technical and development services to TVaura LLC's business for the following periods for the following minimum service fees: $1.13 million for the remainder of 2009; $2.80 million in 2010; and $2.74 million in 2011, subject to adjustment for any development service fees paid to Digimarc by TVaura Mobile LLC.

        The initial cash contribution of each of Digimarc and Nielsen to TVaura LLC will be an aggregate of $3.9 million payable in quarterly installments from July 2009 through October 2011. The initial cash contribution of each of Digimarc and Nielsen to TVaura Mobile LLC will be an aggregate of $2.8 million payable in quarterly installments from July 2009 through October 2011. Each of Digimarc and Nielsen own approximately half of each joint venture.

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

  •
  Leverage the power of ubiquitous computing to instantly link consumers to a wealth of information and/or interactive experiences related to the media and objects they encounter each day;

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

        To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world's most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 525 U.S. and foreign patents and more than 410 U.S. and foreign patent applications on file as of June 30, 2009.

        Backlog.    Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of June 30, 2009 will generate approximately $50 million in revenue during the contractual terms of such contracts, currently up to five years. We expect more than $10 million of this amount to be recognized as revenue during the remainder of 2009.

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

        Contingencies and litigation:    We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, Accounting for Contingencies. If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Results of Operations

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2009 and all changes discussed with respect to the period reflect changes compared to the three- and six-month periods ended June 30, 2008.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenue:
Service	60%	58%	58%	54%
License and subscription	40	42	42	46

Total revenue	100	100	100	100
Cost of revenue:
Service	34	32	33	29
License and subscription	1	1	1	1

Total cost of revenue	35	33	34	30
Gross profit	65	67	66	70
Operating expenses:
Sales and marketing	17	13	17	13
Research, development and engineering	28	18	28	18
General and administrative	35	18	36	19
Intellectual property	5	9	6	9
Transitional services	(1)	—	(1)	—

Total operating expenses	84	58	86	59

Operating income (loss)	(19)	9	(20)	11

Other income (expense), net	3	4	3	5

Income (loss) before provision for income taxes	(16)	13	(17)	16
Provision for income taxes	—	—	—	—

Net income (loss)	(16)%	13%	(17)%	16%

        Our revenue for the three- and six-month periods ended June 30, 2009 decreased 15% to $4.3 million from $5.1 million and 14% to $8.8 million from $10.2 million, respectively, for the prior year periods. The decreases were primarily the result of lower license and royalty revenues from a few of our customers based on a combination of contractual revenue, lower royalty reporting from our licensees whose revenues were slightly lower and receipt of cash from our cash basis customers whose revenues are non-linear in nature, offset in part by increased project work from the consortium of central banks. In addition, as further discussed below, we incurred higher operating expenses for the period during which we operated as a stand-alone company.

  Revenue

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Decrease	Percent Decrease
				(in thousands)
Revenue:
Service	$2,585	$2,987	$(402)	(13)%	$5,055	$5,535	$(480)	(9)%
License and subscription	1,739	2,128	(389)	(18)%	3,698	4,665	(967)	(21)%

Total	$4,324	$5,115	$(791)	(15)%	$8,753	$10,200	$(1,447)	(14)%

Revenue (as % of total revenue):
Service	60%	58%			58%	54%
License and subscription	40%	42%			42%	46%

Total	100%	100%			100%	100%

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

        The decrease in service revenue for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, were due primarily to lower consulting revenues from Nielsen where we were engaged at an accelerated level of services in the initial year of the contract, and government contract revenues that are non-linear in nature, offset in part by increased revenue from additional program work from the Central Banks.

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

        The decrease in license and subscription revenue for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, were due primarily to lower license revenue from Nielsen in accordance with contractual terms, and lower royalty reporting and receipt of cash from our cash basis customers.

  Revenue by Geography

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
				(in thousands)
Revenue by geography:
Domestic	$1,777	$2,656	$(879)	(33)%	$3,553	$5,314	$(1,761)	(33)%
International	2,547	2,459	88	4%	5,200	4,886	314	6%

Total	$4,324	$5,115	$(791)	(15)%	$8,753	$10,200	$(1,447)	(14)%

Revenue (as % of total revenue):
Domestic	41%	52%			41%	52%
International	59%	48%			59%	48%

Total	100%	100%			100%	100%

        Domestic revenue decreased for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, due primarily to lower revenues from Nielsen, and to a lesser extent lower revenues from our government contracts and our royalty reporting licensees.

        International revenue slightly increased for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, due primarily to increased revenue from the Central Banks, offset by lower revenues from our royalty reporting licensees.

  Cost of Revenue

        Service.    Cost of service revenue primarily includes costs that are allocated from research, development, engineering and sales and marketing that relate directly to producing revenue under our customer contracts, and, to a lesser extent, direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

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

  Gross Profit

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Decrease	Percent Decrease
				(in thousands)
Gross Profit:
Service	$1,105	$1,344	$(239)	(18)%	$2,158	$2,543	$(385)	(15)%
License and subscription	1,691	2,067	(376)	(18)%	3,582	4,545	(963)	(21)%

Total	$2,796	$3,411	$(615)	(18)%	$5,740	$7,088	$(1,348)	(19)%

Gross Profit (as % of related revenue components):
Service	43%	45%			43%	46%
License and subscription	97%	97%			97%	97%
Total	65%	67%			66%	70%

        The decrease in gross profit dollars primarily reflect the impact of variations in scheduled payments in certain of our long-term contracts; a continued deferral of work on previously announced appropriations for federal defense projects; and to a lesser extent, lower royalties from some patent and technology licenses. The decrease in gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, were due primarily to:

  •
  revenue mix resulting in lower license revenue, as a percent of total revenue, which carries a higher margin than service revenue; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

Operating Expenses

        The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor operated as a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the operating expenses of Digimarc's current business had the predecessor been a separate, stand-alone public entity during the periods presented in the predecessor's financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. It is expected that the initial operating costs of Digimarc on a stand-alone basis will be higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the operating expenses reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements. The operating expenses for the three- and six-month periods ended June 30, 2009 are in-line with our expectations as a stand-alone entity.

  Sales and marketing

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase	Percent Increase	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Increase	Percent Increase
				(in thousands)
Sales and marketing	$728	$683	$45	7%	$1,473	$1,339	$134	10%
Sales and marketing (as % of total revenue)	17%	13%			17%	13%

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

        The increases in sales and marketing expense for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, resulted primarily from higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to incur sales and marketing costs at higher levels to support ongoing sales initiatives.

  Research, development and engineering

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase	Percent Increase	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Increase	Percent Increase
				(in thousands)
Research, development and engineering	$1,217	$910	$307	34%	$2,488	$1,832	$656	36%
Research, development and engineering (as % of total revenue)	28%	18%			28%	18%

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

        The increases in research, development and engineering expense for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, resulted primarily from:

  •
  increased headcount and employee compensation-related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue and to increase our investment in research and development; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels in the near term to support certain ongoing product initiatives and service contracts, and expect to moderate spending in the longer term.

  General and administrative

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase	Percent Increase	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Increase	Percent Increase
				(in thousands)
General and administrative	$1,496	$927	$569	61%	$3,184	$1,907	$1,277	67%
General and administrative (as % of total revenue)	35%	18%			36%	19%

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

        The increases in general and administrative expenses for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008,

resulted primarily from higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to incur general and administrative expenses at least at existing levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

  Intellectual property

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2009	Six Months Ended March 31, 2008	Dollar Decrease	Percent Decrease
				(in thousands)
Intellectual property	$217	$448	$(231)	(52)%	$494	$926	$(432)	(47)%
Intellectual property (as % of total revenue)	5%	9%			6%	9%

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

        The decreases in intellectual property expenses for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, resulted primarily from capitalized patent application and award costs aggregating $0.3 million and $0.5 million, respectively.

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

        The net transitional services expenses reimbursed to Digimarc aggregated $0.1 million for the three- and six-month periods ended June 30, 2009 and are expected to decline through the end of the year 2009 as the amount of transition services decline.

  Stock-based compensation.

	Successor	Successor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
				(in thousands)
Cost of revenue	$50	$42	$8	19%	$99	$85	$14	16%
Sales and marketing	50	93	(43)	(46)%	102	176	(74)	(42)%
Research, development and engineering	49	14	35	250%	93	30	63	210%
General and administrative	433	236	197	83%	839	456	383	84%
Intellectual property	23	15	8	53%	46	30	16	53%

Total	$605	$400	$205	51%	$1,179	$777	$402	52%

        Old Digimarc accounted for stock-based compensation in accordance with SFAS 123(R), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

        The increases in stock-based compensation expense for the three- and six-month periods ended June 30, 2009, compared to the corresponding three-and six-month periods ended June 30, 2008, resulted primarily from Digimarc applying SFAS 123R with respect to our initial stock-based awards compared to the shared services allocation methodology applied in the predecessor financial statements.

  Other income, net

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Decrease	Percent Decrease
				(in thousands)
Other income, net	$140	$221	$(81)	(37)%	$313	$515	$(202)	(39)%

        Other income, net consists primarily of interest income from our cash and short- and long-term marketable securities.

        The decreases in other income, net for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, resulted primarily from lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

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

        Digimarc.    There was no provision for income taxes of Digimarc, other than foreign withholding taxes, for the three- and six-month period ended June 30, 2009 since the estimated effective tax rate for the period ending December 31, 2009 is expected to be zero.

Liquidity and Capital Resources

	Successor	Successor
	June 30, 2009	December 31, 2008
	(in thousands)
Working capital	$43,770	$41,099
Current (liquidity) ratio (1)	14.4:1	11.9:1
Cash, cash equivalents and short-term marketable securities	$43,401	$40,168
Long-term marketable securities	$2,087	$5,744
Total cash, cash equivalents and all marketable securities	$45,488	$45,912

(1)
The current (liquidity) ratio is calculated by taking total current assets divided total current liabilities.

        The $2.7 million increase in working capital resulted primarily from the maturity of some of our long-term investments, offset by investments in our business for both capital and intellectual property initiatives.

        Operating Cash Flow.    The components of operating cash flows were:

	Successor	Predecessor
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
		(in thousands)
Net income (loss)	$(1,487)	$1,588	$(3,075)	(194)%
Non-cash items	1,455	1,223	232	19%
Changes in operating assets and liabilities	277	67	210	313%

Net cash provided by (used in) operating activities	$245	$2,878	$(2,633)	(91)%

        Net income (loss).    The decrease in operating results primarily reflects lower revenues and higher expenses for the period during which we operated as a stand-alone company compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements.

        Non-cash charges.    The increase in non-cash charges was primarily the result of the shared services allocation methodology applied in the predecessor financial statements to both depreciation of property and equipment and stock compensation.

  Operating assets and liabilities.

        The primary changes in the operating assets and liabilities for the six-month period ended June 30, 2009 relate to:

  •
  collection of advanced billings, as provided in our contracts with customers; offset by

  •
  the amortization of deferred revenues.

        The primary changes in the operating assets and liabilities for the six-month period ended June 30, 2008 relate to:

  •
  the timing and mix of service revenues, which generally carry a longer collection period than license revenues;

  •
  the billings for revenues that are made in advance, as provided in our contracts with customers, and the related collections of receivables, result in deferred revenues, the timing of which fluctuates and can change from period to period based on individual customer requirements; and

  •
  the accrual for and payment of liabilities related to payroll and related costs, such as our 401(k) plan matching contributions. This cost and associated liability were traditionally accrued each month and increase throughout each year and then paid out to participants in the first quarter after each year end. For 2009, the matching contributions are paid out after each payroll.

        Cash flows from investing activities.    The primary changes in our investing activities for the six-month periods ended June 30, 2009 and 2008 relate to:

  •
  investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

  •
  investments made in the patent application and granting process; and

  •
  net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

        Cash flows from financing activities.    While there were no major financing activities for the six-month period ended June 30, 2009, the major changes for the six-month period ended June 30, 2008 were the result of cash transactions associated with Old Digimarc in accordance with the basis of accounting used in our financial statements. Specifically,

  •
  all cash received from Old Digimarc's stock activity, primarily from the exercise of stock options, flows through to Digimarc; and

  •
  all cash flow generated or used by Old Digimarc flowed into or out of Digimarc.

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

Contractual Obligations

        Pursuant to the terms of the joint venture agreements with Nielsen, the Company will be contributing $6.7 million to the joint ventures paid in quarterly installments of $0.7 million from July 2009 through October 2011.

        Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $1.9 million as of June 30, 2009 and are payable in monthly installments through February 2013. Other than as described above, as of June 30, 2009, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        The following table presents a reconciliation of Adjusted EBITDA to net earnings:

	Successor	Predecessor			Successor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
				(in thousands)
Net income (loss)	$(678)	$664	$(1,342)	(202)%	$(1,487)	$1,588	$(3,075)	(194)%
Adjustments:
Provision for income taxes	4	—	4	100%	9	11	(2)	(18)%
Interest income, net	(137)	(221)	84	(38)%	(312)	(515)	203	39%
Depreciation and amortization	141	170	(29)	(17)%	276	446	(170)	(38)%
Stock compensation	605	400	205	51%	1,179	777	402	52%

Adjusted EBITDA	$(65)	$1,013	$(1,078)	(106)%	$(335)	$2,307	$(2,642)	(115)%

        The decrease in Adjusted EBITDA for the three- and six-month periods ended June 30, 2009, compared to the corresponding three- and six-month periods ended June 30, 2008, were due primarily to lower revenues and higher operational costs incurred by Digimarc compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective the first fiscal year beginning after November 15, 2007. We applied the provisions of this standard regarding the framework of measuring fair value and noted no material effect on the current financial statements.

        In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP 157-2, "Effective Date of FASB Statement No. 157". FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We applied the provisions of FSP 157-2 on non-financial assets and non-financial liabilities and noted no significant impact on our financial statements.

        In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

        In April 2009, the FASB issued FSP 157-4: "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. However, it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 115-2 did not have a significant impact on our financial statements or the fair values of our assets or liabilities.

        In April 2009, the FASB issued FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial

Instruments," to interim periods for publicly traded entities. The adoption of FSP 107-1 did not have a significant impact on our financial statement disclosures.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual fiscal periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our financial statement disclosures. In preparing our financial statements, we evaluated subsequent events through July 31, 2009, which is the date our quarterly report was filed with the Securities and Exchange Commission.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), is a revision to FASB Interpretation ("FIN") No. 46 (Revised December 2003) ("FIN 46(R)), Consolidation of Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 is effective the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect the adoption of this pronouncement will have a material impact on our financial statements.

        In June 2009, the FASB issued SFAS No. 168, The "FASB Accounting Standards Codification™" and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this pronouncement will have a material impact on our financial statements.

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

  •
  our future level of investment in our business and the joint ventures in which we have invested, including investment in development of products and technology, acquisition of new customers and development of new market opportunities;

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

Changes in Controls

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(2) We have a history of losses, and although we achieved profitability in 2008, we may not sustain profitability, particularly if we were to lose large contracts.

        Old Digimarc's Digital Watermarking Business had incurred significant net losses from inception. Old Digimarc's accumulated deficit was $100 million as of December 31, 2007. For the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 we generated net income of $1,491; however, we generated a net loss for the six-month period ended June 30, 2009. Achieving profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those with the Central Banks and Nielsen, growth in revenues of our licensees, and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could have a negative effect on our revenues, margins and profitability.

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

        Historically, we have derived a significant portion of our revenues from a limited number of customers. Two customers, the Bank for International Settlements, acting on behalf of the Central Banks, and Nielsen, represented approximately 85 and 82% for the three- and six-month period ended June 30, 2009, respectively, and 77% of our revenue for the twelve-month period ended December 31, 2008. Most of our revenues come from long-term contracts generally having terms of three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, our financial results could be adversely affected.

        We expect to continue to depend upon a small number of customers for a significant portion of our revenues for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenues and have a material adverse effect on our financial results.

(6) The joint ventures agreements we entered into with Nielsen may not produce marketable products that will provide a return on investment on the initial cash contributions.

        We entered into two joint venture agreements with Nielsen to deliver products and services to enhance television viewing, facilitate mobile commerce, and create valuable other new opportunities for television networks and consumer brands to more deeply engage with audiences. These products and services are new and untested, and they may not have a ready market. We are nonetheless committed to provide financial support to both joint ventures through October 2011.

        We cannot predict how the market will react to our product offerings or any potential revenue that may or may not be realized. Our initial investment in these two joint ventures may result in neither product offerings nor a return on investment.

(7) Our joint venture transactions with Nielsen may not realize all of their intended benefits.

        In connection with TVaura LLC and TVaura Mobile LLC, our joint ventures with Nielsen, we may experience:

  •
  difficulties in integrating our corporate culture and business objectives with that of Nielsen into the joint ventures;

  •
  diversion of our management's time and attention from other business objectives;

  •
  higher than anticipated costs of integration, development and operations at the joint ventures;

  •
  difficulties in hiring or retaining key employees who are necessary to manage the joint ventures; or

  •
  difficulties in coordinating with an entity remote to our Beaverton, Oregon operations.

        Moreover, since Nielsen has significant oversight and voting rights with respect to major business decisions of TVaura LLC and TVaura Mobile LLC, we do not have complete control over the joint ventures' operations, including business decisions that may affect each joint venture's profitability or success in meeting its objectives. For any of these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint ventures, and our participation in the joint ventures could adversely affect the results of our other business efforts.

(8) Disagreements between Nielsen and us regarding the strategy and priorities of the joint ventures or shortage of additional funding for the joint ventures may impede the development of the joint venture products, which could negatively affect the value of our investment in TVaura LLC and TVaura Mobile LLC.

        TVaura LLC is a jointly owned company that we established with Nielsen to focus on the discovery, development and commercialization of copyright filtering solutions, royalty/audit for online video and audio rights organizations, guilds or other organizations involved in reconciliation of royalties, residuals and other payments, and other related products. TVaura Mobile LLC is a jointly owned company that we established with Nielsen to focus on the discovery, development and commercialization of certain enhanced television offerings, and other related products.

        As part of these joint ventures, we licensed to each of TVaura LLC and TVaura Mobile LLC all of our patents and technology not already subject to exclusive license grants to other licensees. Each of TVaura LLC and TVaura Mobile LLC is operated as an independent company and governed by a members' committee. We and Nielsen can elect an equal number of representatives to serve on each members' committee. The joint venture plan to develop the contemplated products pursuant to an operating plan that is approved by the members' committee. Any disagreements between Nielsen and us regarding a development decision or any other decision submitted to either joint venture's members' committee may cause significant delays in the development and commercialization of the joint ventures' products and technology and could negatively affect the value of our investment in the joint ventures.

        In addition, neither we nor Nielsen have any obligation to fund the joint ventures beyond the initial cash contributions provided in the joint venture agreements. If the joint ventures are unable to generate cash sufficient to develop and commercialize their products, and if additional funding is unavailable from us, Nielsen or third parties, we may not recognize the intended benefits of the joint ventures.

(9) A significant portion of our revenue is subject to commercial contracts and development of new markets that may involve unpredictable delays and other unexpected changes, which might limit our actual revenue in any given quarter or year.

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

(10) The market for our products is highly competitive and alternative technology or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

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

  •
  Smart cards—badges and cards including a semiconductor memory and/or processor, used for authentication and related purposes; and

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

(11) We depend on our management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

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

(12) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth, particularly in the media and entertainment sectors.

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

(13) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(14) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

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

(15) Our future growth will depend to some extent on our successful implementation of our technology in solutions provided by third parties, including partners and suppliers.

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

(16) Our growth of IP licensing revenues depends on successful implementation of solutions by our licensees and third parties and successful development of new markets for our technology.

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

(17) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

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

(18) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and other performance requirements.

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

(19) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

(20) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(21) We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

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

(22) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

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

(23) Our internal controls and procedures may not succeed in achieving their stated goals under all potential future conditions, regardless of how remote.

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

(24) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

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

(25) While we currently have no material claims, litigation or regulatory actions filed or pending by or against us, future claims, litigation or enforcement actions could arise, and any obligation to pay a judgment or damages could materially harm our business or financial condition.

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

(26) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

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

(27) We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

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

(28) Our corporate governance documents as well as Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of your shares.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held our annual meeting of stockholders on May 1, 2009. Three proposals were voted on by our stockholders.

        Proposal 1:    Election of Directors

        Bruce Davis, William J. Miller, James T. Richardson, Peter W. Smith and Bernard Whitney were elected as directors for a term of one year. The voting for each director was as follows:

	For	Withheld
Bruce Davis.	6,059,367	741,465
William J. Miller	6,060,298	740,534
James T. Richardson	6,060,298	740,534
Peter W. Smith	6,060,575	740,257
Bernard Whitney	6,052,360	748,472

        Proposal 2:    Approval and Adoption of the Digimarc Corporation 2008 Incentive Plan

        The Digimarc Corporation 2008 incentive plan was approved and adopted with 2,492,719 votes in favor, 102,794 votes against and 2,223 abstentions.

        Proposal 3:    Ratification of the Appointment of Grant Thornton LLP as the Company's Independent Certified Public Accountants

        Grant Thornton was ratified as our independent certified public accountants for the fiscal year ending December 31, 2009 with 6,727,316 votes in favor, 64,069 votes against and 9,447 abstentions.

Item 6.    Exhibits.

        In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Digimarc or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

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

        Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Quarterly Report on Form 10-Q, Digimarc's Annual Report on Form 10-K for the

year ended December 31, 2008 and in Digimarc's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Exhibit Description
10.1*	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC
10.2*	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC
10.3*	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	DIGIMARC CORPORATION
	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)