Form 10-Q
period 2009-09-30
Digimarc CORP
filed 2009-10-30
CIK 1438231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 26, 2009, there were 7,256,200 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:	3
	Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	3
	Statements of Operations for the three-months ended September 30, 2009, for the Period August 2, 2008 through September 30, 2008 and for the Period July 1, 2008 through August 1, 2008 (Unaudited)	4
	Statements of Operations for the nine-months ended September 30, 2009, for the Period August 2, 2008 through September 30, 2008 and for the Period January 1, 2008 through August 1, 2008 (Unaudited)	5
	Statements of Stockholders' Equity as of September 30, 2009 and for the period August 2, 2008 through December 31, 2008 (Unaudited)	6
	Statements of Cash Flows for the nine-months ended September 30, 2009, for the Period August 2, 2008 through September 30, 2008 and for the Period January 1, 2008 through August 1, 2008 (Unaudited)	7
	Notes to Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4T.	Controls and Procedures	54
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	57
SIGNATURES		58

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	Successor	Successor
	September 30, 2009	December 31, 2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,685	$18,928
Marketable securities	30,760	21,240
Trade accounts receivable, net	3,027	3,839
Other current assets	1,001	875

Total current assets	45,473	44,882
Marketable securities	2,087	5,744
Property and equipment, net	1,180	1,212
Intangibles, net	1,088	456
Other assets, net	544	147

Total assets	$50,372	$52,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$767	$937
Accrued payroll and related costs	246	42
Accrued merger related liabilities	144	386
Deferred revenue	1,716	2,418

Total current liabilities	2,873	3,783
Long-term liabilities	134	257

Total liabilities	3,007	4,040
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock (10,000 shares issued and outstanding at September 30, 2009 and December 31, 2008)	50	50
Common stock (7,256,200 and 7,279,442 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	7	7
Additional paid-in capital	49,406	48,268
Retained earnings (accumulated deficit)	(2,098)	76

Total stockholders' equity	47,365	48,401

Total liabilities and stockholders' equity	$50,372	$52,441

(1)
Derived from the Company's December 31, 2008 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008
Revenue:
Service	$2,827	$1,645	$921
License and subscription	1,942	1,536	829

Total revenue	4,769	3,181	1,750
Cost of revenue:
Service	1,499	890	527
License and subscription	42	44	25

Total cost of revenue	1,541	934	552
Gross profit	3,228	2,247	1,198
Operating expenses:
Sales and marketing	753	390	589
Research, development and engineering	1,191	780	239
General and administrative	1,566	932	442
Intellectual property	262	120	176
Transitional services	(45)	(196)	—

Total operating expenses	3,727	2,026	1,446

Operating income (loss)	(499)	221	(248)
Other income (expense), net	(185)	179	75

Income (loss) before provision for income taxes	(684)	400	(173)
Provision for income taxes	(3)	—	—

Net income (loss)	$(687)	$400	$(173)

Earnings (loss) per share:
Net income (loss) per share—basic	$(0.10)	$0.06
Net income (loss) per share—diluted	$(0.10)	$0.06
Weighted average shares outstanding—basic	7,134	7,143
Weighted average shares outstanding—diluted	7,134	7,143
Pro-forma loss per share:
Net loss per share—basic			$(0.02)
Net loss per share—diluted			$(0.02)
Weighted average shares outstanding—basic			7,143
Weighted average shares outstanding—diluted			7,143

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008
Revenue:
Service	$7,882	$1,645	$6,456
License and subscription	5,640	1,536	5,494

Total revenue	13,522	3,181	11,950
Cost of revenue:
Service	4,396	890	3,519
License and subscription	158	44	145

Total cost of revenue	4,554	934	3,664
Gross profit	8,968	2,247	8,286
Operating expenses:
Sales and marketing	2,226	390	1,928
Research, development and engineering	3,679	780	2,071
General and administrative	4,750	932	2,349
Intellectual property	756	120	1,102
Transitional services	(153)	(196)	—

Total operating expenses	11,258	2,026	7,450

Operating income (loss)	(2,290)	221	836
Other income, net	128	179	590

Income (loss) before provision for income taxes	(2,162)	400	1,426
Provision for income taxes	(12)	—	(11)

Net income (loss)	$(2,174)	$400	$1,415

Earnings (loss) per share:
Net income (loss) per share—basic	$(0.30)	$0.06
Net income (loss) per share—diluted	$(0.30)	$0.06
Weighted average shares outstanding—basic	7,150	7,143
Weighted average shares outstanding—diluted	7,150	7,143
Pro-forma earnings per share:
Net income per share—basic			$0.20
Net income per share—diluted			$0.20
Weighted average shares outstanding—basic			7,143
Weighted average shares outstanding—diluted			7,143

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock			Retained Earnings (Accumulated Deficit)
					Additional paid-in capital		Net Parent Investment	Total stockholders' equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT AUGUST 1, 2008	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Issuance of restricted common stock	—	—	136,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$—	$48,401

Exercise of stock options	—	—	15,713	—	152	—	—	152
Issuance of restricted common stock	—	—	20,400	—	—	—	—	—
Purchase and retirement of common stock	—	—	(59,355)	—	(822)	—	—	(822)
Stock-based compensation expense	—	—	—	—	1,808	—	—	1,808
Net loss	—	—	—	—	—	(2,174)	—	(2,174)

BALANCE AT SEPTEMBER 30, 2009	10,000	$50	7,256,200	$7	$49,406	$(2,098)	$—	$47,365

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008
Cash flows from operating activities:
Net income (loss)	$(2,174)	$400	$1,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	425	69	568
Stock-based compensation expense	1,808	—	914
Net loss from joint ventures	311	—	—
Decrease in allowance for doubtful accounts	—	—	(43)
Other non-cash charges	—	—	405
Changes in operating assets and liabilities:
Trade accounts receivable, net	812	(502)	718
Other current assets	(126)	4,182	(4,370)
Other assets, net	(158)	20	(103)
Accounts payable and other accrued liabilities	(155)	(383)	744
Accrued payroll and related costs	204	(399)	1,854
Accrued merger related liabilities	(242)	(8,860)	10,766
Deferred revenue	(714)	343	(677)
Other liabilities	(87)	50	19

Net cash provided by (used in) operating activities	(96)	(5,080)	12,210
Cash flows from investing activities:
Purchase of property and equipment	(374)	(24)	(799)
Capitalized patent costs	(651)	(187)	—
Investment in joint ventures	(550)	—	—
Sale or maturity of marketable securities	20,738	69,674	136,767
Purchase of marketable securities	(26,601)	(70,745)	(137,048)

Net cash used in investing activities	(7,438)	(1,282)	(1,080)
Cash flows from financing activities:
Cash from Parent stock activity	—	—	23,862
Net activity with Parent	—	—	(13,237)
Issuance of common stock	152	—	—
Purchase of common stock	(822)	—	—
Principal payments under capital lease obligations	(39)	—	—

Net cash provided by (used in) financing activities	(709)	—	10,625

Net increase (decrease) in cash and cash equivalents	(8,243)	(6,362)	21,755
Cash and cash equivalents at beginning of period	18,928	50,900	29,145

Cash and cash equivalents at end of period	$10,685	$44,538	$50,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$1	$7
Cash paid for income taxes	$12	$—	$11

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

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

Joint Venture and Patent License Agreements with The Nielsen Company

        On June 11, 2009 the Company entered into two joint venture agreements with The Nielsen Company ("Nielsen") to launch two new companies. The two joint venture agreements and a revised patent license agreement expand and replace the previous license and services agreement between the

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Company and Nielsen that has been in operation since late 2007. Under the new agreements, the Company and Nielsen plan to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

        Under the terms of the patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to Digimarc's patents for use within Nielsen's business. Unless earlier terminated in accordance with the agreement, the license will continue until the expiration of the last to expire of the licensed patents.

        Joint venture I, TVaura LLC, will engage in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in the reconciliation of royalties, residuals and other payments, and other related products. Each of the Company and Nielsen will make initial cash contributions aggregating $3,900 payable quarterly from July 2009 through October 2011. The Company will provide technical and development services to TVaura LLC's business for the following periods for the following minimum service fees, subject to adjustment for any development service fees paid to the Company by TVaura Mobile LLC: $1,130 for the remainder of 2009; $2,800 in 2010; and $2,740 in 2011.

        Joint venture II, TVaura Mobile LLC, will engage in the development of certain enhanced television offerings, and other related products. Each of the Company and Nielsen will make initial cash contributions aggregating $2,800 payable quarterly from July 2009 through October 2011.

        Pursuant to the terms of the agreements and Accounting Standards Codification ("ASC") 810 "Consolidation" (formerly Emerging Issues Task Force ("EITF") Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights"), the joint ventures will not be consolidated with the Company and will be separately disclosed in the financial statements and notes to financial statements.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Basis of Accounting: Predecessor Financial Statements

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

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

  •
  Intercompany transactions:  With the retention by Digimarc of all of Old Digimarc's cash, Digimarc's cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as "net activity with Parent" in the Statement of Stockholders' Equity. All intercompany transactions were eliminated.

  •
  Merger related costs:  All Old Digimarc costs related to the Old Digimarc/L-1 merger were allocated to Old Digimarc's Secure ID Business. Digimarc was responsible for the payment of the majority of these costs.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  •
  Commitments and contingencies:  Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

  •
  Stock compensation expense:  Stock-based compensation is accounted for by Old Digimarc in accordance with ASC 718 "Compensation—Stock Compensation" (formerly Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (Revised 2004)), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to Digimarc based on a combination of specific and shared services resource allocations from Old Digimarc.

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

(Dollar amounts in thousands, except per share data)

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

Fair Value of Financial Instruments

        ASC 820 "Fair Value Measurements and Disclosures" (formerly SFAS 157, "Fair Value Measurements") defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

        ASC 825 "Financial Instruments" (formerly SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities") allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Therefore, through September 30, 2009, the Company has not recognized the net change in fair value of its financial assets and liabilities.

        The estimated fair values of the Company's financial instruments, which include cash and cash equivalents, short- and long-term marketable securities, accounts receivable, accounts payable and accrued payroll approximate their carrying values due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value because the stated interest rates approximate current market rates. These items are valued using either Level 1 or Level 2 inputs.

        The Company records marketable securities at amortized cost of $32,847, which approximates fair value. The fair value of the marketable securities at September 30, 2009, excluding accrued interest, was $32,782. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input.

        The Company records money market funds at cost and continues to carry those amounts at cost which equals fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of September 30, 2009, the cost and fair value of the Company's money market funds were each equal to $10,685.

Concentrations of Business and Credit Risk

        A significant portion of the Company's business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

        Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade and unbilled accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term investments with its principal banks, its investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal agencies, which have no limits, at the time of purchase. As a result, the credit risk associated with cash and investments is believed to be minimal.

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of ASC 360 "Property, Plant and Equipment" (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Software Development Costs

        Under ASC 985 "Software" (formerly SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed), software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company's products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

Research and Development

        Research and development costs are expensed as incurred as defined in 730 "Research and Development" (formerly SFAS No. 2, Accounting for Research and Development Costs). Digimarc accounts for amounts received under its funded research and development arrangements in accordance with the provisions of ASC 730 (also formerly SFAS No. 68, Research and Development Arrangements). Under the terms of the arrangements, Digimarc is not obligated to repay any of the amounts provided by the funding parties. As a result, Digimarc recognizes revenue as the services are performed.

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

Revenue Recognition

        The Company's revenue consists of subscription revenue, which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company's revenue recognition policy follows ASC 605 "Revenue Recognition," ASC 985 (formerly Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions, and SOP 81-1 Accounting for the Performance of Construction Type and Certain Production-Type Contracts, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and SEC Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

        The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company's determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 Shared-Based Payment, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

2. Recent Accounting Standards Update

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described below). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

2. Recent Accounting Standards Update (Continued)

multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

        In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, to codify in ASC 105, Generally Accepted Accounting Principles, FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised its references to pre-Codification GAAP and noted no impact on the financial condition or results of operations of the Company.

3. Revenue Recognition

        Revenue is recognized in accordance with ASC 985 and SAB 104 when the following four criteria are met:

  (i)
  persuasive evidence of an arrangement exists;

  (ii)
  delivery has occurred;

  (iii)
  the fee is fixed or determinable; and

  (iv)
  collection is probable.

        Some customer arrangements encompass multiple deliverables, such as software, maintenance fees, and software development fees. If the deliverables meet the criteria in ASC 605 (formerly EITF Issue No. 00-21), the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in ASC 605 are as follows:

  (i)
  the delivered item has value to the customer on a stand-alone basis;

  (ii)
  there is objective and reliable evidence of the fair value of the undelivered item; and

  (iii)
  if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

3. Revenue Recognition (Continued)

        For the Company's purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of ASC 605, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

        ASC 985 (formerly AICPA SOP No. 98-9) requires that revenue be recognized using the "residual method" in circumstances when vendor specific objective evidence ("VSOE") exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of ASC 985, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

  •
  Software revenue is recognized in accordance with ASC 985 (formerly AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9). Revenue for licenses of the Company's software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor's fee is fixed or determinable; and collectibility is probable. Software revenue is recognized over the term of the license or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

3. Revenue Recognition (Continued)

  •
  Revenue earned which has not been invoiced at the last day of the period, but which is generally billed within one to two weeks of the last day of the period, is included in trade accounts receivables, net in the balance sheets.

  •
  Deferred revenue consists of billings in advance for professional services, licenses, subscriptions and hardware for which revenue has not been earned.

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

        Revenue, based upon the "bill-to" location, by geographic area is as follows:

	Successor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2009	Period January 1, 2008 through August 1, 2008
Domestic	$2,165	$1,541	$960	$5,718	$6,274
International	2,604	1,640	790	7,804	5,676

Total	$4,769	$3,181	$1,750	$13,522	$11,950

  Major Customers

        Customers who accounted for more than 10% of the Company's revenues are as follows:

	Successor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2009	Period January 1, 2008 through August 1, 2008
Consortium of Central Banks	49%	44%	40%	51%	39%
The Nielsen Company	21%	35%	38%	27%	38%
TVaura LLC	12%	—	—	*	—

*
Less than 10%

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

5. Stock-Based Compensation

        Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants and restricted stock awards.

        Stock-based compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc. All cash flow related to stock compensation generated by Old Digimarc was retained by Digimarc. Stock-based compensation recognized in the three- and nine-month periods ended September 30, 2009 was based on the value of the portion of the stock-based award that vested during the period. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

        Expected Term (Life).    The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC 718 (also formerly SAB No. 110 "Shared-Based Payment"), giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over four years for employee grants and two years for director grants, and have contractual terms of ten years.

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

(Dollar amounts in thousands, except per share data)

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

        A summary of the weighted average assumptions and results for options granted during the period August 2, 2008 through September 30, 2009 is as follows:

Range
Period August 2, 2008 through September 30, 2009:
Expected life (in years)	5.6 - 6.0
Expected volatility	70% - 72%
Risk-free interest rate	2.8% - 2.9%
Expected dividend yield	0%
Expected forfeiture rate	0%

        The estimated average fair value of outstanding stock options was $6.28 per share at September 30, 2009.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Stock-based Compensation

	Successor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2009	Period January 1, 2008 through August 1, 2008
Stock-based compensation:
Cost of revenue	$57	$—	$14	$156	$99
Sales and marketing	50	—	32	152	208
Research, development and engineering	47	—	4	140	34
General and administrative	451	—	81	1,290	537
Intellectual property	24	—	5	70	35

Total stock-based compensation	$629	$—	$136	$1,808	$913

        At September 30, 2009, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, 1.0 million non-vested options to purchase common stock and 141,400 shares of restricted common stock outstanding. As of September 30, 2009, the Company had $6,906 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.54 years and 1.82 years, respectively, through June 2013.

  Stock Option Activity

        As of September 30, 2009, under all of the Company's stock-based compensation plans, options to purchase an aggregate of 1.2 million shares were outstanding, and options to purchase an additional 1.1 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

        Options granted, exercised, canceled and expired under the Company's stock option plans are summarized as follows:

Three-months ended September 30, 2009:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at June 30, 2009	1,224,000	$9.65
Options granted	—	—
Options exercised	(15,713)	$9.64
Options canceled or expired	—	—

Outstanding at September 30, 2009	1,208,287	$9.65	9.09 years

Exercisable at September 30, 2009	249,573	$9.65	9.10 years

Nine-months ended September 30, 2009:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	1,194,000	$9.64
Options granted	30,000	$9.91
Options exercised	(15,713)	$9.64
Options canceled or expired	—	—

Outstanding at September 30, 2009	1,208,287	$9.65	9.09 years

Exercisable at September 30, 2009	249,573	$9.65	9.10 years

        The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,178,287	9.08	$9.64	239,573	$9.64
$9.91	30,000	9.58	$9.91	10,000	$9.91

$9.64 - $9.91	1,208,287	9,09	$9.65	249,573	$9.65

        At September 30, 2009, the aggregate intrinsic value of outstanding and exercisable stock options was $6,698 and $1,382, respectively. The aggregate intrinsic value is based on our closing price of $15.19 per share on September 30, 2009, which would have been received by the optionees had all of the options with exercise prices less than $15.19 per share been exercised on that date.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

5. Stock-Based Compensation (Continued)

  Restricted Stock Activity

        The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2009:	Number of Shares
Unvested balance, June 30, 2009	133,400
Granted	8,000
Vested	—
Canceled	—

Unvested balance, September 30, 2009	141,400

Nine-months ended September 30, 2009:	Number of Shares
Unvested balance, December 31, 2008	121,000
Granted	20,400
Vested	—
Canceled	—

Unvested balance, September 30, 2009	141,400

6. Trade Accounts Receivable

  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	Successor	Successor
	September 30, 2009	December 31, 2008
Trade accounts receivable	$3,027	$3,839
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$3,027	$3,839

Unpaid deferred revenues included in accounts receivable	$1,179	$2,155

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

6. Trade Accounts Receivable (Continued)

  Unpaid deferred revenues

        The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company's customers. Unpaid deferred revenues from cash-basis revenue recognition customers are not included in accounts receivable nor deferred revenue accounts.

  Major customers

        Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	Successor	Successor
	September 30, 2009	December 31, 2008
Central Banks	45%	58%
The Nielsen Company	33%	27%

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

	Successor	Successor
	September 30, 2009	December 31, 2008
Office furniture fixture	$291	$291
Equipment	1,073	793
Leasehold improvements	413	320

	1,777	1,404
Less accumulated depreciation and amortization	(597)	(192)

	$1,180	$1,212

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

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

	Successor	Successor
	September 30, 2009	December 31, 2008
Gross intangible assets	$1,113	$462
Accumulated amortization	(25)	(6)

Intangible assets, net	$1,088	$456

9. Other Income (Expense), Net

	Successor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2009	Period January 1, 2008 through August 1, 2008
Interest income, net	$124	$196	$75	$436	$590
Net loss from joint ventures	(311)	—	—	(311)	—
Other	2	(17)	—	3	—

Total	$(185)	$179	$75	$128	$590

        Other income (expense), net consists primarily of interest income from the Company's cash and short-and long-term marketable securities and the net losses from the Company's joint ventureswith The Nielsen Company, TVaura LLC and TVaura Mobile LLC.

10. Income Taxes

        Old Digimarc.    The provision for income taxes reflects withholding tax expense in various foreign jurisdictions. For all historic periods reported in the financial statements, Old Digimarc maintained valuation allowances against its net deferred tax assets, including net operating loss carry-forwards, because it was not more likely than not that such deferred taxes would be realized. The provision for income taxes included foreign taxes withheld by Old Digimarc's customers and paid to foreign

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

10. Income Taxes (Continued)

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

        Digimarc.    The provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by the Company's customers and paid to foreign jurisdictions on its behalf. There was no provision for current income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period.

11. Commitments and Contingencies

        Certain of the Company's product license and services agreements include an indemnification provision for claims from third parties relating to the Company's intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 "Contingencies" (formerly SFAS No. 5, Accounting for Contingencies). To date, there have been no claims made under such indemnification provisions.

        The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2009, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with ASC 450.

12. Stock Repurchases

        In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of our common stock through either periodic open-market or private transactions at then prevailing market prices over a period of up to two years through April 30, 2010. For the three- and nine-month period ended September 30, 2009, the Company had paid $822 to repurchase 59,355 shares of outstanding common stock under this program since the program's inception.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

13. Related Party Transactions

        In connection with the two joint ventures entered into with Nielsen in July 2009, the Company recognized $575 in revenues for the three- and nine-month periods ended September 30, 2009 in connection with technical and development services provided to TVaura LLC.

        The net loss from the joint ventures included in other income (expense), net for both the three- and nine-month periods ended September 30, 2009 were $(292) for TVaura LLC and $(19) for TVaura Mobile LLC.

        There were net accounts receivable of $214 and $6 from TVaura, LLC and TVaura Mobile, LLC at September 30, 2009, respectively. There were no net accounts payable to either joint venture at September 30, 2009.

14. Subsequent Events

        In accordance with ASC 855 "Subsequent Events" (formerly SFAS 165, Subsequent Events), the Company is required to disclose the date through which subsequent events have been evaluated for disclosure. Subsequent events were evaluated through October 29, 2009, which is the date the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 was filed with the Securities and Exchange Commission.

15. Quarterly Financial Information—Unaudited

	Successor	Successor	Successor
Quarter ended:	March 31	June 30	September 30
2009
Service revenue	$2,470	$2,585	$2,827
License and subscription revenue	1,959	1,739	1,942

Total revenue	4,429	4,324	4,769
Total cost of revenue	1,485	1,528	1,541
Gross profit	2,944	2,796	3,228
Gross profit percent, service revenue	43%	43%	47%
Gross profit percent, license and subscription revenue	97%	97%	98%
Gross profit percent, total	66%	65%	68%
Sales and marketing	745	728	753
Research, development and engineering	1,271	1,217	1,191
General and administrative	1,688	1,496	1,566
Intellectual property	277	217	262
Transitional services	(60)	(48)	(45)
Operating loss	(977)	(814)	(499)
Net loss	(809)	(678)	(687)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)	$(0.10)
Weighted average shares outstanding—basic and diluted	7,158	7,158	7,134

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except per share data)

(UNAUDITED)

15. Quarterly Financial Information—Unaudited (Continued)

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

        The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (the "2008 Annual Report") and in the audited financial statements and related notes included in our 2008 Annual Report, and other reports and filings made with the Securities and Exchange Commission ("SEC").

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

        Under the first joint venture, TVaura LLC, Digimarc and Nielsen will engage in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in the reconciliation of royalties, residuals and other payments, and other related products. Under the second joint venture, TVaura Mobile LLC, Digimarc and Nielsen will engage in the development of certain enhanced television offerings, and other related products. We will provide technical and development services to TVaura LLC's business for the following periods for the following minimum service fees, subject to adjustment for any development service fees paid to Digimarc by TVaura Mobile LLC: $1.13 million for the remainder of 2009; $2.80 million in 2010; and $2.74 million in 2011.

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

        To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world's most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 545 U.S. and foreign patents and more than 410 U.S. and foreign patent applications on file as of September 30, 2009.

        Backlog.    Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of September 30, 2009 will generate approximately $46 million in revenue during the contractual terms of such contracts, currently up to five years. We expect more than $5 million of this amount to be recognized as revenue during the remainder of 2009.

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

Critical Accounting Policies and Estimates

        Detailed information on our critical accounting policies and estimates are set forth in our 2008 Annual Report in Part II, Item 7 thereof ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), under the caption "Critical Accounting Policies and Estimates," which is incorporated by reference into this Quarterly Report on Form 10-Q, and have not changed.

Results of Operations—the Three Months Ended September 30, 2009 compared to the Periods July 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through September 30, 2008 (successor)

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue.

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008
Revenue:
Service	59%	52%	53%	52%
License and subscription	41	48	47	48

Total revenue	100	100	100	100
Cost of revenue:
Service	31	28	30	29
License and subscription	1	1	1	1

Total cost of revenue	32	29	31	30
Gross profit	68	71	69	70
Operating expenses:
Sales and marketing	16	12	34	20
Research, development and engineering	25	25	14	20
General and administrative	33	29	25	28
Intellectual property	5	4	10	6
Transitional services	(1)	(6)	—	(4)

Total operating expenses	78	64	83	70

Operating income (loss)	(10)	7	(14)	—

Other income (expense), net	(4)	6	4	5

Income (loss) before provision for income taxes	(14)	7	(10)	5
Provision for income taxes	—	—	—	—

Net income (loss)	(14)%	13%	(10)%	5%

*
Used for comparative purposes

        Our revenue for the three-month period ended September 30, 2009 decreased 3% to $4.8 million from $4.9 million compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008. The decrease was primarily the result of lower license and royalty revenues from a few of our customers based on a combination of contractual revenue provisions, lower royalty reporting from our licensees whose revenues were lower and receipt of cash from our cash basis customers whose revenues are non-linear in nature, offset in part by increased project work from the consortium of Central Banks. In addition, as further discussed below, we incurred higher operating expenses for the period during which we operated as a stand-alone company.

  Revenue

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$2,827	$1,645	$921	$2,566	$261	10%
License and subscription	1,942	1,536	829	2,365	(423)	(18)%

Total	$4,769	$3,181	$1,750	$4,931	$(162)	(3)%

Revenue (as % of total revenue):
Service	59%	52%	53%	52%
License and subscription	41%	48%	47%	48%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Service.    Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with an international consortium of Central Banks, Nielsen, and the joint ventures between Nielsen and Digimarc, and other government agencies. The agreements can range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. The increases or decreases in the services are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the needs of the customers arise. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, are less linear in billings and less predictable than our longer terms contracts since they are subject to government budgets and funding.

        The increase in service revenue for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, was due primarily to increased revenue from additional program work from the Central Banks and government contract revenues that are non-linear in nature, offset in part by lower consulting revenues from Nielsen, including the revenues from the joint venture TVaura LLC, where we were engaged at an accelerated level of services in the initial year of the contract with Nielsen.

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

        The decrease in license and subscription revenue for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, were due primarily to lower royalty reporting and lower receipts of cash from our cash basis customers.

  Revenue by Geography

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$2,165	$1,541	$960	$2,501	$(336)	(13)%
International	2,604	1,640	790	2,430	174	7%

Total	$4,769	$3,181	$1,750	$4,931	$(162)	(3)%

Revenue (as % of total revenue):
Domestic	45%	48%	55%	51%
International	55%	52%	45%	49%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Domestic revenue decreased for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, due primarily to lower revenues from Nielsen, including the revenues from the joint venture TVaura LLC, and to a lesser extent lower revenues from our royalty reporting licensees.

        International revenue slightly increased for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, due primarily to increased revenue from the Central Banks, offset by lower revenues from our royalty reporting licensees.

  Cost of Revenue and Gross Profit

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

  Gross Profit

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,328	$755	$394	$1,149	$179	16%
License and subscription	1,900	1,492	804	2,296	(396)	(17)%

Total	$3,228	$2,247	$1,198	$3,445	$(217)	(6)%

Gross Profit (as % of related revenue components):
Service	47%	46%	43%	45%
License and subscription	98%	97%	97%	97%
Total	68%	71%	69%	70%

*
Used for comparative purposes

        The decrease in gross profit dollars for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008 primarily reflect the impact of variations in scheduled payments in certain of our long-term contracts; lower consulting revenues from Nielsen, including the revenues from the joint venture TVaura LLC; and to a lesser extent, lower royalties from some patent and technology licensees.

        The decrease in gross profit as a percentage of revenue for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, was due primarily to:

  •
  revenue mix resulting in lower license revenue, as a percent of total revenue, which carries a higher margin than service revenue; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

Operating Expenses

        The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor operated as a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the operating expenses of Digimarc's current business had the predecessor been a separate, stand-alone public entity during the periods presented in the predecessor's financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. It is expected that the initial operating costs of Digimarc on a stand-alone basis will be higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the operating expenses reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements. The operating expenses for the three-month period ended September 30, 2009 are consistent with our expectations as a stand-alone entity.

  Sales and marketing

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Decrease	Percent Decrease
Sales and marketing	$753	$390	$589	$979	$(226)	(23)%
Sales and marketing (as % of total revenue)	16%	12%	34%	20%

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

        The decrease in sales and marketing expense for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from delayed spending on various projects due to the effects of the slowdown in the economic environment, offset in part by higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to incur sales and marketing costs at higher levels to support ongoing sales initiatives.

  Research, development and engineering

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase	Percent Increase
Research, development and engineering	$1,191	$780	$239	$1,019	$172	17%
Research, development and engineering (as % of total revenue)	25%	25%	14%	20%

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

        The increase in research, development and engineering expense for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from:

  •
  increased headcount and employee compensation related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue and to increase our investment in research and development; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels in the near term to support certain ongoing product initiatives and service contracts, and expect to moderate spending in the longer term.

  General and administrative

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase	Percent Increase
General and administrative	$1,566	$932	$442	$1,374	$192	14%
General and administrative (as % of total revenue)	33%	29%	25%	28%

*
Used for comparative purposes

        We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this line item as well as each of the line items in costs of services, sales and marketing, and research development and engineering. General and administrative expenses consist primarily of:

  •
  compensation, benefits and related costs;

  •
  third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

  •
  incentive compensation in the form of bonuses and stock-based compensation expense; and

  •
  charges for infrastructure and centralized costs of facilities and information technology.

        The increases in general and administrative expenses for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

        We anticipate that we will continue to incur general and administrative expenses at least at existing levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

  Intellectual property

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Decrease	Percent Decrease
Intellectual property	$262	$120	$176	$296	$(34)	(11)%
Intellectual property (as % of total revenue)	5%	4%	10%	6%

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

        The decrease in intellectual property expenses for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from capitalized patent application and award costs aggregating $0.2 million, offset by expenses related to legal services in support of intellectual property licensing activities.

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

        The net transitional services expenses reimbursed to Digimarc aggregated less than $0.1 million for the three-month period ended September 30, 2009 and $0.2 million for the period August 2, 2008 through September 30, 2008, and are expected to decline through the end of the year 2009 as the amount of transition services decline.

  Stock-based compensation.

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase	Percent Increase
Cost of revenue	$57	$—	$14	$14	$43	307%
Sales and marketing	50	—	32	32	18	56%
Research, development and engineering	47	—	4	4	43	1,075%
General and administrative	451	—	81	81	370	457%
Intellectual property	24	—	5	5	19	380%

Total	$629	$—	$136	$136	$493	362%

*
Used for comparative purposes

        Old Digimarc accounted for stock-based compensation in accordance with Accounting Standards Codification ("ASC") 718 "Compensation—Stock Compensation" (formerly Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (Revised 2004)), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

        The increase in stock-based compensation expense for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from Digimarc applying ASC 718 with respect to our initial stock-based awards compared to the shared services allocation methodology applied in the predecessor financial statements.

  Other income (expense), net

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Interest income, net	$124	$196	$75	$271	(147)	(54)%
Net loss from joint ventures	(311)	—	—	—	(311)	(100)%
Other	2	(17)	—	(17)	19	112%

Total	$(185)	$179	$75	$254	(439)	(173)%

*
Used for comparative purposes

        Other income (expense), net consists primarily of interest income from our cash and short- and long-term marketable securities and the net income (loss) from the joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC.

        The decrease in other income, net for the three-month period ended September 30, 2009, compared to the combined periods July 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from the net losses of $(292) and $(19) from TVaura LLC and TVaura Mobile LLC, respectively, and lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

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

        Digimarc.    There was no provision for income taxes of Digimarc, other than foreign withholding taxes, for the three-month period ended September 30, 2009 since the estimated effective tax rate for the period ending December 31, 2009 is expected to be zero.

Results of Operations—the Nine Months Ended September 30, 2009 compared to the Periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through September 30, 2008 (successor)

        The following table presents our statements of operations data for the periods indicated as a percentage of total revenue.

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008
Revenue:
Service	58%	52%	54%	54%
License and subscription	42	48	46	46

Total revenue	100	100	100	100
Cost of revenue:
Service	33	28	30	29
License and subscription	1	1	1	1

Total cost of revenue	34	29	31	30
Gross profit	66	71	69	70
Operating expenses:
Sales and marketing	16	12	16	15
Research, development and engineering	27	25	17	19
General and administrative	35	29	20	22
Intellectual property	6	4	9	8
Transitional services	(1)	(6)	—	(1)

Total operating expenses	83	64	62	63

Operating income (loss)	(17)	7	7	7

Other income, net	1	6	5	5

Income (loss) before provision for income taxes	(16)	13	12	12
Provision for income taxes	—	—	—	—

Net income (loss)	(16)%	13%	12%	12%

*
Used for comparative purposes

        Our revenue for the nine-month period ended September 30, 2009 decreased 11% to $13.5 million from $15.1 million compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008. The decrease was primarily the result of lower license and royalty revenues from a few of our customers based on a combination of contractual revenue provisions, lower royalty reporting from our licensees whose revenues were lower and receipt of cash from our cash basis customers whose revenues are non-linear in nature, offset in part by increased project work from the consortium of Central Banks. In addition, as further discussed below, we incurred higher operating expenses for the period during which we operated as a stand-alone company.

  Revenue

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Decrease	Percent Decrease
Revenue:
Service	$7,882	$1,645	$6,456	$8,101	$(219)	(3)%
License and subscription	5,640	1,536	5,494	7,030	(1,390)	(20)%

Total	$13,522	$3,181	$11,950	$15,131	$(1,609)	(11)%

Revenue (as % of total revenue):
Service	58%	52%	54%	54%
License and subscription	42%	48%	46%	46%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Service.    The decrease in service revenue for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, was due primarily to lower consulting revenues from Nielsen, including the revenues from the joint venture TVaura LLC, where we were engaged at an accelerated level of services in the initial year of the contract with Nielsen, offset in part by increased revenue from additional program work from the Central Banks.

        License and subscription.    The decrease in license and subscription revenue for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, was due primarily to lower license revenue from Nielsen in accordance with contractual terms, and lower royalty reporting and receipt of cash from our cash basis customers.

  Revenue by Geography

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$5,718	$1,541	$6,274	$7,815	$(2,097)	(27)%
International	7,804	1,640	5,676	7,316	488	7%

Total	$13,522	$3,181	$11,950	$15,131	$(1,609)	(11)%

Revenue (as % of total revenue):
Domestic	42%	48%	53%	52%
International	58%	52%	47%	48%

Total	100%	100%	100%	100%

*
Used for comparative purposes

        Domestic revenue decreased for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, due primarily to lower revenues from Nielsen, including the revenues from the joint venture TVaura LLC, and to a lesser extent lower revenues from our government contracts and our royalty reporting licensees.

        International revenue increased for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, due primarily to increased revenue from the Central Banks, offset by lower revenues from our royalty reporting licensees.

  Gross Profit

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Decrease	Percent Decrease
Gross Profit:
Service	$3,486	$755	$2,937	$3,692	$(206)	(6)%
License and subscription	5,482	1,492	5,349	6,841	(1,359)	(20)%

Total	$8,968	$2,247	$8,286	$10,533	$(1,565)	(15)%

Gross Profit (as % of related revenue components):
Service	44%	46%	46%	46%
License and subscription	97%	97%	97%	97%
Total	66%	71%	69%	70%

*
Used for comparative purposes

        The decrease in gross profit dollars primarily reflect the impact of variations in scheduled payments in certain of our long-term contracts; lower consulting revenues from Nielsen, including the joint venture TVaura LLC; and to a lesser extent, lower royalties from some patent and technology licenses.

        The decrease in gross profit as a percentage of revenue for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, was due primarily to:

  •
  revenue mix resulting in lower license revenue, as a percent of total revenue, which carries a higher margin than service revenue; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

Operating Expenses

        The operating expenses for the nine-month period ended September 30, 2009 are consistent with our expectations as a stand-alone entity.

  Sales and marketing

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Decrease	Percent Decrease
Sales and marketing	$2,226	$390	$1,928	$2,318	$(92)	(4)%
Sales and marketing (as % of total revenue)	16%	12%	16%	15%

*
Used for comparative purposes

        The decrease in sales and marketing expense for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from delayed spending on various projects due to the effects of the slowdown in the economic environment, offset by higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

  Research, development and engineering

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase	Percent Increase
Research, development and engineering	$3,679	$780	$2,071	$2,851	$828	29%
Research, development and engineering (as % of total revenue)	27%	25%	17%	19%

*
Used for comparative purposes

        The increase in research, development and engineering expense for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from:

  •
  increased headcount and employee compensation related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue and to increase our investment in research and development; and

  •
  higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

  General and administrative

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase	Percent Increase
General and administrative	$4,750	$932	$2,349	$3,281	$1,469	45%
General and administrative (as % of total revenue)	35%	29%	20%	22%

*
Used for comparative purposes

        The increase in general and administrative expenses for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from higher expenses for the period during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor financial statements.

  Intellectual property

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Decrease	Percent Decrease
Intellectual property	$756	$120	$1,102	$1,222	$(466)	(38)%
Intellectual property (as % of total revenue)	6%	4%	9%	8%

*
Used for comparative purposes

        The decrease in intellectual property expenses for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from capitalized patent application and award costs aggregating $0.6 million, offset by expenses related to legal services in support of intellectual property licensing activities.

  Stock-based compensation.

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$156	$—	$99	$99	$57	58%
Sales and marketing	152	—	208	208	(56)	(27)%
Research, development and engineering	140	—	34	34	106	312%
General and administrative	1,290	—	537	537	753	140%
Intellectual property	70	—	35	35	35	100%

Total	$1,808	$—	$913	$913	$895	98%

*
Used for comparative purposes

        The increase in stock-based compensation expense for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from Digimarc applying ASC 718 with respect to our initial stock-based awards compared to the shared services allocation methodology applied in the predecessor financial statements.

  Other income, net

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Interest income, net	$436	$196	$597	$793	(357)	(45)%
Net loss from joint ventures	(311)	—	—	—	(311)	(100)%
Other	3	(17)	(7)	(24)	27	113%

Total	$128	$179	$590	$769	(641)	(83)%

*
Used for comparative purposes

        The decrease in other income, net for the nine-month period ended September 30, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through September 30, 2008, resulted primarily from the net losses of $(292) and $(19) from the joint ventures TVaura LLC and TVaura Mobile LLC, respectively, and lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

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

        Digimarc.    There was no provision for income taxes of Digimarc, other than foreign withholding taxes, for the nine-month period ended September 30, 2009 since the estimated effective tax rate for the period ending December 31, 2009 is expected to be zero.

Liquidity and Capital Resources

	Successor	Successor
	September 30, 2009	December 31, 2008
	(in thousands)
Working capital	$42,600	$41,099
Current (liquidity) ratio(1)	16:1	11.9:1
Cash, cash equivalents and short-term marketable securities	$41,445	$40,168
Long-term marketable securities	$2,087	$5,744
Total cash, cash equivalents and all marketable securities	$43,532	$45,912

(1)
The current (liquidity) ratio is calculated by taking total current assets divided total current liabilities.

        The $1.5 million increase in working capital resulted primarily from the maturity of some of our long-term investments, offset by investments in our business for both capital and intellectual property initiatives, cash contributions to the joint ventures with The Nielsen Company and repurchases of our common stock as part of our stock repurchase program.

        Operating Cash Flow.    The components of operating cash flows were:

	Successor	Successor	Predecessor	Total*

	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(2,174)	$400	$1,415	$1,815	$(3,989)	(220)%
Non-cash items	2,544	69	1,844	1,913	631	33%
Changes in operating assets and liabilities	(466)	(5,549)	8,951	3,402	(3,868)	(114)%

Net cash provided by (used in) operating activities	$(96)	$(5,080)	$12,210	$7,130	$(7,226)	(101)%

*
Used for comparative purposes

        Net income (loss).    The decrease in operating results primarily reflects lower revenues, higher expenses for the period during which we operated as a stand-alone company compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements and initial losses from our new joint ventures with Nielsen.

        Non-cash items.    The increase in non-cash items was primarily the result of the shared services allocation methodology applied in the predecessor financial statements to both depreciation of property and equipment, stock compensation and net losses from the joint ventures.

  Operating assets and liabilities.

        The primary changes in the operating assets and liabilities for the nine-month period ended September 30, 2009 relate to:

  •
  collection of advanced billings, as provided in our contracts with customers; offset by

  •
  the amortization of deferred revenues.

        The primary changes in the operating assets and liabilities for the nine-month period ended September 30, 2008 relate to:

  •
  accrual for and payment of liabilities related to the merger of Old Digimarc with Dolomite, a wholly owned subsidiary of L-1, offset by $3.7 million of proceeds received from L-1 for the purchase price shortfall provided for in the separation agreement.

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

        Cash flows from investing activities.    The primary changes in the investing activities for the nine-month periods ended September 30, 2009 and 2008 relate to:

  •
  investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

  •
  investments made in the patent application and granting process;

  •
  investments made in joint ventures; and

  •
  net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

        Cash flows from financing activities.    The primary changes in the financing activities for the nine-month period ended September 30, 2009 relate to purchases of common stock as part of the stock repurchase program, partially offset by the exercise of stock options.

        The primary changes in the financing activities for the nine-month period ended September 30, 2008 were the result of cash transactions associated with Old Digimarc in accordance with the basis of accounting used in our financial statements. Specifically,

  •
  all cash received from Old Digimarc's stock activity, primarily from the exercise of stock options, flows through to Digimarc; and

  •
  all cash flow generated or used by Old Digimarc flowed into or out of Digimarc.

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

Contractual Obligations

        Pursuant to the terms of the joint venture agreements with Nielsen, we will be contributing $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, which $6.2 million is outstanding as of September 30, 2009.

        Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $1.7 million as of September 30, 2009 and are payable in monthly installments through February 2013. Other than as described above, as of September 30, 2009, there have been no material changes in the contractual obligations disclosed in our 2008 Annual Report.

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

        The following table presents a reconciliation of Adjusted EBITDA to net earnings:

	Successor	Successor	Predecessor	Total*
	Three Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period July 1, 2008 through August 1, 2008	Three Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(687)	$400	$(173)	$227	$(914)	(402)%
Adjustments:
Provision for income taxes	3	—	—	—	3	100%
Interest income, net	(124)	(196)	(75)	(271)	147	(54)%
Depreciation and amortization	149	69	122	191	(42)	(22)%
Stock compensation	629	—	136	136	493	363%

Adjusted EBITDA	$(30)	$273	$10	$283	$(313)	(111)%

*
Used for comparative purposes

	Successor	Successor	Predecessor	Total*
	Nine Months Ended September 30, 2009	Period August 2, 2008 through September 30, 2008	Period January 1, 2008 through August 1, 2008	Nine Months Ended September 30, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(2,174)	$400	$1,415	$1,815	$(3,989)	(220)%
Adjustments:
Provision for income taxes	12	—	11	11	1	9%
Interest income, net	(436)	(196)	(590)	(786)	350	(45)%
Depreciation and amortization	425	69	568	637	(212)	(33)%
Stock compensation	1,808	—	913	913	895	98%

Adjusted EBITDA	$(365)	$273	$2,317	$2,590	$(2,955)	(114)%

*
Used for comparative purposes

        The decreases in Adjusted EBITDA for the three- and nine-month periods ended September 30, 2009, compared to the corresponding three- and nine-month periods ended September 30, 2008, were due primarily to lower revenues and higher operational costs incurred by Digimarc compared to the benefits received from the shared services cost allocation methodology in the predecessor financial statements.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Standards Update

        See the disclosure related to Accounting Standards Update ("ASU") detailed in "Item 1. Financial Statements, Notes to Financial Statements" under the caption "2. Recent Accounting Standards Update" of this Quarterly Report on Form 10-Q. which is incorporated herein by reference.

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

  •
  our future level of investment in our business and the joint ventures in which we have invested, including investment in research, development and engineering of products and technology, development of our intellectual property, the acquisition of new customers and development of new market opportunities;

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

  •
  protection of our intellectual property portfolio; and

  •
  other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and Part II, Item1A ("Risk Factors") of our 2008 Annual Report.

        We believe that the factors described in Part II, Item 1A of this Quarterly Report and the risk factors contained in Part I, Item 1A of our 2008 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The market risk disclosures as set forth in Item 7A of our 2008 Annual Report have not changed materially.

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

Changes in Controls

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.    Legal Proceedings.

        From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Arbitron filed a Declaratory Judgment action against the Company in the US District Court in Delaware on August 13, 2009 (Civil Action Number 1:2009cv00604). In the Complaint, Arbitron refers to and attaches a copy of Digimarc's letter of July 15, 2009, which notified Arbitron that its PPM technology may infringe Digimarc's patents and provided examples of potential relevance of nine Digimarc patents. Arbitron seeks a declaratory judgment that these nine patents are invalid and that Arbitron does not infringe these patents. The complaint has been filed, but it has not been served on Digimarc. Accordingly, Digimarc has not filed an answer to the complaint.

Item 1A.    Risk Factors

        More detailed information about risk factors that may affect actual results are set forth in Part I, Item 1A thereof ("Risk Factors") of our 2008 Annual Report.

        The following additional risks relate to changes to our business subsequent to the filing of our 2008 Annual Report. The risks and uncertainties described below, and in our 2008 Annual Report, are those risks of which we are aware, that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth below and in our 2008 Annual Report.

(1) The joint ventures agreements we entered into with Nielsen may not produce marketable products that will provide a return on investment on the initial cash contributions.

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

(2) Our joint venture transactions with Nielsen may not realize all of their intended benefits.

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

        Moreover, since Nielsen has significant oversight and voting rights with respect to major business decisions of TVaura LLC and TVaura Mobile LLC, we do not have control over the joint ventures' operations, including business decisions that may affect each joint venture's profitability or success in meeting its objectives. For any of these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint ventures, and our participation in the joint ventures could adversely affect the results of our other business efforts.

(3) Disagreements between Nielsen and us regarding the strategy and priorities of the joint ventures or shortage of additional funding for the joint ventures may impede the development of the joint venture products, which could negatively affect the value of our investment in TVaura LLC and TVaura Mobile LLC.

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

        As part of these joint ventures, we licensed to each of TVaura LLC and TVaura Mobile LLC all of our patents and technology not already subject to exclusive license grants to other licensees. Each of TVaura LLC and TVaura Mobile LLC is operated as an independent company and governed by a members' committee. We and Nielsen can elect an equal number of representatives to serve on each members committee. Each joint venture plans to develop the contemplated products pursuant to an operating plan that is approved by the members' committee. Any disagreements between Nielsen and us regarding a development decision or any other decision submitted to either joint venture's members' committee may cause significant delays in the development and commercialization of the joint ventures' products and technology and could negatively affect the value of our investment in the joint ventures.

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

(4) We may not be able to protect adequately our intellectual property by building business relationships with potential partners.

        In the ordinary course of building strategic business relationships with potential partners we may encounter companies that we believe are infringing on our patent portfolio. When we encounter these companies we believe are infringing, we try to negotiate a license to our patents. If we are unable to negotiate a license and continue to believe they are infringing on our patents, we may file a lawsuit and to incur legal fees in the process. See Part II, Item 1 thereof ("Legal Proceedings") for additional information related to this risk factor.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through April 30, 2010. For the nine-month period ended September 30, 2009, we have paid $0.8 million to repurchase 59,355 shares of outstanding common stock under this program since the program's inception.

        The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2009:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
July 1, 2009 to July 31, 2009	—	—	—	$5.0 million
Month 2
August 1, 2009 to August 31, 2009	43,885	$13.84	43,885	$4.4 million
Month 3
September 1, 2009 to September 30, 2009	15,470	$13.89	15,470	$4.2 million

Total	59,355	$13.85	59,355

Item 6.    Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2009	DIGIMARC CORPORATION
	By:	/s/ MICHAEL MCCONNELL Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)