Form 10-K
period 2009-12-31
Digimarc CORP
filed 2010-02-24
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-34108

DIGIMARC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-2828185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9405 SW Gemini Drive, Beaverton, Oregon 97008

(Address of principal executive offices) (Zip Code)

(503) 469-4800

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2009), was approximately $89 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 17, 2010, 7,303,634 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2010 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation and (ii) “Old Digimarc” refers to the former Digimarc Corporation, which merged with and into a wholly owned subsidiary of L-1 Identity Solutions, Inc. (“L-1”) on August 13, 2008, and its consolidated subsidiaries (other than us).

All dollar amounts are in thousands, unless otherwise noted.

This Annual Report on Form 10-K includes trademarks and registered trademarks of Digimarc Corporation.

ITEM 1:	BUSINESS

The following discussion of Digimarc’s business contains forward-looking statements relating to future events or the future financial performance of Digimarc. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Forward-Looking Statements.”

The following discussion of our business should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The Separation of the Digital Watermarking Business from Old Digimarc

On August 1, 2008, Old Digimarc spun off its wholly owned subsidiary, DMRC LLC, which held all of the assets and liabilities of Old Digimarc’s Digital Watermarking Business.

Until August 1, 2008, we were a wholly owned subsidiary of DMRC LLC, which immediately prior to the spin-off was a wholly owned subsidiary of Old Digimarc. DMRC LLC was formed in Delaware on June 18, 2008, in anticipation of the spin-off of the Digital Watermarking Business. Prior to the spin-off, in a transaction which we refer to as the restructuring, Old Digimarc contributed all of the assets and liabilities related to its Digital Watermarking Business, together with all of Old Digimarc’s cash, including cash received upon the exercise of stock options, to DMRC LLC. The restructuring did not result in the loss of any significant Digital Watermarking Business customers or contracts.

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. Our technology provides the means to embed persistent digital information, perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

Our technology, and those of our licensees, span the range of media content, enabling our customers and those of our partners to:

•

Quickly identify and effectively manage music, movies, radio and television programming, digital images, documents and other printed materials, especially in light of new non-linear distribution over the internet;

•	Deter counterfeiting of money, media and goods, and piracy of movies and music;

•	Support new digital media distribution models and methods to monetize media content;

•	Deliver new rich media experiences on mobile devices by connecting printed materials, such as newspapers and magazines, to the web and more;

•	Provide consumers with more choice and access to media content when, where and how they want it;

•	Enhance imagery and video by associating metadata or authenticate media content for government and commercial uses; and

•	Better secure identity documents to enhance national security and combat identity theft and fraud.

At the core of our intellectual property is a signal processing technology innovation known as “digital watermarking” which allows digital signals to be embedded in all forms of digitally designed, produced or distributed media content and some physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. The digital signals can be detected and read by a wide range of computers, mobile phones, and other digital devices.

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

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 560 U.S. and foreign patents and more than 420 U.S. and foreign patent applications on file as of December 31, 2009.

Financial information about geographic areas is included in Note 4 of our financial statements.

History

We were formed in Delaware on June 18, 2008 by Old Digimarc to hold and operate Old Digimarc’s Digital Watermarking Business and to facilitate the separation of its Secure ID Business through the spin-off and the merger of Old Digimarc with L-1. Old Digimarc was founded to commercialize a signal processing innovation known as “digital watermarking.” Digital watermarking is a technology that allows our customers to embed digital data into any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of these digital signals enables a wide range of improvements in security and media management, and new business models for distribution and consumption of media content. Over the years our technology and intellectual property portfolios have grown to encompass many related technologies.

Banknote counterfeit deterrence was the first commercially successful use of our technologies. Old Digimarc, in cooperation with the Central Banks, developed a system to use digital technologies to deter banknote counterfeiting. More recently, innovations based on Old Digimarc’s digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, Old Digimarc’s business partners, under patent or technology licenses from us, are delivering digital watermarking solutions to track and monitor the distribution of music, images, television and movies to consumers. In November of 2007, we announced a relationship with The Nielsen Company (US) LLC, or Nielsen, to license our patents in support of Nielsen’s audience measurement across more than 95% of the television shows broadcast in the United States and to provide development services for Nielsen’s new Digital Media Manager content identification and management system.

On July 1, 2009, we commenced operation of two joint ventures with Nielsen. In connection with these joint ventures, we terminated our agreement with Nielsen, dated as of October 1, 2007, to enter into the joint venture agreements, and entered into a new patent license agreement.

Under the first joint venture, TVaura LLC, Digimarc and Nielsen engage in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in the reconciliation of royalties, residuals and other payments, and other related products. Under the second joint venture, TVaura Mobile LLC, Digimarc and Nielsen engage in the development of certain enhanced television offerings, and other related products. We provide technical and development services to TVaura LLC’s business, and will continue to do so through the term of the joint venture. Digimarc and Nielsen each own approximately one half of each joint venture.

Customers and Business Partners

Our revenues are generated through commercial and government applications of our technology, including significant long-term contracts with the Central Banks, Nielsen and the joint venture, TVaura LLC. The remainder of our revenues are generated primarily from patent and technology license fees and royalties paid by commercial business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world. Patent and technology licensing is expected to continue to contribute most of the revenues from our non-government customers for the foreseeable future.

As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, a government agency may terminate any of our contracts and, in general, subcontracts, at its convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee.

In addition, our government contracts typically span one or more base years and multiple option years. A government agency generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

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

Commercial customers use a range of solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

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

Licensees of our technology or intellectual property include AquaMobile, Microsoft Corporation, The Nielsen Company, Civolution, Signum Technologies, Verance Corporation and Verimatrix, Inc.

Technology and Intellectual Property

We develop and patent intellectual property to differentiate our products and technology, mitigate infringement risks, and develop opportunities for licensing. Licensing of our technology is supported by a broad patent portfolio covering a wide range of methods, applications, system architectures and business processes.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management, and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 560 U.S. and foreign patents and more than 420

U.S. and foreign patent applications on file as of December 31, 2009. Separately, we own registered trademarks in both the U.S. and other countries and have applied for additional trademarks. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our technology and continuously seek to identify and evaluate potential licensees for our patents.

Markets

Our technology is used in various media identification and management products and solutions supporting a variety of media objects, from movies and music, to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as:

•	counterfeiting and piracy deterrence;

•	content identification and media management;

•	authentication and monitoring;

•	linking to networks and providing access to information; and

•	enhanced services in support of mobile commerce.

We believe the market for these applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services, and technology.

Competition

No single competitor or small number of competitors is dominant in our industry. Our competitors vary depending on the application of our products and services. Our business partners and we generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting and pattern recognition. Our competitive position within the digital watermarking industry is strong because of our large, high quality, sophisticated patent position in the proprietary technology of digital watermarking and our substantial and growing amount of intellectual property in related media security and management innovations that span basic technologies, applications, system designs, and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well regarded by our customers and partners and not available to our competitors. We compete with others in our industry based on the variety of features we offer and a traditional cost/benefit analysis of our technologies against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2009 will generate an aggregate of approximately $42.2 million in revenue during the remaining terms of these contracts, currently through early 2014. We expect approximately $17.2 million of this amount to be recognized as revenue during 2010. Some factors that lead to increased backlog include:

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

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. We do not assure that our backlog will result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of any realization may change.

Employees

At December 31, 2009, we had 93 full-time employees, including 18 in sales, marketing, technical support and customer support; 51 in research, development and engineering; and 24 in finance, administration, information technology and legal. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. We do not anticipate material turnover at this time or in the reasonably foreseeable future, especially among our technical personnel.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

We make available free of charge through our website at www.digimarc.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission.

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

(1) We have a history of losses and although we achieved profitability in 2008 we may not sustain profitability, particularly if we were to lose large contracts.

Old Digimarc’s Digital Watermarking Business had incurred significant net losses from inception. Old Digimarc’s accumulated deficit was $100 million as of December 31, 2007. For the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 we generated net income of $1.5 million, which included net income reported in the financial statements for the period January 1 through August 1, 2008 which we generated net income of $1.4 million that were “carved out” from Old Digimarc’s consolidated financial statements and reflect assumptions and allocations made by Old Digimarc. Since the spin-off we have an accumulated deficit of $2.7 million as of December 31, 2009. Achieving profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those we have with the Central Banks and Nielsen, growth in revenues of our licensees, and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could have a negative effect on our revenues, margins and profitability.

(2) A small number of customers account for a substantial portion of our revenues and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenues from a limited number of customers. Two customers, the Bank for International Settlements, acting on behalf of the Central Banks, and Nielsen, including the joint ventures TVaura LLC and TVaura Mobile LLC, represented approximately 77% of our revenue for the year ended December 31, 2009. Most of our revenues come from long-term contracts generally having terms of three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenues for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenues and have a material adverse effect on our financial results.

(3) A significant portion of our revenue is subject to commercial contracts and development of new markets that may involve unpredictable delays and other unexpected changes, which might limit our actual revenue in any given quarter or year.

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

(4) We have limited operating history as a separate public company and our historical financial information prior to the spin-off is not necessarily representative of the results we would have achieved as a separate publicly-traded company, and may not be a reliable indicator of our future results.

The predecessor financial statements have been “carved out” from Old Digimarc’s consolidated financial statements and reflect assumptions and allocations made by Old Digimarc. The predecessor financial statements do not fully represent what the predecessor’s financial position, results of operations and cash flow would have been had it operated as a stand-alone public company for the periods presented, or those that we expect to achieve in the future because, among other reasons, prior to the spin-off, the digital watermarking business was operated by Old Digimarc as part of a larger corporate organization. For the year ended December 31, 2009 we operated as a stand-alone company for the full year and, as expected, our operating costs on a stand-alone basis were higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. As a result, the predecessor information included in this Annual Report on Form 10-K is not necessarily indicative of what our future financial position, results of operations and cash flow will be. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Although the financial statements for the year ended December 31, 2009 provide a better understanding of our financial position, results of operations and cash flow as a stand-alone company, these financial statements may not be a reliable indicator of future results.

(5) The market for our products is highly competitive and alternative technology or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits.

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

Alternative technology that may directly or indirectly compete with particular applications of our watermarking technologies include:

•	Encryption—securing data during distribution using a secret code so it cannot be accessed except by authorized users;

•	Containers—inserting a media object in an encrypted wrapper, which prevents the media object from being duplicated, used for content distribution and transaction management;

•	DataGlyphs®—a slightly visible modification of the characteristics of an image or document that is machine-readable;

•	Scrambled Indicia® —an optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;

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

TVaura LLC is a jointly owned company that we established with Nielsen to focus on the discovery, development and commercialization of copyright filtering solutions, royalty/audit systems or products for online video and audio rights organizations, guilds or other organizations involved in reconciliation of royalties, residuals and other payments, and other related products. TVaura Mobile LLC is a jointly owned company that we established with Nielsen to focus on the discovery, development and commercialization of certain enhanced television offerings, and other related products.

As part of these joint ventures, we licensed to each of TVaura LLC and TVaura Mobile LLC all of our patents and technology not already subject to exclusive license grants to other licensees. The products contemplated by the joint ventures are still in the development stage, will require additional investment and oversight before they can be brought to market. If the joint ventures are successful in developing these products, the products will be new and untested, and they may not have a ready market.

We cannot predict how the market will react to our product offerings or any potential revenue that may or may not be realized. We are nonetheless committed to provide financial support to both joint ventures through October 2011, regardless of whether the joint ventures are successful in their product development efforts during that time. Our initial investment in these two joint ventures may result in neither product offerings nor a return on investment.

(7) Our joint venture transactions with Nielsen may not realize all of their intended benefits.

In connection with TVaura LLC and TVaura Mobile LLC, we may experience:

•	difficulties in integrating our corporate culture and business objectives with those of Nielsen into the joint ventures;

•	diversion of our management’s time and attention from other business objectives;

•	higher than anticipated costs of integration, development and operations at the joint ventures;

•	difficulties in hiring or retaining key employees who are necessary to manage the joint ventures; or

•	difficulties in coordinating with an entity remote to our Beaverton, Oregon operations.

Moreover, each of TVaura LLC and TVaura Mobile LLC is operated as an independent company and governed by a members’ committee. We and Nielsen can elect an equal number of representatives to serve on each members’ committee. Each joint venture plans to develop contemplated products pursuant to an operating plan that is approved by the members’ committee. Since Nielsen has significant oversight and voting rights with respect to major business decisions of TVaura LLC and TVaura Mobile LLC, we do not have control over the joint ventures’ operations, including business decisions that may affect each joint venture’s profitability or success in meeting its objectives. For any of these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint ventures, and our participation in the joint ventures could adversely affect the results of our other business efforts.

(8) Disagreements between Nielsen and us regarding the strategy and priorities of the joint ventures or shortage of additional funding for the joint ventures may impede the development of joint venture products, which could negatively affect the value of our investment in TVaura LLC and TVaura Mobile LLC.

Any disagreements between Nielsen and us regarding a development decision or any other decision submitted to either joint venture’s members’ committee may cause significant delays in the development and commercialization of the particular joint venture’s products and technology and could negatively affect the value of our investment in the joint ventures. In addition, neither we nor Nielsen have any obligation to fund the joint ventures beyond the initial cash contributions provided in the joint venture agreements. If the joint ventures are unable to generate cash sufficient to develop and commercialize their products, and if additional funding is unavailable from us, Nielsen or third parties, we may not recognize the intended benefits of the joint ventures.

(9) We depend on our management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

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

(10) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth, particularly in the media and entertainment sectors.

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

(11) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(12) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

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

(13) Our future growth will depend to some extent on our successful implementation of our technology in solutions provided by third parties, including partners and suppliers.

Our business and strategy rely substantially on deployment of our technology by our licensees and other third-party software developers and original equipment manufacturers. For example, one form of our technology is commonly deployed in image editing applications to permit users of these products to read data embedded in imagery, and thereby identify ownership and discern the identities of image owners. Another form of our technology is used in our anti-counterfeiting products. Our technology is also being deployed as part of Digital Cinema systems to theatres around the world by companies that integrate technologies and subsystems. If third parties who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technology and increase licensing revenues would be adversely affected. Consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek other providers.

(14) The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

The general economic and capital market conditions in the U.S. and other parts of the world have deteriorated significantly over the last eighteen months and have adversely affected access to capital and increased the cost of capital. So long as these conditions continue or become worse, our future cost of debt and equity capital and our access to capital markets could be adversely affected. Any inability to obtain needed capital through adequate financing from debt or equity capital sources could force us to self-fund strategic initiatives or even forgo some opportunities, potentially harming our business operations and results. In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, longer investment tenures or higher other-than-temporary impairments.

(15) The current economic downturn may impair the financial soundness of our licensees and customers, which could adversely affect our business operations.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the U.S. and other parts of the world, our customers and licensees may be negatively affected in ways that reduce our revenues and margins, quality of receivables, and cash flow.

Our revenues for the year ended December 31, 2009 decreased approximately 4% from the combined Old Digimarc and Digimarc operations of the prior year, however, we have not experienced any negative effects on either the quality of our receivables or our cash flows. If the economic downturn continues, we may see further adverse effects on our licensees and customers, and ultimately our business operations.

(16) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

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

(17) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and other performance requirements.

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

(18) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

(19) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(20) We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

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

•	the intense competition and rapid technological change in our industry could adversely affect the market’s acceptance of our existing and new products and services;

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

(21) We may not be able to protect adequately our intellectual property, and we may be subject to infringement claims and other litigation, which could adversely affect our business.

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

In the ordinary course of building strategic business relationships with potential partners we may encounter companies that we believe are infringing on our patent portfolio. When we encounter these companies we believe are infringing, we try to negotiate a license to our patents. If we are unable to negotiate a license and continue to believe they are infringing on our patents, we may file a lawsuit and incur legal fees in the process.

We are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured. Although we rely on some of these technologies for our products or for our licenses to third parties to date, the licensed patents have not been material to our operations.

As more companies engage in business activities relating to digital watermarking, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties’ intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technology or develop non-infringing technologies. In these circumstances, continued use of our technology may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technology may result in liability that threatens our continuing operation.

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

(22) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

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

(23) We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. As part of our patent licensing program, we bring claims or counterclaims of patent infringement to enforce our patent rights. Given the uncertain nature of litigation generally, we are not able to estimate the amount or range of gain or loss that could result from an outcome of litigation. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. We could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. We are a defendant in a pending declaratory judgment action brought by Arbitron, alleging that certain of our patents are invalid or not infringed. An unfavorable outcome in the Arbitron suit or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For additional information regarding the Arbitron lawsuit in which we are involved, see Item 3, Legal Proceedings, and Note 14, Commitments and Contingencies, to the accompanying financial statements.

RISK RELATED TO OUR CAPITAL STOCK

(24) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

The price of shares of our common stock may fluctuate as a result of changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on the price of shares of our common stock include:

•	the public’s reaction to our public disclosures;

•	actual or anticipated changes in our operating results or future prospects;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles applicable to us;

•	conditions of the industry as a result of changes in financial markets or general economic or political conditions;

•	the failure of securities analysts to cover our common stock in the future, or changes in financial estimates by analysts;

•	changes in analyst recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;

•	future issuances of our common stock or the perception that future sales could occur; and

•	volatility in the equity securities market.

(25) Our corporate governance documents, our rights agreement and Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of your shares.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements for stockholders to amend our organizational documents and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. On July 31, 2008, our Board of Directors adopted a rights agreement pursuant to which one one-hundredth (1/100) of a preferred stock purchase right will be issued for each outstanding share of our common stock. In general terms, our rights agreement works by imposing a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock, without the approval of our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We lease our principal administrative, marketing, research, and intellectual property development facility, which is approximately 46,000 square feet in size and located in Beaverton, Oregon. The lease will expire in August 2011 unless we exercise the renewal option for an additional five (5) years or renegotiate the terms of our lease agreement.

ITEM 3:	LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. On July 15, 2009, Digimarc notified Arbitron that its PPM technology may infringe Digimarc’s patents and provided examples of potential relevance of nine Digimarc patents. As a result, Arbitron filed a Declaratory Judgment action against us in the US District Court in Delaware on August 13, 2009 (Civil Action Number 1:2009cv00604). Arbitron is seeking a declaratory judgment that these nine patents are invalid and that Arbitron does not infringe these patents. In the Complaint, Arbitron refers to and attaches a copy of Digimarc’s July 15, 2009 letter Digimarc was served in December, 2009, which started the period for Digimarc’s answer. The parties stipulated to an extension of the due date of Digimarc’s answer to February 22, 2010.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $15.49 on February 17, 2010. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First quarter	$10.48	$8.60	$—	$—
Second quarter	$13.90	$9.50	$—	$—
Third quarter	$15.23	$11.00	$—	$—
Fourth quarter	$15.75	$13.07	$11.50	$7.93

At February 17, 2010, we had 180 stockholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices over a period of up to two years through April 30, 2011. For the twelve-month period ended December 31, 2009, we have paid $1.6 million to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2009:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
October 1, 2009 to October 31, 2009	11,901	$14.00	—	$4.2 million
Month 2
November 1, 2009 to November 30, 2009	49,812	$14.06	49,812	$3.5 million
Month 3
December 1, 2009 to December 31, 2009	3,216	$15.01	2,500	$3.4 million

Total	64,929	$14.10	52,312

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested on October 17, 2008, the first day of trading in our common stock at the closing price on date and in each of the five indices at the closing price on that date and assumes reinvestment of any dividends. We have changed our peer group B from the companies included in the peer group listed in the December 31, 2008 stock performance graph to a peer group A consisting of security software and information technology industries. We believe that the companies in the new peer group, or Peer Group A, are more comparable to us in terms of line-of-business, market capitalization, revenues, and number of employees than are the companies in Peer Group B and, therefore, comprise a more appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period 10/17/08	INDEXED RETURNS Quarter Ending
Company / Index		12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
Digimarc Corporation	100	106.03	102.86	133.02	160.74	158.62
Nasdaq Index	100	92.15	89.32	107.26	124.20	133.12
Peer Group A	100	83.76	87.19	99.62	112.57	125.68
Peer Group B	100	85.93	84.86	97.39	114.55	141.43

Companies included in the Peer Group A index of the stock performance graph are as follows:

8X8 INC AMICAS INC BITSTREAM INC DEMANDTEC INC DITECH NETWORKS INC DIVX INC	DTS INC ENDWAVE INC GLU MOBILE INC INSIGNIA SYSTEMS INC KANA SOFTWARE INC KEYNOTE SYSTEMS INC	ORBCOMM INC PDF SOLUTIONS INC PHOENIX TECHNOLOGIES LTD SELECTICA INC SUPPORT.COM INC VERSANT CORP WARWICK VALLEY TELEPHONE CO

Companies included in the Peer Group B index of the stock performance graph are as follows:

ADAM INC AETRIUM INC ALLIANCE FIBER OPTIC PRODUCT AWARE INC CHYRON CORP CLEARONE COMMUNICATIONS INC	DATA I/O CORP EASYLINK SERVICES INTL CORP ESPEY MFG & ELECTRONICS CORP INSIGNIA SYSTEMS INC MEDIA SCIENCES INTL INC MICRONETICS INC	MOCON INC NEW ULM TELECOM INC OI CORP PEERLESS SYSTEMS CORP SRS LABS INC TELESTONE TECHNOLOGIES VERSANT CORP

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2009, which has been derived from (a) audited financial statements as of December 31, 2009, 2008, 2007, 2006, and 2005, and for the period August 2, 2008 through December 31, 2008 and years ended December 31, 2009, 2007, 2006 and 2005; and (b) unaudited financial information as of August 1, 2008 and for the period January 1, 2008 through August 1, 2008. In our opinion, the information derived from our unaudited financial statements is presented on a basis consistent with the information in our audited financial statements. The selected financial information presented may not reflect the results of operations or financial condition that would have resulted had we been operating as an independent, publicly-traded company during the periods presented, and is not necessarily indicative of our future performance as an independent company. See “Risk Factors.”

Statement of Operations Data (1)

	Successor	Successor	Predecessor	Total*	Predecessor	Predecessor	Predecessor
				Year Ended December 31,
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008
				2008	2007	2006	2005
	(audited)	(audited)	(unaudited)	(unaudited)	(audited)	(audited)	(audited)
Operating revenues	$19,071	$7,832	$11,950	$19,782	$13,025	$11,071	$11,119
Gross profit percentage	67%	70%	69%	70%	69%	66%	69%
Operating income (loss)	$(2,565)	$(357)	$836	$479	$(1,310)	$(3,908)	$(5,770)
Net income (loss)	$(2,757)	$76	$1,415	$1,491	$55	$(2,687)	$(4,842)
Earnings (loss) per share:
Net income (loss) per share—basic and diluted	$(0.39)	$0.01
Weighted average shares outstanding—basic and diluted	7,140	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic and diluted			$0.20	$0.21	$0.01	$(0.38)	$(0.68)
Weighted average shares outstanding—basic and diluted			7,143	7,143	7,143	7,143	7,143

*	Used for comparative purposes

Balance Sheet Data (1)

	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
				Year Ended December 31,
	Year Ended December 31, 2009	As of December 31, 2008	As of August 1, 2008	2007	2006	2005
	(audited)	(audited)	(unaudited)	(audited)	(audited)	(audited)
Cash, cash equivalents and short-term marketable securities	$42,786	$40,168	$54,749	$32,713	$33,073	$31,982
Long-term marketable securities	$—	$5,744	$—	$—	$—	$—
Total assets	$50,483	$52,441	$64,111	$38,451	$37,658	$36,896
Long-term liabilities	$99	$257	$237	$215	$294	$295
Redeemable preferred stock	$50	$50	$—	$—	$—	$—

(1)	The Old Digimarc/L-1 merger agreement provided that all cash and cash equivalents, short-term marketable securities and restricted cash, collectively referred to as the aggregate cash, of Old Digimarc was treated as cash retained by Digimarc in its carved-out financial statements. As a result, the presentation of the financial statements and operating data of Digimarc during the carve-out periods reflect the cash flow of Old Digimarc, including its Secure ID Business, combined with Digimarc. For 2005 through 2007, the consolidated results of Old Digimarc reflected operating losses of $23.6 million, $13.1 million and $1.6 million respectively. Cash provided by (used in) operations for those same periods was ($3.2) million, $9.3 million and $16.3 million, respectively. Also, capital expenditures for those periods were $15.5 million, $10.5 million and $17.7 million, respectively.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included at the end of this discussion, under the caption “Forward-Looking Statements” and Item 1A, “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, fixed assets, intangible assets, income taxes, long-term service contracts, marketable securities, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, revenue recognition on license and subscription arrangements, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs and stock- based compensation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Accounting; Predecessor Financial Statements

The predecessor financial statements include certain accounts of Old Digimarc and the assets, liabilities and results of operations of Old Digimarc’s Digital Watermarking Business that were separated, or “carved-out,” from Old Digimarc. The operating expenses included in the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of the expenses was not practicable. The common costs include expenses from Old Digimarc related to various operating shared services cost centers, including: executive, finance and accounting, human resources, legal, marketing, intellectual property, facilities and information technology. Management believes that the assumptions underlying the predecessor financial statements are reasonable. The cost allocation methods applied to certain shared services common cost centers include the following:

•	Specific identification. Where the amounts were specifically identified to the predecessor or Old Digimarc’s Secure ID Business, they were classified accordingly.

•

Reasonable allocation. Where the amounts were not clearly or specifically identified, we determined if a reasonable allocation method could be applied. For example, in the shared services human resources (“HR”) cost center we allocated the costs based on the relative headcount of the predecessor and Old Digimarc’s Secure ID Business. This allocation was based on the assumption that HR support costs should be relatively equal per employee. In the intellectual property cost center we allocated the costs based on the relative number of patents that were used by each business.

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

•

Incentive compensation allocations to cost of services: Cost of incentive compensation related to bonus and stock compensation charges for employees in the research, development and engineering cost centers was not considered significant to Old Digimarc’s consolidated operations during the periods reported and were treated as research, development and engineering costs in Old Digimarc’s financial statements. For Digimarc’s reporting purposes, these incentive compensation costs have been allocated to cost of services to the extent that their pro rata salary allocations were made to the cost of services expense category. The impact for the reported periods ranged from a 1% to 3% reduction in margins compared to the results had the allocations not been made.

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

•	Leasehold improvements: Digimarc occupies the majority of Old Digimarc’s Beaverton facility and assumed the lease and most all related furniture, fixtures and leasehold improvements when Old

Digimarc completed the spin-off of Digimarc. The leasehold was recorded as part of property and equipment on the balance sheet of Digimarc, and as a result, pro rata depreciation and rent expenses were allocated to Old Digimarc.

•

Intercompany transactions: With the retention by Digimarc of all of Old Digimarc cash, Digimarc’s cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as “net activity with Parent” in the Statement of Stockholders’ Equity. All intercompany transactions were eliminated.

•	Merger related costs: All Old Digimarc costs related to the merger of Old Digimarc with L-1 were allocated to Old Digimarc, but Digimarc was responsible for payment of the majority of these costs.

•	Commitments and contingencies: Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

•

Stock compensation expense: Stock-based compensation is accounted for in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (Revised 2004)), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor been a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the financial position, results of operations and cash flows of Digimarc’s current business had the predecessor operated as a separate, stand-alone public entity during the periods presented in the predecessor financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. Operating costs of Digimarc on a stand-alone basis have been higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the financial position, results of operations and cash flows reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements.

Revenue recognition: Some customer arrangements encompass multiple deliverables, such as software, hardware sales, consumables sales, maintenance fees, and software development fees. We account for these arrangements in accordance with ASC 605 “Revenue Recognition” (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21). If the deliverables meet the criteria in ASC 605, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in ASC 605 are as follows:

(i)	the delivered item has value to the customer on a stand-alone basis;

(ii)	there is objective and reliable evidence of the fair value of the undelivered item; and

(iii)	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

For our purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that we have sold the element separately to another customer. Management applies judgment to ensure appropriate application of ASC 605, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others. If management were to determine that undelivered elements were essential to the functionality of delivered elements, revenue recognition would be deferred until all elements were delivered.

Revenue is recognized in accordance with ASC 985 “Software” and SAB 104 when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is probable.

ASC 985 (formerly AICPA SOP No. 98-9) requires that revenue be recognized using the “residual method” in circumstances when vendor specific objective evidence (“VSOE”) exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of ASC 985, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

While we recognize revenue in accordance with the provisions outlined above, however, factors that may affect our ability to timely recognize revenue include delivery delays caused by us or our customers or untimely revenue reporting by our customers, particularly our cash basis customers.

Impairments and estimation of useful lives of long-lived assets: We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of ASC 360 “Property, Plant and Equipment” (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of the assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

Contingencies and litigation: We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of ASC 450 “Contingencies” (formerly SFAS No. 5, Accounting for Contingencies). If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Patent Costs: Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs include internal legal labor, professional legal fees, government filing fees and translation fees related to obtaining the Company’s patent portfolio. These costs were expensed in the predecessor financial statements.

Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the respective periods, generally from one to four years. These costs were expensed in the predecessor financial statements.

These patent costs are capitalized based on our determination that the related patents provide value through the life of the patent. However, we may subsequently determine a patent should be abandoned or has been impaired which the accumulated cost, including maintenance fees, would be written off. Through December 31, 2009, abandonment or write-offs have not been material either individually or in the aggregate.

Stock-based compensation: We account for stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment (Revised 2004)), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. We use the Black-Scholes option pricing model as our method of valuation for stock- based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with ASC 718, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. If we have low volatility, we would have a corresponding lower fair value of the stock-based award than if we had a higher volatility. The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is being recognized over the vesting period of the related restricted stock using the straight-line method.

Results of Operations—the Year Ended December 31, 2009 (successor) compared to the Periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor)

The following tables present our statements of operations data for the periods indicated.

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Revenue:
Service	$10,845	$4,064	$6,456	$10,520
License and subscription	8,226	3,768	5,494	9,262

Total revenue	19,071	7,832	11,950	19,782
Cost of revenue:
Service	6,090	2,248	3,519	5,767
License and subscription	211	114	145	259

Total cost of revenue	6,301	2,362	3,664	6,026
Gross profit	12,770	5,470	8,286	13,756
Operating expenses:
Sales and marketing	3,034	1,154	1,928	3,082
Research, development and engineering	4,989	1,772	2,071	3,843
General and administrative	6,452	2,877	2,349	5,226
Intellectual property	1,013	304	1,102	1,406
Transitional services	(153)	(280)	—	(280)

Total operating expenses	15,335	5,827	7,450	13,277

Operating income (loss)	(2,565)	(357)	836	479

Other income (expense), net	(169)	443	590	1,033

Income (loss) before provision for income taxes	(2,734)	86	1,426	1,512
Provision for income taxes	(23)	(10)	(11)	(21)

Net income (loss)	$(2,757)	$76	$1,415	$1,491

*	Used for comparative purposes

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Revenue:
Service	57%	52%	54%	53%
License and subscription	43	48	46	47

Total revenue	100	100	100	100
Cost of revenue:
Service	32	29	30	29
License and subscription	1	1	1	1

Total cost of revenue	33	30	31	30
Gross profit	67	70	69	70
Operating expenses:
Sales and marketing	16	15	16	16
Research, development and engineering	26	23	17	19
General and administrative	34	37	20	26
Intellectual property	5	4	9	7
Transitional services	(1)	(4)	—	(1)

Total operating expenses	80	75	62	67

Operating income (loss)	(13)	(5)	7	3

Other income (expense), net	(1)	6	5	5

Income (loss) before provision for income taxes	(14)	1	12	8
Provision for income taxes	—	—	—	—

Net income	(14)	1%	12%	8%

*	Used for comparative purposes

Our revenue for the year ended December 31, 2009 decreased 4% to $19.1 million from $19.8 million compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008. The decrease was primarily the result of lower license and royalty revenues from a few of our customers based on a combination of contractual revenue provisions, lower royalty reporting from our licensees whose revenues were lower and receipt of cash from our cash basis customers whose revenues are non-linear in nature, coupled with the effect of general economic conditions, offset in part by increased project work from the consortium of Central Banks. In addition, we incurred higher operating expenses for the periods during which we operated as a stand-alone company.

Revenue

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$10,845	$4,064	$6,456	$10,520	$325	3%
License and subscription	8,226	3,768	5,494	9,262	(1,036)	(11)%

Total	$19,071	$7,832	$11,950	$19,782	$(711)	(4)%

Revenue (as % of total revenue):
Service	57%	52%	54%	53%
License and subscription	43%	48%	46%	47%

Total	100%	100%	100%	100%

*	Used for comparative purposes

We derive our revenue primarily from:

1)	the provision of development services to the Central Banks, TVaura LLC from July 2009, Nielsen between October 2007 to June 2009 and other government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, Nielsen, the joint venture TVaura LLC and other government agencies. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs arise. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, are less linear in billings and less predictable than our longer terms contracts because the contracts with other government agencies are subject to government budgets and funding.

The increase in service revenue for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, was due primarily to increased revenue from additional program work from the Central Banks and government contract revenues that are non-linear in nature, offset in part by lower consulting revenues from Nielsen, including the revenues from the joint venture TVaura LLC, where we were engaged at an accelerated level of services in the initial year of the contract with Nielsen.

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

The decrease in license and subscription revenue for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, was due primarily to lower royalty reporting and lower receipts of cash from our cash basis customers largely as a result of general economic conditions.

We anticipate revenue growth in 2010 from our existing customers and from new customers as we expand the marketing and monetization of our intellectual property portfolio.

Revenue by Geography

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$8,673	$3,425	$6,274	$9,699	$(1,026)	(11)%
International	10,398	4,407	5,676	10,083	315	3%

Total	$19,071	$7,832	$11,950	$19,782	$(711)	(4)%

Revenue (as % of total revenue):
Domestic	45%	44%	53%	49%
International	55%	56%	47%	51%

Total	100%	100%	100%	100%

*	Used for comparative purposes

Domestic revenue decreased for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, due primarily to lower revenues from Nielsen, including the revenues from the joint venture TVaura LLC, and to a lesser extent lower revenues from our royalty reporting licensees.

International revenue slightly increased for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, due primarily to increased revenue from the Central Banks, offset by lower revenues from our royalty reporting licensees.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development, engineering and sales and marketing that relate directly to performing services under our customer contracts, and to a lesser extent direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

•

salaries, a payroll tax and benefit factor, incentive compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software; and

•	travel costs directly attributable to service and development contracts.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and to a lesser extent;

•	amortization of capitalized patent costs.

Gross Profit

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$4,755	$1,816	$2,937	$4,753	$2	<1%
License and subscription	8,015	3,654	5,349	9,003	(988)	(11)%

Total	$12,770	$5,470	$8,286	$13,756	$(986)	(7)%

Gross Profit (as % of related revenue components):
Service	44%	45%	45%	45%
License and subscription	97%	97%	97%	97%
Total	67%	70%	69%	70%

*	Used for comparative purposes

The decrease in gross profit dollars for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 primarily reflect the impact of variations in scheduled payments, which are non-linear in nature, in certain of our long-term contracts; lower consulting revenues from Nielsen, including the revenues from the joint venture TVaura LLC; and to a lesser extent, lower royalties from some patent and technology licensees as described previously.

The decrease in gross profit as a percentage of revenue for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, was due primarily to:

•	revenue mix resulting in lower license revenue, as a percent of total revenue, which carries a higher margin than service revenue; and

•

higher expenses for the year ended December 31, 2009 during which we operated as a stand-alone company in the successor financial statements compared to the shared services allocation methodology applied in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor).

Operating Expenses

The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor operated as a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the operating expenses of Digimarc’s current business had the predecessor been a separate, stand-alone public entity during the periods presented in the predecessor’s financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. Operating costs of Digimarc on a stand-alone basis have been higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the operating expenses reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements. The operating expenses for the year ended December 31, 2009 are consistent with our expectations as a stand-alone entity.

Sales and marketing

	Successor	Successor	Predecessor	Total*	Dollar Decrease	Percent Decrease
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Sales and marketing	$3,034	$1,154	$1,928	$3,082	$(48)	(2)%
Sales and marketing (as % of total revenue)	16%	15%	16%	16%

*	Used for comparative purposes

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	incentive compensation in the form of bonuses and stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

We allocate certain costs of sales and marketing to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our bonus and stock compensation plans.

We record all remaining, or “residual,” costs as sales and marketing costs.

The decrease in sales and marketing expense for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from:

•	delayed spending on various projects due to the effects of general economic conditions, offset in part by

•

higher expenses for the year ended December 31, 2009 during which we operated as a stand-alone company in the successor financial statements compared to the shared services allocation methodology applied in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor).

We anticipate that we will continue to incur sales and marketing costs at approximately existing or higher levels to support ongoing sales initiatives.

Research, development and engineering

	Successor	Successor	Predecessor	Total*	Dollar Increase	Percent Increase
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Research, development and engineering	$4,989	$1,772	$2,071	$3,843	$1,146	30%
Research, development and engineering (as % of total revenue)	26%	23%	17%	19%

*	Used for comparative purposes

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	Video watermarking research focused on low-bit rate video applications; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

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

We allocate certain costs of research, development and engineering to cost of service revenue when they relate directly to our service contracts. As service revenue increases or decreases, there would be a similar change in the allocation of research, development and engineering cost to cost of service revenue, thus resulting in variability of operating expenses, For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our bonus and stock compensation plans.

We record all remaining, or “residual,” costs as research, development and engineering costs.

The increase in research, development and engineering expense for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from:

•

increased headcount and employee compensation related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue and to increase our investment in research and development; and

•

higher expenses for the year ended December 31, 2009 during which we operated as a stand-alone company in the successor financial statements compared to the shared services allocation methodology applied in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor).

We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels in the near term to support certain ongoing product initiatives and service contracts, and expect to moderate spending in the longer term.

General and administrative

	Successor	Successor	Predecessor	Total*	Dollar Increase	Percent Increase
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
General and administrative	$6,452	$2,877	$2,349	$5,226	$1,226	23%
General and administrative (as % of total revenue)	34%	37%	20%	26%

*	Used for comparative purposes

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

The increases in general and administrative expenses for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from higher expenses for the year ended December 31, 2009 during which we operated as a stand-alone company in the successor financial statements compared to the shared services allocation methodology applied in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor).

We anticipate that we will continue to incur general and administrative expenses at existing or higher levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Successor	Successor	Predecessor	Total*	Dollar Decrease	Percent Decrease
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Intellectual property	$1,013	$304	$1,102	$1,406	$(393)	(28)%
Intellectual property (as % of total revenue)	5%	4%	9%	7%

*	Used for comparative purposes

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

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

The decrease in intellectual property expenses for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from capitalized patent application and award costs aggregating $0.9 million, offset by expenses related to legal services in support of intellectual property licensing activities.

We anticipate that we will continue to invest in intellectual property expenses at existing or higher levels as we continue with our intellectual property marketing initiatives.

Transitional services

In connection with the sale of Old Digimarc’s Secure ID Business and the spin-off of the Digital Watermarking Business, Old Digimarc and Digimarc entered into a transition services agreement to provide one another with transition services and other assistance substantially consistent with the services provided before the spin-off.

To enable Old Digimarc to continue its operation of the Secure ID Business and facilitate the effective transition of the Digital Watermarking Business to Digimarc, under the transition services agreement Old Digimarc provided the following services or support to Digimarc: information technology services and legal services. Similarly, Digimarc provides the following services or support to Old Digimarc: accounting and tax services, information technology services, legal services, human resource services and facilities.

The fees for the transition services generally were intended to cover each party’s reasonable costs incurred in connection with providing the transition services. Hourly rates for personnel performing transition services were determined based on fully loaded costs, taking into account base pay, a bonus based on obtaining target earnings, payroll taxes, benefit costs, a pro rata portion of overhead charges paid by Old Digimarc or Digimarc, as applicable, and the current year stock compensation charge for the individual, divided by the total hours available for the employee for the year, taking into account the need for administrative time.

The transition services agreement terminated in the third quarter of fiscal 2009. The net transitional services expenses reimbursed to Digimarc aggregated less than $0.2 million for the year ended December 31, 2009. Total net transitional services expense reimbursed to Digimarc since the spin-off was $0.4 million.

Stock-based compensation

	Successor	Successor	Predecessor	Total*	Dollar Increase (Decrease)	Percent Increase (Decrease)
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Cost of revenue	$231	$5	$99	$104	$127	122%
Sales and marketing	210	38	208	246	(36)	(15)%
Research, development and engineering	187	51	34	85	102	120%
General and administrative	1,747	422	537	959	788	82%
Intellectual property	69	16	35	51	18	35%

Total	$2,444	$532	$913	$1,445	$999	69%

*	Used for comparative purposes

Old Digimarc accounted for stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123(R), Share-Based Payment (Revised 2004)), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

The increase in stock-based compensation expense for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from Digimarc applying ASC 718 with respect to our post spin-off stock-based awards for the year ended December 31, 2009 during which we operated as a stand-alone company compared to the shared services allocation methodology applied in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor).

Other income (expense), net

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss from joint ventures	$(691)	$—	$—	$—	$(691)	(100)%
Interest income, net	519	462	590	1,052	(533)	(51)%
Other	3	(19)	—	(19)	22	116%

Other income (expense), net	$(169)	$443	$590	$1,033	$(1,202)	(116)%

*	Used for comparative purposes

Other income (expense), net consists primarily of the net loss from the joint ventures with Nielsen, TVaura LLC and TVaura Mobile LLC and interest income from our cash and short- and long-term marketable securities.

The decrease in other income (expense), net for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from the net losses of $(624) and $(67) from TVaura LLC and TVaura Mobile LLC, respectively, and lower interest earned on cash and investment balances, reflecting a combination of slightly lower average investment balances and lower interest rates paid on these balances.

Provision for Income Taxes.

Digimarc. For the year ended December 31, 2009, the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for income taxes related to net income because the computation of taxable income results in a net operating loss for the period. Furthermore, a valuation allowance has been recorded to offset our net deferred tax assets until such time that we are able to conclude that it is more likely than not the tax assets or portions thereof will be realized.

For the period from August 2, 2008 through December 31, 2008, the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period. Furthermore, a valuation allowance has been recorded to offset our net deferred tax assets until such time that we are able to conclude that it is more likely than not the tax assets or portions thereof will be realized.

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

Revenue

	Successor	Predecessor	Total*	Predecessor	Dollar Increase	Percent Increase
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue:
Service	$4,064	$6,456	$10,520	$7,806	$2,714	35%
License and subscription	3,768	5,494	9,262	5,219	4,043	77%

Total	$7,832	$11,950	$19,782	$13,025	$6,757	52%

Revenue (as % of total revenue):
Service	52%	54%	53%	60%
License and subscription	48%	46%	47%	40%

Total	100%	100%	100%	100%

*	Used for comparative purposes

The increase in service revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 30, 2008 compared to the year ended December 31, 2007 was due primarily to increased consulting revenues related to our contract with Nielsen, which commenced in the fourth quarter of fiscal 2007.

The increase in license and subscription revenue for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 was due primarily to increased license revenues as a result of the contract with Nielsen.

Revenue by Geography

	Successor	Predecessor	Total*	Predecessor	Dollar Increase	Percent Increase
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue by geography:
Domestic	$3,425	$6,274	$9,699	$3,696	$6,003	162%
International	4,407	5,676	10,083	9,329	754	8%

Total	$7,832	$11,950	$19,782	$13,025	$6,757	52%

Revenue (as % of total revenue):
Domestic	44%	53%	49%	28%
International	56%	47%	51%	72%

Total	100%	100%	100%	100%

*	Used for comparative purposes

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

Gross Profit

	Successor	Predecessor	Total*	Predecessor	Dollar Increase	Percent Increase
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Gross Profit:
Service	$1,816	$2,937	$4,753	$3,991	$762	19%
License and subscription	3,654	5,349	9,003	5,002	4,001	80%

Total	$5,470	$8,286	$13,756	$8,993	$4,763	53%

Gross Profit (as % of related revenue components):
Service	45%	45%	45%	51%
License and subscription	97%	97%	97%	96%
Total	70%	69%	70%	69%

*	Used for comparative purposes

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

•	a slight increase in the mix of lower margin, pass-through third party services, primarily related to hardware acquisition.

The effect of these items was offset to some extent by a change in revenue mix where higher margin license revenues, the majority of which are attributable to the Nielsen contract, comprised a greater percentage of total revenues.

Operating Expenses

Sales and marketing

	Successor	Predecessor	Total*	Predecessor	Dollar Increase	Percent Increase
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Sales and marketing	$1,154	$1,928	$3,082	$2,453	$629	26%
Sales and marketing (as % of total revenue)	15%	16%	16%	19%

*	Used for comparative purposes

The increase in sales and marketing expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

•	the shared services allocation methodology applied in the predecessor financial statements;

•	a write-off of an investment of an international cash basis customer; and

•	increase in accrued benefits primarily related to incentive bonuses of $0.3 million compared to no corporate incentive bonus earned or accrued in 2007.

Research, development and engineering

	Successor	Predecessor	Total*	Predecessor	Dollar Increase	Percent Increase
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Research, development and engineering	$1,772	$2,071	$3,843	$2,912	$931	32%
Research, development and engineering (as % of total revenue)	23%	17%	19%	22%

*	Used for comparative purposes

The increase in research, development and engineering expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

•	the shared services allocation methodology applied in the predecessor financial statements; and

•	an increase in accrued benefits primarily related to incentive bonuses of $0.4 million compared to no corporate incentive bonus earned or accrued in 2007.

General and administrative

	Successor	Predecessor	Total*	Predecessor	Dollar Increase	Percent Increase
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
General and administrative	$2,877	$2,349	$5,226	$3,345	$1,881	56%
General and administrative (as % of total revenue)	37%	20%	26%	26%

*	Used for comparative purposes

The increase in general and administrative expenses for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

•	the shared services allocation methodology applied in the predecessor financial statements; and

•	an increase in accrued benefits primarily related to incentive bonuses of $0.4 million compared to no corporate incentive bonus earned or accrued in 2007.

Intellectual property

	Successor	Predecessor	Total*	Predecessor	Dollar Decrease	Percent Decrease
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Intellectual property	$304	$1,102	$1,406	$1,593	$(187)	(12)%
Intellectual property (as % of total revenue)	4%	9%	7%	12%

*	Used for comparative purposes

The decrease in intellectual property expenses for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from:

•	capitalized patent application and award costs aggregating $0.4 million; offset somewhat by

•	an increase in accrued benefits primarily related to incentive bonuses of $0.1 million compared to no corporate incentive bonus earned or accrued in 2007.

Transitional services

The net transitional services expenses reimbursed to Digimarc aggregated $0.3 million for the period August 2, 2008 through December 31, 2008.

Stock-based compensation

	Successor	Predecessor	Total*	Predecessor	Dollar Increase (Decrease)	Percent Increase (Decrease)
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Cost of revenue	$5	$99	$104	$102	$2	2%
Sales and marketing	38	208	246	287	(41)	(14)%
Research, development and engineering	51	34	85	47	38	81%
General and administrative	422	537	959	728	231	32%
Intellectual property	16	35	51	45	6	13%

Total	$532	$913	$1,445	$1,209	$236	20%

*	Used for comparative purposes

The increase in stock-based compensation expense for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from the expensing of the initial layer of stock-based awards for Digimarc pursuant to ASC 718.

The predecessor incurred additional stock-based compensation expense from Old Digimarc through August 1, 2008, pursuant to the described allocation process.

Other income (expense), net

	Successor	Predecessor	Total*	Predecessor	Dollar Decrease	Percent Decrease
	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest income, net	$462	$590	$1,052	$1,387	$(335)	(24)%
Other	(19)	—	(19)	—	(19)	(100)%

Other income (expense), net	$443	$590	$1,033	$1,387	$(354)	(26)%

*	Used for comparative purposes

The decrease in other income (expense), net for the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from lower interest earned on cash and investment balances, reflecting lower interest rates available.

Liquidity and Capital Resources

	Successor	Successor
	December 31, 2009	December 31, 2008
Working capital	$43,503	$41,099
Current (liquidity) ratio(1)	12.7:1	11.9:1
Cash, cash equivalents and short-term marketable securities	$42,786	$40,168
Long-term marketable securities	—	$5,744
Total cash, cash equivalents and all marketable securities	$42,786	$45,912

(1)	The current (liquidity) ratio is calculated by taking total current assets divided by total current liabilities.

The $2.4 million increase in working capital from December 31, 2008 to December 31, 2009 resulted primarily from the reclassification of long-term investments to short-term as the remaining terms of our long-term investments shifted to less than twelve months, offset by investments in our business for both capital and intellectual property initiatives, cash contributions to the joint ventures with Nielsen and repurchases of our common stock as part of our stock repurchase program.

Operating Cash Flow. The components of operating cash flows were:

	Successor	Successor	Predecessor	Total*	Dollar Increase (Decrease)	Percent Increase (Decrease)
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Net income (loss)	$(2,757)	$76	$1,415	$1,491	$(4,248)	(285)%
Non-cash items	3,724	730	1,844	2,574	1,150	45%
Changes in operating assets and liabilities	(188)	(9,113)	8,951	(162)	(26)	(16)%

Net cash provided by (used in) operating activities	$779	$(8,307)	$12,210	$3,903	$(3,124)	(80)%

*	Used for comparative purposes

Net income (loss).

The decrease in operating results for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 reflect:

•

the reduced gross margin impact from lower revenues as described above under the caption Results of Operations—the Year Ended December 31, 2009 (successor) compared to the Periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor);

•

higher operational costs for the full year in which we operated as a stand-alone company in the successor financial statements compared to the benefits received from the shared services cost allocation methodology in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor);

•

higher stock compensation expense of $1.0 million for the full year in which we operated as a stand-alone company in the successor financial statements compared to the shared services allocation methodology applied in the predecessor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor); and

•	initial losses of $0.7 million from our joint ventures with Nielsen.

Non-cash charges.

The increase in non-cash items for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 was primarily the result of:

•	the shared services allocation methodology applied in the predecessor financial statements to both depreciation of property and equipment, stock compensation; and

•	the net losses from the joint ventures with Nielsen.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 relate to the collection of advanced billings, as provided in our contracts with customers; offset by the amortization of deferred revenues.

Cash flows from investing activities.

The primary changes in the investing activities for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 relate to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process beginning August 2, 2008;

•	investments made in the joint ventures with Nielsen; and

•	net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The primary changes in the financing activities for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 relate to purchases of common stock as part of the stock repurchase program, partially offset by the exercise of stock options.

Commitments and Contingencies.

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute an aggregate $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $5.6 million remains to be contributed as of December 31, 2009.

Our other significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $1.5 million as of December 31, 2009 and are payable in monthly installments through March 2013.

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations	$5,600	$2,800	$2,800	$—	$—
Total operating lease obligations	1,499	888	610	1	—

Total obligations	$7,099	$3,688	$3,410	$1	$—

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

Adjusted EBITDA

We define Adjusted EBITDA as net earnings before interest expense, income taxes, depreciation, amortization and non-cash expenditures for stock compensation. Adjusted EBITDA is not a measure of financial performance under GAAP. Management uses Adjusted EBITDA in internal analyses as a supplemental measure of our financial performance to assist it in determining performance comparisons against our peer group of companies, as well as capital spending and other investing decisions. Adjusted EBITDA is also a common alternative measure of performance used by investors, financial analysts, and rating agencies to evaluate financial performance. Adjusted EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with U.S. GAAP and this non-GAAP measure may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Successor	Successor	Predecessor	Total*	Dollar Increase (Decrease)	Percent Increase (Decrease)
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Net income (loss)	$(2,757)	$76	$1,415	$1,491	$(4,248)	(285)%
Adjustments:
Provision for income taxes	23	10	11	21	2	10%
Interest income, net	(519)	(462)	(590)	(1,052)	533	51%
Depreciation and amortization	589	198	568	766	(177)	23%
Stock compensation	2,444	532	913	1,445	999	69%

Adjusted EBITDA	$(220)	$354	$2,317	$2,671	$(2,891)	(108)%

*	Used for comparative purposes

The decrease in Adjusted EBITDA for the year ended December 31, 2009, compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, were due primarily to lower revenues and higher operational costs incurred by Digimarc for the year ended December 31, 2009 which we operated as a stand-alone company in the successor financial statements compared to the benefits received from the shared services cost allocation methodology in the predecessor / successor financial statements in the combined periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described below). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact of this standard, but do not expect the adoption of the standard will have a material impact on our financial condition or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact of this standard, but do not expect the adoption of the standard will have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, to codify in ASC 105, Generally Accepted Accounting Principles, FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and does not modify existing U.S. GAAP. We have revised our references to pre-Codification GAAP.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us:

•	concentration of revenues with few customers comprising a large majority of the revenues;

•	trends and expectations in revenue growth;

•

our future level of investment in our business and the joint ventures in which we have invested, including investment in research, development and engineering of products and technology, development of our intellectual properties, the acquisition of new customers and development of new market opportunities;

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

•	our use of cash in upcoming quarters;

•	anticipated levels of backlog and bid activity in future periods;

•	protection of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in “Item 1A. Risk Factors.”

We believe that the factors specified above and the risk factors contained in Item 1A, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2009, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents, and short- and long-term marketable securities, totaling $42.8 million. The original maturities of our investment portfolio range from 19 to 677 days with an average interest rate of 1.2%. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2009, the decline of the fair market value of the fixed income portfolio and interest expense associated with capital leases would not be material. We are also subject to foreign currency exchange risk in the form of exposures to fluctuations in currency exchange rates.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part III, Item 15, Exhibits and Financial Statement Schedules and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have carried out a separate evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Any control system, no matter how well conceived and operated, and because of inherent limitations, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of our financial statements.

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this evaluation, management has concluded that internal control over financial reporting was effective as of the end of the period covered by this Form 10-K based on those criteria.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digimarc Corporation

We have audited Digimarc Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Digimarc Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Digimarc Corporation as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and the period August 2, 2008 through December 31, 2008 and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Portland, Oregon

February 24, 2010

ITEM 9B:	OTHER INFORMATION

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2010 annual meeting of stockholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Management,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Director Compensation” and “Executive Compensation.”

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Election of Directors—Determination of Independence,” and “Related Person Transactions.”

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the caption “Audit Fees.”

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2009 and 2008

(iii)	Statements of Operations for the year ended December 31, 2009, the Period August 2, 2008 through December 31, 2008, for the Period January 1, 2008 through August 1, 2008 and for the year ended December 31, 2007

(iv)	Statements of Stockholders’ Equity as of December 31, 2009 and 2008

(v)	Statements of Cash Flows for the year ended December 31, 2009, the Period August 2, 2008 through December 31, 2008, for the Period January 1, 2008 through August 1, 2008 and for the year ended December 31, 2007

(vi)	Notes to Financial Statements

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

Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION

Date: February 24, 2010	By:	/s/ MICHAEL MCCONNELL
Michael McConnell Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2010

/s/ MICHAEL MCCONNELL Michael McConnell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ PETER W. SMITH Peter W. Smith	Director	February 24, 2010

/s/ JAMES T. RICHARDSON James T. Richardson	Director	February 24, 2010

/s/ WILLIAM J. MILLER William J. Miller	Director	February 24, 2010

/s/ BERNARD WHITNEY Bernard Whitney	Director	February 24, 2010

DIGIMARC CORPORATION INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digimarc Corporation

We have audited the accompanying balance sheets of Digimarc Corporation (the “Company”)) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and the period from August 2, 2008 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from August 2, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digimarc Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ GRANT THORNTON LLP

Portland, Oregon

February 24, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digimarc Corporation

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of New Digimarc Corporation (the “Predecessor”, a carved-out business unit of Old Digimarc Corporation) for the year ended December 31, 2007. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the financial statements, certain expenses of the Predecessor represent allocations from Old Digimarc Corporation. The accompanying financial statements include such allocations and may not necessarily be representative of the financial position or results of operations had the Predecessor operated as an unaffiliated company during the periods presented.

/S/ GRANT THORNTON LLP

Portland, Oregon

June 20, 2008

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	Successor	Successor
	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,884	$18,928
Marketable securities	33,902	21,240
Trade accounts receivable, net	3,570	3,839
Other current assets	872	875

Total current assets	47,228	44,882
Marketable securities	—	5,744
Property and equipment, net	1,114	1,212
Intangibles, net	1,302	456
Investments in joint ventures	409	—
Other assets, net	430	147

Total assets	$50,483	$52,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,044	$937
Accrued payroll and related costs	238	42
Accrued merger related liabilities	125	386
Deferred revenue	2,318	2,418

Total current liabilities	3,725	3,783
Long-term liabilities	99	257

Total liabilities	3,824	4,040

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock (10,000 shares issued and outstanding at December 31, 2009 and 2008)	50	50
Common stock (7,205,701 and 7,279,442 shares issued and outstanding at December 31, 2009 and 2008, respectively)	7	7
Additional paid-in capital	49,283	48,268
Retained earnings (accumulated deficit)	(2,681)	76
Total stockholders’ equity	46,659	48,401

Total liabilities and stockholders’ equity	$50,483	$52,441

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007
			(unaudited)
Revenue:
Service	$10,845	$4,064	$6,456	$7,806
License and subscription	8,226	3,768	5,494	5,219

Total revenue	19,071	7,832	11,950	13,025
Cost of revenue:
Service	6,090	2,248	3,519	3,815
License and subscription	211	114	145	217

Total cost of revenue	6,301	2,362	3,664	4,032
Gross profit	12,770	5,470	8,286	8,993
Operating expenses:
Sales and marketing	3,034	1,154	1,928	2,453
Research, development and engineering	4,989	1,772	2,071	2,912
General and administrative	6,452	2,877	2,349	3,345
Intellectual property	1,013	304	1,102	1,593
Transitional services	(153)	(280)	—	—

Total operating expenses	15,335	5,827	7,450	10,303

Operating income (loss)	(2,565)	(357)	836	(1,310)
Other income (expenses):
Net loss from joint ventures	(691)	—	—	—
Other	522	(443)	590	1,387

Other income (expenses), net	(169)	443	590	1,387

Income (loss) before provision for income taxes	(2,734)	86	1,426	77
Provision for income taxes	(23)	(10)	(11)	(22)

Net income (loss)	$(2,757)	$76	$1,415	$55

Earnings (loss) per share:
Net income per share—basic	$(0.39)	$0.01
Net income per share—diluted	$(0.39)	$0.01
Weighted average shares outstanding—basic	7,140	7,156
Weighted average shares outstanding—diluted	7,140	7,156
Pro-forma earnings per share:
Net income per share—basic			$0.20	$0.01
Net income per share—diluted			$0.20	$0.01
Weighted average shares outstanding—basic			7,143	7,143
Weighted average shares outstanding—diluted			7,143	7,143

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings	Net Parent Investment	Total stockholders’ equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 2007	—	$—	—	$—	$—	$—	$34,839	$34,839
Cash from Parent stock activity	—	—	—	—	—	—	23,862	23,862
Stock compensation allocated from Parent	—	—	—	—	—	—	914	914
Net activity with Parent	—	—	—	—	—	—	(13,237)	(13,237)
Net income	—	—	—	—	—	—	1,415	1,415

BALANCE AT AUGUST 1, 2008, (unaudited)	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Issuance of restricted common stock	—	—	136,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	50	7,279,442	7	48,268	76	—	48,401
Issuance of common stock	—	—	28,343	—	273	—	—	273
Issuance of restricted common stock	—	—	22,200	—	—	—	—	—
Purchase and retirement of common stock	—	—	(124,284)	—	(1,737)	—	—	(1,737)
Stock compensation expense	—	—	—	—	2,479	—	—	2,479
Net loss	—	—	—	—		(2,757)	—	(2,757)

BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$—	$46,659

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007
			(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,757)	$76	$1,415	$55
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	589	198	568	612
Stock-based compensation expense	2,444	532	913	1,209
Net loss from joint ventures	691	—	—	—
Increase (decrease) in allowance for doubtful accounts	—	—	(43)	—
Other non-cash charges	—	—	405	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	269	(762)	718	(1,311)
Other current assets	3	3,882	(4,370)	(78)
Other assets, net	(283)	40	(103)	(9)
Accounts payable and other accrued liabilities	122	(272)	744	23
Accrued payroll and related costs	196	(2,011)	1,854	(574)
Accrued merger related liabilities	(261)	(10,380)	10,766	—
Deferred revenue	(112)	366	(677)	(1,098)
Other liabilities	(122)	24	20	—

Net cash provided by (used in) operating activities	779	(8,307)	12,210	1,025
Cash flows from investing activities:
Purchase of property and equipment	(460)	(76)	(799)	(367)
Capitalized patent costs	(842)	(448)	—	—
Investments in joint ventures	(1,100)	—	—	—
Sale or maturity of marketable securities	43,708	95,553	136,767	150,775
Purchase of marketable securities	(50,626)	(118,688)	(137,048)	(154,343)

Net cash used in investing activities	(9,320)	(23,659)	(1,080)	(3,935)
Cash flows from financing activities:
Cash from Parent stock activity	—	—	23,862	2,187
Net activity with Parent	—	—	(13,237)	(3,205)
Issuance of common stock	273	—	—	—
Purchase of common stock	(1,737)	—	—	—
Principal payments under capital lease obligations	(39)	(6)	—	—

Net cash provided by (used in) financing activities	(1,503)	(6)	10,625	(1,018)

Net increase (decrease) in cash and cash equivalents	(10,044)	(31,972)	21,755	(3,928)
Cash and cash equivalents at beginning of period	18,928	50,900	29,145	33,073

Cash and cash equivalents at end of period	$8,884	$18,928	$50,900	$29,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$2	$7	$—
Cash paid for income taxes	$23	$10	$11	$—

See Notes to Financial Statements.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”) enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company’s technology provides the means to infuse persistent digital information, perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. The Company’s technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

Acquisition of Old Digimarc and Separation of DMRC Corporation

On June 29, 2008, the former Digimarc Corporation (“Old Digimarc”) entered into an amended and restated merger agreement, as amended by Amendment No. 1 dated as of July 17, 2008, which we refer to as the Old Digimarc/L-1 merger agreement, with L-1 Identity Solutions, Inc. and Dolomite Acquisition Co., a wholly owned subsidiary of L-1, pursuant to which Dolomite, in a transaction which we refer to as the offer, purchased more than 90% of the outstanding shares of Old Digimarc common stock, together with the associated preferred stock purchase rights, for $12.25 per share. On August 13, 2008, following the completion of the offer, Dolomite merged with and into Old Digimarc with Old Digimarc continuing as the surviving company and a wholly owned subsidiary of L-1.

On August 1, 2008, prior to the initial expiration of the offer, Old Digimarc contributed all of the assets and liabilities related to its digital watermarking business, which we refer to as the Digital Watermarking Business, together with all of Old Digimarc’s cash, to DMRC LLC. Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the Old Digimarc/L-1 merger, DMRC Corporation changed its name to Digimarc Corporation. The shares of Digimarc common stock were held by the trust until the Form 10, General Form for Registration of Securities, was declared effective by the Securities and Exchange Commission (“SEC”) on October 16, 2008, at which time the shares were distributed to Old Digimarc record holders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares of Old Digimarc common stock on August 1, 2008 at 5:30 pm Eastern time, the spin-off record date and time. Each Old Digimarc record holder was entitled to receive one share of Digimarc common stock for every three and one half shares of Old Digimarc common stock held by the stockholder as of the spin-off record date and time.

Joint Venture and Patent License Agreements with The Nielsen Company

On June 11, 2009 the Company entered into two joint venture agreements with The Nielsen Company (“Nielsen”) to launch two new companies. The two joint venture agreements and a revised patent license agreement expand and replace the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the new agreements, the Company and Nielsen plan to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Under the terms of the patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to Digimarc’s patents for use within Nielsen’s business. Unless earlier terminated in accordance with the agreement, the license will continue until the expiration of the last to expire of the licensed patents.

Joint Venture I, TVaura LLC, will engage in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in the reconciliation of royalties, residuals and other payments, and other related products. Each of the Company and Nielsen will make initial cash contributions aggregating $3,900 payable quarterly from July 2009 through October 2011. The Company will provide technical and development services to TVaura LLC’s business for the following periods for the following minimum service fees, subject to adjustment for any development service fees paid to the Company by TVaura Mobile LLC: $1,130 for the remainder of 2009; $2,800 in 2010; and $2,740 in 2011.

Joint Venture II, TVaura Mobile LLC, will engage in the development of certain enhanced television offerings, and other related products. Each of the Company and Nielsen will make initial cash contributions aggregating $2,800 payable quarterly from July 2009 through October 2011.

Pursuant to the terms of the agreements and Accounting Standards Codification (“ASC”) 810 “Consolidation” (formerly Emerging Issues Task Force (“EITF”) Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights”), the joint ventures will not be consolidated with the Company and will be separately disclosed in the financial statements and notes to financial statements.

Basis of Accounting; Predecessor Financial Statements

The predecessor financial statements include certain accounts of Old Digimarc and the assets, liabilities and results of operations of Old Digimarc’s Digital Watermarking Business that were separated, or “carved-out” from Old Digimarc. The operating expenses included in the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of the expenses was not practicable. The common costs include expenses from Old Digimarc related to various operating shared services cost centers, including executive, finance and accounting, human resources, legal, marketing, intellectual property, facilities and information technology.

Management believes that the assumptions underlying the predecessor financial statements are reasonable. The cost allocation methods applied to certain shared services common cost centers include the following:

•	Specific identification. Where the amounts were specifically identified to the predecessor or Old Digimarc’s Secure ID Business, they were classified accordingly.

•

Reasonable allocation. Where the amounts were not clearly or specifically identified, management determined if a reasonable allocation method could be applied. For example, in the shared services human resources (“HR”) cost center, management allocated the costs based on the relative headcount of the predecessor and Old Digimarc’s Secure ID Business. This allocation was based on the assumption that HR support costs should be relatively equal per employee. In the intellectual property cost center, management allocated the costs based on the relative number of patents that were used by each business.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

•

Incentive compensation allocations to cost of services: Cost of incentive compensation related to bonus and stock compensation charges for employees in the research, development and engineering cost centers was not considered significant to Old Digimarc’s consolidated operations during the periods reported and were treated as research, development and engineering costs in Old Digimarc’s financial statements. For Digimarc’s reporting purposes, these incentive compensation costs have been allocated to cost of services to the extent that their pro rata salary allocations were made to the cost of services expense category. The impact for the reported periods ranged from a 1% to 3% reduction in margins compared to the results had the allocations not been made.

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

•	Leasehold improvements: Digimarc occupies the majority of Old Digimarc’s Beaverton facility and assumed the lease and most all related furniture, fixtures and leasehold improvements when Old

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Digimarc completed the spin-off of Digimarc. The leasehold was recorded as part of property and equipment on the balance sheet of Digimarc, and as a result, pro rata depreciation and rent expenses were allocated to Old Digimarc.

•

Intercompany transactions: With the retention by Digimarc of all of Old Digimarc cash, Digimarc’s cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as “net activity with Parent” in the Statement of Stockholders’ Equity. All intercompany transactions were eliminated.

•

Merger related costs: All Old Digimarc costs related to the Old Digimarc/L-1 merger were allocated to Old Digimarc’s Secure ID Business. Digimarc was responsible for the payment of the majority of these costs.

•	Commitments and contingencies: Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

•

Stock compensation expense: Stock-based compensation is accounted for by Old Digimarc in accordance with ASC 718 “Compensation—Stock Compensation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (Revised 2004), which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor been a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the financial position, results of operations and cash flows of Digimarc’s current business, had the predecessor operated as a separate, stand-alone public entity during the periods presented in the predecessor financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. Operating costs of Digimarc on a stand-alone basis have been higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the financial position, results of operations and cash flows reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the periods reflected in the predecessor financial statements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets and patent costs, contingencies and litigation and stock-based compensation. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $7,661, $16,088 and $35,950 (unaudited) at December 31, 2009 and 2008 and August 1, 2008, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term marketable securities. Both short- and long-term marketable securities include federal agency notes, company notes, and commercial paper. The Company’s marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

•

Level 3—Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes private portfolio investments that are supported by little or no market activity.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

ASC 825 “Financial Instruments” (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through December 31, 2009, the Company has not recognized the net change in fair value of its financial assets and liabilities.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, short- and long-term marketable securities, accounts receivable, accounts payable and accrued payroll approximate their carrying values due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value because the stated interest rates approximate current market rates. These items are valued using either Level 1 or Level 2 inputs.

The Company records marketable securities at amortized cost of $37,402, including $3,500 in cash equivalents, which approximates fair value. The fair value of the marketable securities at December 31, 2009, excluding accrued interest, was $37,263. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input.

The Company records money market funds at cost and continues to carry those amounts at cost which approximates fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of December 31, 2009, the cost and fair value of the Company’s money market funds were each equal to $7,661.

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

Software Development Costs

Under ACS 985 “Software” (formerly SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed), software development costs are to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company’s products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment” (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through December 31, 2009, there have been no such impairment losses.

Research and Development

Research and development costs are expensed as incurred as defined in ASC 730 “Research and Development” (formerly SFAS No. 2, Accounting for Research and Development Costs). Digimarc accounts for amounts received under its funded research and development arrangements in accordance with the provisions of ASC 730 (also formerly SFAS No. 68, Research and Development Arrangements). Under the terms of the arrangements, Digimarc is not obligated to repay any of the amounts provided by the funding parties. As a result, Digimarc recognizes revenue as the services are performed.

Patent Costs

Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs include internal legal labor, professional legal fees, government filing fees and translation fees related to obtaining the Company’s patent portfolio. Such costs were expensed in the predecessor financial statements.

Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the respective periods, generally from one to four years. These costs were expensed in the predecessor financial statements.

Revenue Recognition

The Company’s revenue consists of subscription revenue, which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company’s revenue recognition policy follows ASC 605 “Revenue Recognition,” ASC 985 (formerly Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions, and SOP 81-1 Accounting for the Performance of Construction Type and Certain Production-Type Contracts, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and SEC Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Other income (expense), net

The Company’s other income (expense), net consists primarily of interest income earned on cash and short- and long-term marketable securities and the net income (loss) from the joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC. Some minor amounts are included in this category in the predecessor financials that relate to interest expense for capital lease allocations from Old Digimarc and for other non-operating items.

Stock-Based Compensation

ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors.

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

(2) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described below). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, to codify in ASC 105, Generally Accepted Accounting Principles, FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and does not modify existing U.S. GAAP. The Company has revised its references to pre-Codification GAAP.

(3) Revenue Recognition

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

For the Company’s purposes, fair value is generally defined as the price at which a customer could purchase each of the elements independently from other vendors or as the price that the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of ASC 605, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

ASC 985 (formerly AICPA SOP No. 98-9) requires that revenue be recognized using the “residual method” in circumstances when vendor specific objective evidence (“VSOE”) exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of ASC 685, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

•

Software revenue is recognized in accordance with ASC 985 (formerly AICPA SOP No. 97-2, as amended by AICPA SOP No. 98-9). Revenue for licenses of the Company’s software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; and collectibility is probable. Software revenue is recognized over the term of the license, which is generally twelve months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Revenue by geographic area is as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007
			(unaudited)
Domestic	$8,673	$3,425	$6,274	$3,696
International	10,398	4,407	5,676	9,329

Total	$19,071	$7,832	$11,950	$13,025

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007
			(unaudited)
Central Banks	46%	46%	39%	60%
The Nielsen Company	24%	31%	38%	*
Verance	*	*	*	10%

*	less than 10%

(5) Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants and restricted stock awards.

Stock-based compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc. All cash flow related to stock compensation generated by Old Digimarc was retained by Digimarc. Stock-based compensation recognized in the year ended December 31, 2009 was based on the value of the portion of the stock-based awards that vested during the period. Compensation cost for all stock-based awards is recognized using the straight-line method.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with SAB 110 “Shared-Based Payment”, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over four years for employee grants and two years for director grants, and have contractual terms of ten years.

Expected Volatility. The Company estimated the initial volatility of its common stock at the date of grant based on an independent analysis of a peer group’s historical volatility of their common stock using the Black-Scholes option valuation model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award.

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

Expected Forfeitures. The Company uses a zero forfeiture for both the stock options granted to employees, which vest monthly, and the stock options granted to the Company’s Directors, which the initial option grants, for new Directors, vest 50% on the first anniversary of the date of grant and then monthly thereafter and which the annual option grants, for continuing Directors, vest monthly. The Company records stock-based compensation expense only for those awards that are expected to vest, including awards made to Directors who are expected to continue with the Company through the year following the date of grant. Forfeitures that occur during the month are not expensed.

A summary of the weighted average assumptions and results for options granted as follows:

	August 2, 2008 through December 31, 2008	2009
Expected life (in years)	5.6 – 6.0	5.64
Expected volatility	70% – 72%	70.45%
Risk-free interest rate	2.8% – 2.9%	2.17%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Restricted Stock

The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Stock-based Compensation

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007
			(unaudited)
Stock-based compensation:
Cost of revenue	$231	$5	$99	$102
Sales and marketing	210	38	208	287
Research, development and engineering	187	51	34	47
General and administrative	1,747	422	537	728
Intellectual property	69	16	35	45

Total stock-based compensation	$2,444	$532	$913	$1,209

At December 31, 2009, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, 806,591 non-vested stock options and 111,000 shares of restricted stock outstanding. As of December 31, 2009, the Company had $6.1 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.48 years and 2.00 years, respectively, through October 2012.

Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 10.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(6) Net Income Per Share

Net income per share is calculated in accordance with ASC 260 “Earnings Per Share” (formerly SFAS No. 128, Earnings per Share), which provides that basic and diluted net income per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Year Ended December 31, 2009			Period August 2, 2008 through December 31, 2008
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$(2,757)	7,140	$(0.39)	$76	7,156	$0.01

Effect of Dilutive Securities
Options		—			—
Restricted stock		—			—

Diluted EPS
Income available to common stockholders	$(2,757)	7,140	$(0.39)	$76	7,156	$0.01

Common stock equivalents related to stock options of 974 were excluded from diluted net income per share calculations for the period August 2, 2008 through December 31, 2008 as their exercise price was higher than the average market price of the underlying common stock for the period.

(7) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	Successor	Successor
	December 31, 2009	December 31, 2008
Trade accounts receivable	$3,570	$3,839
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$3,570	$3,839

Unpaid deferred revenues included in accounts receivable	$1,926	$2,155

Allowance for doubtful accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Unpaid deferred revenues

The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenues from the Company’s cash-basis revenue recognition customers are no longer included in accounts receivable nor deferred revenue accounts.

Major customers

Customers who accounted for more than 10% of accounts receivable, net are as follows:

	Successor	Successor
	December 31, 2009	December 31, 2008
Central Banks	38%	58%
The Nielsen Company	25%	27%

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

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to seven years. Property and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful life. Amortization of property and equipment under capital lease is included in depreciation expense.

	Successor	Successor
	December 31, 2009	December 31, 2008
Office furniture fixture	$291	$291
Equipment	1,150	793
Leasehold improvements	423	320

	1,864	1,404
Less accumulated depreciation and amortization	(750)	(192)

	$1,114	$1,212

Property and equipment additions for the year ended December 31, 2009, the period August 2, 2008 through December 31, 2008 and the period January 1, 2008 through August 1, 2008 (unaudited) totaled $460, $76 and $799, respectively.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Leases

The Company no longer has equipment under long-term capital lease obligations as of December 31, 2009. Certain equipment under capital lease obligations at December 31, 2008 had a cost of $43 and accumulated amortization of $6.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:	Operating Leases
2010	$888
2011	605
2012	5
2013	1
2014	—
Thereafter	—

Total minimum lease payments	$1,499

Rent expense on the operating leases for the year ended December 31, 2009, the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008 (unaudited), and the year ended December 31, 2007 totaled $765, $318, $447 and $758, respectively.

(9) Intangible Assets—Purchase and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	Successor	Successor
	December 31, 2009	December 31, 2008
Gross intangible assets	$1,339	$462
Accumulated amortization	(37)	(6)

Intangible assets, net	$1,302	$456

(10) Stockholders’ Equity

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

Common Stock

In June 2008, the Board of Directors authorized 50,000,000 shares of common stock, par value $0.001 per share. The holders of Digimarc common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders, including the election of directors. Subject to preferences that may be granted to any then outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends as may be declared by the Board of Directors out of funds legally available for such purpose, as well as any distributions to the Company’s stockholders. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company’s assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

On October 16, 2008, each Old Digimarc record holder as of August 1, 2008 received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the stockholder. The exchange resulted in 7,143,442 shares of Digimarc common stock issued and outstanding.

Restricted Stock

The Compensation Committee of the Board of Directors awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards will vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards and performance vesting share awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The following table reconciles the unvested balance of restricted stock:

Number of Shares
Unvested balance, August 2, 2008	—
Granted	136,000
Vested	(15,000)
Canceled	—

Unvested balance, December 31, 2008	121,000
Granted	22,200
Vested	(32,200)
Canceled	—

Unvested balance, December 31, 2009	111,000

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Stock Incentive Plan

On July 31, 2008 the Company’s Board of Directors initially adopted the 2008 Incentive Plan, or the 2008 Plan. The 2008 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance shares, performance units, and cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to us and our affiliated companies.

The 2008 Plan authorizes the issuance of up to 2,500,000 shares of common stock. The shares authorized under the 2008 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the 2008 Plan will consist of authorized and unissued shares or shares held by us as treasury shares. If an award granted under the 2008 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available for use under the 2008 Plan. Shares that are (i) tendered by a participant or retained by us as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are not issued, will be available for issuance under the 2008 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2008 Plan.

Transactions involving the stock incentive plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, August 2, 2008	—	—
Granted	1,194,000	$9.64
Exercised	—	—
Canceled	—	—

Options outstanding, December 31, 2008	1,194,000	$9.64
Granted	30,000	$9.91
Exercised	(28,343)	$9.64
Canceled	(28,334)	$9.64

Options outstanding, December 31, 2009	1,167,323	$9.65

	Options Outstanding			Options Exercisable
	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,137,323	8.82	$9.64	343,232	$9.64
$9.91	30,000	9.93	$9.91	17,500	$9.91

$9.64 – $9.91	1,167,323	8.84	$9.65	360,732	$9.65

At December 31, 2009, the aggregate intrinsic value of outstanding and exercisable stock options was $6,237 and $1,925, respectively. The aggregate intrinsic value is based on our closing price of $14.99 on December 31, 2009, which would have been received by the optionees had all of the options with exercise prices less than $14.99 been exercised on that date.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The estimated weighted average fair value of outstanding stock options was $6.28 per share at December 31, 2009.

(11) Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan combines both the employee savings plan and company matching plan into one plan under Section 401(k), including a 401k Roth option. Employees become eligible to participate in the Plan at the beginning of the following month after the employees’ hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are mandatory. The previous Plan was terminated as of December 31, 2008, which was different than the revised plan in that there wasn’t a 401k Roth option and a lower contribution percentage of their pay. For the year ended December 31, 2009, the period August 2, 2008 through December 31, 2008, the period January 1, 2008 through August 1, 2008 (unaudited) and for the year ended December 31, 2007, the Company made discretionary matching contributions in the aggregate amount of $323, $99, $130, and $273, respectively.

(12) Other Income (Expenses), Net

Other income (expense), net consists primarily of the net losses from the Company’s joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC and interest income from the Company’s cash and short- and long-term marketable securities.

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2007
			(unaudited)
Other income (expense), net:
Net loss from joint ventures	(691)	—	—	—
Interest income, net	$519	$462	$590	$1,387
Other	3	(19)	—	—

Total other income (expense), net	$(169)	$443	$590	$1,387

(13) Income Taxes

Old Digimarc. The provision for income taxes reflects withholding tax expense in various foreign jurisdictions. For all historic periods reported in the financial statements, Old Digimarc maintained valuation allowances against its net deferred tax assets, including net operating loss carry-forwards, because it was not more likely than not that such deferred taxes would be realized. The provision for income taxes included foreign taxes withheld by Old Digimarc’s customers and paid to foreign jurisdictions on its behalf. The predecessor financial statements indicate cumulative losses through August 1, 2008.

Furthermore, the amounts of cumulative expenses in the financial statements that were not allowed for federal and state income tax purposes were not sufficient to result in positive taxable income which would have required the Company to record income tax expense. As a result, no Federal or state income tax benefit was

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

Digimarc. For the period from August 2, 2008 through December 31, 2008 the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for current income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period. Furthermore, a valuation allowance has been recorded to offset our net deferred tax assets until such time that we are able to conclude that it is more likely than not the tax assets or portions thereof will be realized.

For the year ended December 31, 2009, the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for income taxes related to net income because the computation of taxable income results in a net operating loss for the period. Furthermore, a valuation allowance has been recorded to offset our net deferred tax assets until such time that we are able to conclude that it is more likely than not the tax assets or portions thereof will be realized.

Components of tax expense (benefit) allocated to continuing operations include the following:

	December 31, 2009	December 31, 2008
Current:
Federal	$—	$—
State	—	—
Foreign	23	10

Sub-total	23	10
Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Sub-total	—	—

Total tax expense	$23	$10

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2009%		December 31, 2008%
Income taxes computed at statutory rates	$(929)	(34)%	$30	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(143)	(5)%	4	5%
Federal and state research and experimentation credits	(299)	(11)%	—	—%
Change in valuation allowance	1,343	49%	(37)	(43)%
Meals and entertainment	51	2%	13	17%

Total	$23	1%	$10	13%

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Goodwill	$1,478	$1,552
Net operating loss carry-forwards	1,544	638
Stock based compensation	932	148
Fixed asset differences	—	17
Deferred rent	84	119
Federal and state research and experimentation credits	418	—
Foreign tax credit	34	11
Other	2	47

Total gross deferred tax assets	4,492	2,532
Less valuation allowance	(3,894)	(2,345)

Net deferred tax assets	$598	$187

Deferred tax liabilities:
Fixed asset differences	$(37)	$—
Patent expenditures	(561)	$(187)

Total deferred tax liabilities	$(598)	$(187)

Net deferred tax asset (liability)	$—	$—

For the year ended December 31, 2009, the Company’s valuation allowance increased by $1,549, including $119 out of period adjustments, $51 due to an adjustment to the rate applied to deferreds, and $36 that will impact additional paid-in capital. For the period August 2, 2008 through December 31, 2008, the Company’s valuation allowance decreased by $37. For the year ended December 31, 2009 and for the period August 2, 2008 through December 31, 2008, the Company has recorded a full valuation allowance against the net deferred tax assets until such time that the Company believes it is more likely than not that the deferred tax assets will be realized.

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

Under ASC 740, “Income Taxes” (formerly EITF 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109”), “the Task Force concluded that the tax effects of all changes in the tax bases of assets and liabilities caused by transactions among or with shareholders should be included in equity.” As a result, the Company has recorded the original deferred tax asset with a corresponding entry to shareholders equity (“APIC”).

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

As of August 2, 2008 the Company evaluated the realizability of the deferred tax assets and concluded that it was not more-likely-than-not that the deferred tax assets would be realized. Therefore, as of August 2, 2008, the Company established a valuation allowance for existing deferred tax assets. Consistent with ASC 740 (formerly EITF 94-10) the Company recorded the establishment of the valuation allowance with a corresponding entry to shareholders equity (“APIC”).

As of December 31, 2009, the Company has federal and state net operating loss carry-forwards of $3,938 and $3,938, respectively, which have a carry-forward of 15 - 20 years depending on the jurisdiction. As of December 31, 2009, the Company has federal and state research and experimental tax credits of $332 and $85, respectively, which have a carry-forward of 5 – 20 years depending on the jurisdiction. As of December 31, 2009, the Company has foreign tax credits of $34 which have a carry-forward of 9 – 10 years.

The Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”), on August 2, 2008.

As part of the ASC 740 (formerly FIN 48) implementation, the Company adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the statements of operations. On initial adoption of ASC 740 (formerly FIN 48) and through December 31, 2008, the Company recognized no uncertain tax positions nor accrued interest and penalties associated with uncertain tax positions. For the year ended December 31, 2009, the Company recognized no additional uncertain tax positions nor accrued interest and penalties associated with uncertain tax positions.

A summary reconciliation of the Company’s uncertain tax positions is listed below:

	December 31, 2009	December 31, 2008
Beginning balance	$—	$—
Addition for current year tax positions	—	—
Reduction for prior year positions resolved during the current year	—	—

Ending balance	$—	$—

The Company is subject to examination in the jurisdictions in which it operates for the tax years ending December 31, 2009 and 2008.

(14) Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies” (formerly SFAS No. 5, Accounting for Contingencies). To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2009, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with ASC 450.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(15) Stock Repurchases

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of our common stock through either periodic open-market or private transactions at then prevailing market prices over a period of up to two years through April 30, 2011. For the year ended December 31, 2009, the Company had paid $1,560 to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception.

As part of the Company’s 2008 Stock Incentive Plan, restricted stock shares are awarded to certain employees. Pursuant to the terms of the restricted stock award agreement, the Company withheld (purchased) from fully vested shares of common stock otherwise deliverable to any employee, a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares. Of a total of 32,200 shares of restricted stock vested in the year ended December 31, 2009, 12,617 shares of common stock were withheld by the Company, in satisfaction of $177 in required withholding tax liability.

(16) Related Party Transactions

In connection with the two joint ventures entered into with Nielsen in July 2009, the Company recognized $1,222 in revenues for the year ended December 31, 2009 in connection with technical and development services provided to TVaura LLC.

The net losses from the joint ventures included in other income (expense), net for the year ended December 31, 2009 were $(624) for TVaura LLC and $(67) for TVaura Mobile LLC.

There were net accounts receivable of $190 and $2 from TVaura, LLC and TVaura Mobile, LLC at December 31, 2009, respectively. There were no net accounts payable to either joint venture at December 31, 2009.

(17) Subsequent Events

In accordance with ASC 855 “Subsequent Events” (formerly SFAS 165, Subsequent Events), the Company is required to disclose the date through which subsequent events have been evaluated for disclosure. Subsequent events were evaluated through February 24, 2010, which is the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 was filed with the Securities and Exchange Commission.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(18) Quarterly Financial Information—Unaudited

	Successor	Successor	Successor	Successor
Quarter ended:	March 31	June 30	September 30	December 31
2009
Service revenue	$2,470	$2,585	$2,827	$2,963
License and subscription revenue	1,959	1,739	1,942	2,586

Total revenue	4,429	4,324	4,769	5,549
Total cost of revenue	1,485	1,528	1,541	1,747
Gross profit	2,944	2,796	3,228	3,802
Gross profit percent, service revenue	43%	43%	47%	43%
Gross profit percent, license and subscription revenue	97%	97%	98%	98%
Gross profit percent, total	66%	65%	68%	69%
Sales and marketing	745	728	753	808
Research, development and engineering	1,271	1,217	1,191	1,310
General and administrative	1,688	1,496	1,566	1,702
Intellectual property	277	217	262	257
Transitional services	(60)	(48)	(45)	—
Operating loss	(977)	(814)	(499)	(275)
Net loss	(809)	(678)	(687)	(583)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)	$(0.10)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,158	7,158	7,134	7,103

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

	Predecessor	Predecessor	Predecessor	Successor	Successor
Quarter ended:	March 31	June 30	Period July 1 through August 1	Period August 2 through September 30	December 31
2008
Service revenue	$2,548	$2,987	$921	$1,645	$2,419
License and subscription revenue	2,537	2,128	829	1,536	2,232

Total revenue	5,085	5,115	1,750	3,181	4,651
Total cost of revenue	1,408	1,704	552	934	1,428
Gross profit	3,677	3,411	1,198	2,247	3,223
Gross profit percent, service revenue	47%	45%	43%	46%	44%
Gross profit percent, license and subscription revenue	98%	97%	97%	97%	97%
Gross profit percent, total	72%	67%	69%	71%	69%
Sales and marketing	656	683	589	390	764
Research, development and engineering	922	910	239	780	992
General and administrative	980	927	442	932	1,945
Intellectual property	478	448	176	120	184
Transitional services	—	—	—	(196)	(84)
Operating income (loss)	641	443	(248)	221	(578)
Net income (loss)	924	664	(173)	400	(324)
Earnings (loss) per share:
Net income (loss) per share—basic & diluted				$0.06	$(0.05)
Weighted average shares outstanding—basic and diluted				7,143	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic & diluted	$0.13	$0.09	$(0.02)
Weighted average shares outstanding—basic and diluted	7,143	7,143	7,143

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

Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108)) †

3.1	Restated Certificate of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))

3.2	Amended and Restated Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

E-1

Exhibit Number	Exhibit Description

10.2	Agreement, dated as of October 1, 2007, between Digimarc Corporation and The Nielsen Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10, filed on October 14, 2008 (File No. 001-34108))(1)

10.3	Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)

*10.4	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.5	Employment Agreement, dated as of October 29, 2008, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 4, 2008 (File No. 001-34108))

*10.6	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.8	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.9	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.10	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell and Chamness.

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

†	The Separation Agreement contains a brief list identifying all schedules and exhibits thereto. Such schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-2