Form 10-Q
period 2010-03-31
Digimarc CORP
filed 2010-04-30
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 26, 2010, there were 7,304,325 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	March 31, 2010	December 31, 2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,257	$8,884
Marketable securities	34,889	33,902
Trade accounts receivable, net	2,850	3,570
Other current assets	740	872

Total current assets	50,736	47,228
Property and equipment, net	1,032	1,114
Intangibles, net	1,536	1,302
Investments in joint ventures	652	409
Other assets, net	416	430

Total assets	$54,372	$50,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,010	$1,407
Deferred revenue	2,108	2,318

Total current liabilities	3,118	3,725
Long-term liabilities	82	99

Total liabilities	3,200	3,824
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock (10,000 shares issued and outstanding at March 31, 2010 and December 31, 2009)	50	50
Common stock (7,304,325 and 7,205,701 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	7	7
Additional paid-in capital	50,020	49,283
Retained earnings (accumulated deficit)	1,095	(2,681)

Total stockholders’ equity	51,172	46,659

Total liabilities and stockholders’ equity	$54,372	$50,483

(1)	Derived from the Company’s December 31, 2009 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue:
Service	$3,514	$2,470
License and subscription	6,678	1,959

Total revenue	10,192	4,429
Cost of revenue:
Service	1,800	1,417
License and subscription	57	68

Total cost of revenue	1,857	1,485
Gross profit	8,335	2,944
Operating expenses:
Sales and marketing	741	745
Research, development and engineering	1,259	1,271
General and administrative	1,885	1,628
Intellectual property	257	277

Total operating expenses	4,142	3,921

Operating income (loss)	4,193	(977)
Other income (expenses)
Net loss from joint ventures	(457)	—
Other	61	173

Other income (expenses), net	(396)	173

Income (loss) before provision for income taxes	3,797	(804)
Provision for income taxes	(21)	(5)

Net income (loss)	$3,776	$(809)

Earnings (loss) per share:
Net income (loss) per share—basic	$0.53	$(0.11)
Net income (loss) per share—diluted	$0.51	$(0.11)
Weighted average shares outstanding—basic	7,096	7,158
Weighted average shares outstanding—diluted	7,387	7,158

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

					Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total stockholders’ equity

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$48,401
Exercise of stock options	—	—	28,343	—	273	—	273
Issuance of restricted common stock	—	—	22,200	—	—	—	—
Purchase and retirement of common stock	—	—	(124,284)	—	(1,737)	—	(1,737)
Stock-based compensation	—	—	—	—	2,479	—	2,479
Net loss	—	—	—	—	—	(2,757)	(2,757)

BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	833	—	8	—	8
Issuance of restricted common stock	—	—	98,940	—	—	—	—
Purchase and retirement of common stock	—	—	(1,149)	—	(22)	—	(22)
Stock-based compensation	—	—	—	—	751	—	751
Net income	—	—	—	—	—	3,776	3,776

BALANCE AT MARCH 31, 2010	10,000	$50	7,304,325	$7	$50,020	$1,095	$51,172

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net income (loss)	$3,776	$(809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166	135
Stock-based compensation	740	566
Net loss from joint ventures	457	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	720	1,810
Other current assets	132	(67)
Other assets, net	14	(195)
Accounts payable and other accrued liabilities	(431)	(231)
Deferred revenue	(193)	(469)

Net cash provided by operating activities	5,381	740
Cash flows from investing activities:
Purchase of property and equipment	(71)	(128)
Capitalized patent costs	(236)	(182)
Investments in joint ventures	(700)	—
Sale or maturity of marketable securities	17,756	8,690
Purchase of marketable securities	(18,743)	(6,134)

Net cash provided by (used in) investing activities	(1,994)	2,246
Cash flows from financing activities:
Issuance of common stock	8	—
Purchase of common stock	(22)	—
Principal payments under capital lease obligations	—	(4)

Net cash used in financing activities	(14)	(4)

Net increase in cash and cash equivalents	3,373	2,982
Cash and cash equivalents at beginning of period	8,884	18,928

Cash and cash equivalents at end of period	$12,257	$21,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$21	$5
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$11	$8

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

Joint venture I, TVaura LLC, engages in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in the reconciliation of royalties, residuals and other payments, and other related products. Each of the Company and Nielsen will make initial cash contributions aggregating $3,900 payable quarterly from July 2009 through October 2011. The Company will provide technical and development services to TVaura LLC’s business for the following periods for the following minimum service fees, subject to adjustment for any development service fees paid to the Company by TVaura Mobile LLC: $1,130 paid in 2009; and $2,800 and $2,740 to be paid in 2010 and 2011, respectively.

Joint venture II, TVaura Mobile LLC, engages in the development of certain enhanced television offerings, and other related products. Each of the Company and Nielsen will make initial cash contributions aggregating $2,800 payable quarterly from July 2009 through October 2011.

Pursuant to the terms of the agreements and Accounting Standards Codification (“ASC”) 810 “Consolidation,” the joint ventures will not be consolidated with the Company and will be separately disclosed in the financial statements and notes to financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 24, 2010. The results of operations for the interim periods presented in these financial statements are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain prior period amounts in the accompanying financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term marketable securities. Both short- and long-term marketable securities include federal agency notes, company notes, and commercial paper. The Company’s marketable securities are generally classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

ASC 825 “Financial Instruments” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through March 31, 2010, the Company has not recognized the net change in fair value of its financial assets and liabilities.

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

The Company recorded marketable securities at amortized cost of $44,226, of which $9,337 is included in cash and cash equivalents, which approximates fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of March 31, 2010, the cost and fair value of the Company’s money market funds were each equal to $4,583.

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with its principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash and cash equivalents or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal agencies, which have no limits, at the time of purchase. As a result, Digimarc’s credit risk associated with cash and investments is believed to be minimal.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

Under ASC 985 “Software,” software development costs are to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company’s products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

Research and Development

Research and development costs are expensed as incurred as defined in ASC 730 “Research and Development”. Digimarc accounts for amounts received under its funded research and development arrangements in accordance with the provisions of ASC 730. Under the terms of the arrangements, Digimarc is not obligated to repay any of the amounts provided by the funding parties. As a result, Digimarc recognizes revenue as the services are performed.

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

Revenue Recognition

The Company’s revenue consists of subscription revenue, which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company’s revenue recognition policy follows ASC 605 “Revenue Recognition,” ASC 985, and SEC Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition.

Other Income (Expenses), Net

The Company’s other income (expense), net consists primarily of the net losses from the Company’s joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from the Company’s short- and long-term marketable securities.

Stock-Based Compensation

ASC 718 “Compensation – Stock Compensation” requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 Shared-Based Payment, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

2. Recent Accounting Standards Update

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which amendments removed the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. ASU No. 2010-09 is effective immediately for financial statements that are (1) issued or are available to be issued or (2) revised. The Company adopted the provisions of this standard resulting in no material impact on the financial condition or results of operations of the Company.

3. Revenue Recognition

Revenue is recognized in accordance with ASC 985 and SAB 104 when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists;

(ii)	delivery has occurred;

(iii)	the fee is fixed or determinable; and

(iv)	collection is probable.

Some customer arrangements encompass multiple deliverables, such as software, maintenance, and software development. If the deliverables meet the criteria in ASC 605, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in ASC 605 are as follows:

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

ASC 985 requires that revenue be recognized using the “residual method” in circumstances when vendor specific objective evidence (“VSOE”) exists only for undelivered elements. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of ASC 985, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

•

Software revenue is recognized in accordance with ASC 985. Revenue for licenses of the Company’s software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; and collectibility is probable. Software revenue is recognized over the term of the license or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Domestic	$7,240	$1,776
International	2,952	2,653

Total	$10,192	$4,429

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Arbitron	44%	—
Central Banks	24%	50%
The Nielsen Company	*	30%

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

Expected Term (Life). The expected life of awards granted represents the period of time that the awards are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with ASC 718, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over four years for employee grants and two years for director grants, and have contractual terms of ten years.

Expected Volatility. The Company estimates the initial volatility of its common stock at the date of grant based on a 50/50 blend of the Company’s own historical volatility and an independent analysis of a peer group’s historical volatility of their common stock using the Black-Scholes option valuation model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award.

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

A summary of the weighted average assumptions and results for options granted as follows:

	2010	2009
Expected life (in years)	6.02	5.64
Expected volatility	54.63%	70.45%
Risk-free interest rate	3.0%	2.17%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

Restricted Stock

The Compensation Committee of the Board of Directors awards restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Stock-based Compensation

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Stock-based compensation:
Cost of revenue	$97	$49
Sales and marketing	42	52
Research, development and engineering	70	44
General and administrative	507	404
Intellectual property	24	17

Stock-based compensation expense	740	566
Capitalized to patent costs	11	8

Total stock-based compensation	$751	$574

At March 31, 2010, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, 827,384 non-vested stock options and 207,190 shares of restricted common stock outstanding. As of March 31, 2010, the Company had $7,747 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.94 years and 2.13 years, respectively, through March 2014.

Stock Option Activity

As of March 31, 2010, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 1.3 million shares were outstanding, and options to purchase an additional 0.9 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended March 31, 2010:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	1,167,323	$9.65
Options granted	110,000	$14.99
Options exercised	(833)	$9.64
Options canceled or expired	—	—

Outstanding at March 31, 2010	1,276,490	$10.11	8.70 years

Exercisable at March 31, 2010	449,106	$9.71	8.62 years

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,136,490	8.58	$9.64	419,524	$9.64
$9.91	30,000	9.08	$9.91	25,000	$9.91
$14.99	110,000	9.76	$14.99	4,582	$14.99

$9.64 - $14.99	1,276,490	8.70	$10.11	449,106	$9.71

At March 31, 2010, the aggregate intrinsic value of outstanding and exercisable stock options was $9,143 and $3,395, respectively. The aggregate intrinsic value is based on the closing price of $17.27 per share of Digimarc common stock on March 31, 2010, which would have been received by the optionees had all of the options with exercise prices less than $17.27 per share been exercised on that date.

The estimated average fair value of outstanding stock options was $6.43 per share at March 31, 2010.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2010:	Number of Shares
Unvested balance, December 31, 2009	111,000
Granted	98,940
Vested	(2,750)
Canceled	—

Unvested balance, March 31, 2010	207,190

6. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	March 31, 2010	December 31, 2009
Trade accounts receivable	$2,850	$3,570
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,850	$3,570

Unpaid deferred revenues included in accounts receivable	$995	$1,926

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

Major customers

Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	March 31, 2010	December 31, 2009
Central Banks	31%	38%
The Nielsen Company	32%	25%

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

	March 31, 2010	December 31, 2009
Office furniture fixtures	$291	$291
Equipment	1,221	1,150
Leasehold improvements	423	423

	1,935	1,864
Less accumulated depreciation and amortization	(903)	(750)

	$1,032	$1,114

8. Intangible Assets—Purchase and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	March 31, 2010	December 31, 2009
Gross intangible assets	$1,586	$1,339
Accumulated amortization	(50)	(37)

Intangible assets, net	$1,536	$1,302

9. Other Income (Expenses), Net

Other income (expenses), net consists primarily of the net losses from the Company’s joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from the Company’s cash and short- and long-term marketable securities.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net loss from joint ventures	$(457)	$—
Interest income, net	63	175
Other	(2)	(2)

Total	$(396)	$173

10. Income Taxes

The provision for income taxes reflects withholding tax expense in various foreign jurisdictions. These withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on its behalf. Other than foreign withholding tax expense, there was no provision for current income taxes related to net income because the computation of taxable income is fully offset by available net operating loss carry-forwards previously offset by a full valuation allowance for the period.

11. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2010, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. No accrual has been recorded because the amounts are not probable or reasonably estimatable in accordance with ASC 450.

12. Stock Repurchases

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of Digimarc’s common stock through either periodic open-market or private transactions at then prevailing market prices through April 30, 2010. For the three-month period ended March 31, 2010, the Company made no purchases under this program. The Company has paid $1,560 to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception. In April 2010, the Board of Directors approved an extension of the stock repurchase program through April 30, 2011.

As part of the Company’s 2008 Stock Incentive Plan, restricted stock shares are awarded to certain employees. Pursuant to the terms of the restricted stock award agreement, the Company withheld (purchased) from fully vested shares of common stock otherwise deliverable to any employee, a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares. Of a total of 2,750 shares of restricted stock vested in the three-month period ended March 31, 2010, 1,149 shares of common stock were withheld, purchased, by the Company, in satisfaction of $22 in required withholding tax liability.

13. Related Party Transactions

In connection with the two joint ventures entered into with Nielsen in July 2009, the Company recognized $692 in revenues for the three-month period ended March 31, 2010 in connection with technical and development services provided to TVaura LLC.

The net losses from the joint ventures included in other income (expense), net for the three-month period ended March 31, 2010 were $(377) for TVaura LLC and $(80) for TVaura Mobile LLC.

There were net accounts receivable of $229 from TVaura, LLC at March 31, 2010. There were no net accounts receivable from TVaura Mobile, LLC at March 31, 2010. There were no net accounts payable to either joint venture at March 31, 2010.

14. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company is required to evaluate subsequent events through the date on which financial statements are issued. Subsequent events were evaluated through the date the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 was filed with the Securities and Exchange Commission.

15. Quarterly Financial Information—Unaudited

Quarter ended:	March 31
2010
Service revenue	$3,514
License and subscription revenue	6,678

Total revenue	10,192
Total cost of revenue	1,857
Gross profit	8,335
Gross profit percent, service revenue	49%
Gross profit percent, license and subscription revenue	99%
Gross profit percent, total	82%
Sales and marketing	741
Research, development and engineering	1,259
General and administrative	1,885
Intellectual property	257
Operating income	4,193
Net income	3,776
Earnings per share:
Net income per share—basic	$0.53
Net income per share—diluted	$0.51
Weighted average shares outstanding—basic	7,096
Weighted average shares outstanding—diluted	7,387

Quarter ended:	March 31	June 30	September 30	December 31
2009
Service revenue	$2,470	$2,585	$2,827	$2,963
License and subscription revenue	1,959	1,739	1,942	2,586

Total revenue	4,429	4,324	4,769	5,549
Total cost of revenue	1,485	1,528	1,541	1,747
Gross profit	2,944	2,796	3,228	3,802
Gross profit percent, service revenue	43%	43%	47%	43%
Gross profit percent, license and subscription revenue	97%	97%	98%	98%
Gross profit percent, total	66%	65%	68%	69%
Sales and marketing	745	728	753	808
Research, development and engineering	1,271	1,217	1,191	1,310
General and administrative	1,628	1,448	1,521	1,702
Intellectual property	277	217	262	257
Operating loss	(977)	(814)	(499)	(275)
Net loss	(809)	(678)	(687)	(583)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)	$(0.10)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,158	7,158	7,134	7,103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 24, 2010 (the “2009 Annual Report”) and in the audited financial statements and related notes included in our 2009 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to (i) “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands, unless otherwise noted.

Recent Developments—Arbitron Collaborative Licensing Arrangement

We entered into a $4.5 million collaborative licensing arrangement with Arbitron Inc. (“Arbitron”), which became effective on March 29th. Arbitron received a non-exclusive, worldwide, and irrevocable license to a substantial portion of our domestic and international patent portfolio, including related future and pending patent applications.

The arrangement provides Arbitron, its licensees and customers with various rights in Digimarc’s technology including the rights to use it to enhance the Arbitron PPM technology through the end of 2021, or until the last licensed Digimarc patent expires. The pending legal action for declaratory relief, filed by Arbitron last year, was jointly and voluntarily dismissed without prejudice.

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

Our technology, and those of our licensees, span a range of media content, enabling our customers and those of our partners to:

•

Quickly identify and effectively manage music, movies, television programming, digital images, documents and other printed materials, especially in light of new non-linear distribution over the internet;

•	Deter counterfeiting of money, media and goods, and piracy of movies and music;

•	Support new digital media distribution models and methods to monetize media content;

•	Leverage the power of ubiquitous computing to instantly link consumers to a wealth of information and/or interactive experiences related to the media and objects they encounter each day;

•	Provide consumers with more choice and access to media content when, where and how they want it;

•	Enhance imagery and video by associating metadata or authenticating media content for government and commercial uses; and

•	Better secure identity documents to enhance national security and combat identity theft and fraud.

At the core of our intellectual property is a signal processing technology innovation known as “digital watermarking” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and some physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. The digital information can be detected and read by a wide range of computers, mobile phones, and other digital devices.

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

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 580 U.S. and foreign patents and more than 420 U.S. and foreign patent applications on file as of March 31, 2010.

As part of our intellectual property marketing initiative and patent evaluation process, significant consideration is given to the identification of potential infringers, the longevity of the patented technology and a variety of other factors that directly impact the magnitude and potential success of our licensing program. Our intellectual property department and outside patent attorneys are experienced in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technology in their products or services. These presentations can take place in a non-adversarial business setting, or can occur in litigation. Ultimately, we prefer to execute patent licensing arrangements with users of our patented technology without filing of patent infringement litigation, but will do so through the negotiation of settlement arrangements in connection with the filing of patent infringement litigation.

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2009 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2010 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2009.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue:
Service	34%	56%
License and subscription	66	44

Total revenue	100	100
Cost of revenue:
Service	17	32
License and subscription	1	2

Total cost of revenue	18	34
Gross profit	82	66
Operating expenses:
Sales and marketing	7	17
Research, development and engineering	12	28
General and administrative	19	37
Intellectual property	3	6

Total operating expenses	41	88

Operating income (loss)	41	(22)

Other income (expense), net	(4)	4

Income (loss) before provision for income taxes	37	(18)
Provision for income taxes	—	—

Net income (loss)	37%	(18)%

Our revenue for the three-month period increased 130% to $10.2 million from $4.4 million compared to the same period in the prior year. The increase was primarily the result of the payment of $4.5 million to us in connection with the licensing arrangement with Arbitron, completion of government contracts that are non-linear in nature, increased program work from the Central Banks and to a lesser extent increased license and royalty revenues from a few of our other customers.

Revenue

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Increase	Percent Increase
Revenue:
Service	$3,514	$2,470	$1,044	42%
License and subscription	6,678	1,959	4,719	241%

Total	$10,192	$4,429	$5,763	130%

Revenue (as % of total revenue):
Service	34%	56%
License and subscription	66%	44%

Total	100%	100%

We derive our revenue primarily from:

1)	the provision of development services to the Central Banks, TVaura LLC from July 2009, Nielsen between October 2007 and June 2009 and other government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, Nielsen, the TVaura LLC joint venture and other government agencies. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, are less linear in billings and less predictable than our longer terms contracts because the contracts with other government agencies are subject to government budgets and funding.

The increase in service revenue for the three-month period was due primarily to the completion of government contracts that are non-linear in nature, increased program work from the Central Banks and increased services under our joint venture agreement with Nielsen.

License and subscription. License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. Subscription revenue consists primarily of royalty revenue from the sale of our web-based subscriptions related to various software products, which are more recurring in nature. Revenues from our licensed products have minimal associated direct costs, and thus provide very high gross margins.

The increase in license and subscription revenue for the three-month period was due primarily to the licensing arrangement with Arbitron and royalties from other licensees.

Revenue by Geography

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$7,240	$1,776	$5,464	308%
International	2,952	2,653	299	11%

Total	$10,192	$4,429	$5,763	130%

Revenue (as % of total revenue):
Domestic	71%	40%
International	29%	60%

Total	100%	100%

Domestic revenue increased for the three-month period due primarily to the licensing arrangement with Arbitron and the completion of government contracts.

International revenue slightly increased for the three-month period due primarily to increased revenue from the Central Banks.

We anticipate revenue growth for the remainder of 2010, compared to the same period in 2009 from our existing customers and from new customers as we expand the marketing and monetization of our intellectual property portfolio.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software; and

•	travel costs directly attributable to service and development contracts.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and, to a lesser extent,

•	amortization of capitalized patent costs.

Gross Profit

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Increase	Percent Increase
Gross Profit:
Service	$1,714	$1,053	$661	63%
License and subscription	6,621	1,891	4,730	250%

Total	$8,335	$2,944	$5,391	183%

Gross Profit (as % of related revenue components):
Service	49%	43%
License and subscription	99%	97%
Total	82%	66%

The increase in gross profit for the three-month period primarily reflected the impact of the licensing arrangement with Arbitron and the completion of government contracts.

The increase in gross profit as a percentage of revenue for the three-month period was due primarily to:

•	favorable margins from our government, Central Banks and Nielsen joint venture contracts due to improved labor utilization, and

•	increased revenues attributed to the licensing arrangement with Arbitron and other licensees.

Operating Expenses

Sales and marketing

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Decrease	Percent Decrease
Sales and marketing	$741	$745	$4	1%
Sales and marketing (as % of total revenue)	7%	17%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

We allocate certain costs of sales and marketing to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our stock compensation plan.

We record all remaining, or “residual,” costs as sales and marketing costs.

Sales and marketing expense for the three-month period remained relatively constant. We anticipate that we will continue to incur sales and marketing costs at existing or higher levels to support ongoing sales initiatives.

Research, development and engineering

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Decrease	Percent Decrease
Research, development and engineering	$1,259	$1,271	$12	1%
Research, development and engineering (as % of total revenue)	12%	28%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Survey and study of human computer interaction models with a focus on mobile devices and modeling of intent;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

•	Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	Mobile platform creation to leverage device specific capabilities (e.g. instruction sets, GPUs).

•	Product Development:

•	Migration of applications to new platforms, specifically linking Digimarc for Images (formerly known as ImageBridge) to DGSDK and Digimarc Mobile;

•	Updating Digimarc for Images Plug-Ins for Photoshop CS5, including new interfaces and translation into 27 languages; and

•	Development of the Digimarc Mobile reader prototype in support of publishing applications.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

We allocate certain costs of research, development and engineering to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our stock compensation plan.

We record all remaining, or “residual,” costs as research, development and engineering costs.

Research, development and engineering expense for the three-month period remained relatively constant. We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels in the near term to support certain ongoing product initiatives and service contracts, and expect to moderate spending in the longer term.

General and administrative

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Increase	Percent Increase
General and administrative	$1,885	$1,628	$257	16%
General and administrative (as % of total revenue)	19%	37%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this line item as well as to costs of services, sales and marketing, and research development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and related costs;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in general and administrative expenses for the three-month period resulted primarily from:

•	increased stock-based compensation of $0.1 million related to a second layer of stock-based award grants, and

•	increased legal fees of $0.1 million related to litigation activity associated with our intellectual property marketing efforts.

We anticipate that we will continue to incur general and administrative expenses at least at existing levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Decrease	Percent Decrease
Intellectual property	$257	$277	$20	7%
Intellectual property (as % of total revenue)	3%	6%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks:

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and related costs of attorneys and legal assistants;

•	third party costs including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses for the three-month period remained relatively constant, however can vary from period to period based on the level of capitalized patent activity. We anticipate that we will continue to invest in intellectual property expenses at existing or higher levels.

Stock-based compensation

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$97	$49	$48	98%
Sales and marketing	42	52	(10)	(19)%
Research, development and engineering	70	44	26	59%
General and administrative	507	404	103	25%
Intellectual property	24	17	7	41%

Total	$740	$566	$174	31%

The increase in stock-based compensation expense for the three-month period was primarily due to an additional layer of stock-based awards being expensed pursuant to Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation.” We anticipate incurring an additional $7.7 million in stock-based compensation expense through March 2014 for awards outstanding as of March 31, 2010. The future effect of the adoption of this standard on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards are based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise of the awards.

Other income (expenses), net

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$(457)	$—	$457	457%
Interest income, net	63	175	112	64%
Other	(2)	(2)	—	0%

Total	$(396)	$173	$569	329%

Other income (expenses), net consists primarily of the net losses from the joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from our cash and short- and long-term marketable securities.

The decrease in other income, net for the three-month period resulted primarily from the net losses of $377 and $80 from TVaura LLC and TVaura Mobile LLC, respectively, and lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

Provision for Income Taxes.

There was no provision for income taxes of Digimarc, other than foreign withholding taxes, for the three-month period ended March 31, 2010 since the estimated effective tax rate for the period ending December 31, 2010 is expected to be zero, with the exception of foreign withholding tax.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	(in thousands)
Working capital	$47,618	$43,503
Current (liquidity) ratio(1)	16.3:1	12.7:1
Cash, cash equivalents and short-term marketable securities	$47,146	$42,786

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $4.1 million increase in working capital at March 31, 2010 compared to December 31, 2009 resulted primarily from the revenue and related profit contribution from the Arbitron licensing arrangement, offset by investments in our business for both capital and intellectual property initiatives and cash contributions to the joint ventures with The Nielsen Company.

Operating Cash Flow. The components of operating cash flows were:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$3,776	$(809)	$4,585	567%
Non-cash items	1,363	701	662	94%
Changes in operating assets and liabilities	242	848	(606)	(71)%

Net cash provided by operating activities	$5,381	$740	$4,641	627%

Net income (loss).

The increase in operating results for the three-month period reflects higher revenues primarily related to the licensing arrangement with Arbitron.

Non-cash items.

The increase in non-cash items for the three-month period was primarily the result of the net losses from the joint ventures and an additional layer of stock-based awards.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the three-month period related to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	a decrease in compensation related liabilities related to accrued bonuses at year-end that were paid compared to none accrued in the current year.

The primary changes in the operating assets and liabilities for the prior year period relate to:

•	collection of advanced billings, as provided in our contracts with customers; offset by

•	the amortization of deferred revenues.

Cash flows from investing activities.

The primary changes in the investing activities for the three-month period and the same period in the prior year related to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process;

•	investments made in joint ventures; and

•	net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The primary changes in the financing activities for the three-month period related to purchases of common stock as part of the restricted stock award agreements to satisfy tax withholding obligations, partially offset by the exercise of stock options.

The primary changes in the financing activities for the same period in the prior year were the result of payments under capital lease obligations.

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

Contractual Obligations

Pursuant to the terms of the joint venture agreements with Nielsen, we will contribute $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $4.9 million is outstanding as of March 31, 2010.

Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $1.3 million as of March, 31, 2010 and are payable in monthly installments through March 2013. Other than as described above, as of March 31, 2010 there have been no material changes in the contractual obligations disclosed in our 2009 Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Standards Update

See the disclosure related to Accounting Standards Update (“ASU”) set forth in Part 1, Item 1. under Note 2 Recent Accounting Standards Update” of this Quarterly Report on Form 10-Q

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward- looking statements include but are not limited to statements relating to:

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

•	anticipated levels of backlog and bid activity in future periods;

•	protection of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item1A (“Risk Factors”) of our 2009 Annual Report.

We believe that the risk factors contained in Part I, Item 1A of our 2009 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part 1, Item 7A of our 2009 Annual Report have not changed materially.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. On July 15, 2009, Digimarc notified Arbitron that its PPM technology may infringe Digimarc’s patents and provided examples of potential relevance of nine Digimarc patents. As a result, Arbitron filed a Declaratory Judgment action against us in the US District Court in Delaware on August 13, 2009 (Civil Action Number 1:2009cv00604) in which Arbitron sought a declaratory judgment that these nine patents were invalid and that Arbitron did not infringe these patents. The case was dismissed by Arbitron in March of 2010 as part of a settlement of the litigation and license from Digimarc to Arbitron. On November 16, 2009, Digimarc filed suit in the U.S. District Court for the District of Oregon (Civil Action No. 3:09-cv-1355-KI), alleging patent infringement against Shazam Entertainment Ltd (asserting that Shazam’s music identification technology infringes three Digimarc patents). Service of Digimarc’s Complaint was completed in March 2010. Digimarc filed an amended complaint on April 7, 2010, asserting that Shazam is infringing six Digimarc patents. With the filing of the amended complaint, Shazam’s answer will be due no earlier than May 2010.

Item 1A.	Risk Factors

Detailed information about risk factors that may affect actual results are set forth in Part I, Item 1A thereof (“Risk Factors”) of our 2009 Annual Report.

The risks and uncertainties described in our 2009 Annual Report, are those risks of which we are aware, that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth in our 2009 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. For the three-month period ended March 31, 2010, we made no purchases under this program. We have paid $1.6 million to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception. In April 2010, the Board of Directors approved an extension of the stock repurchase program through April 30, 2011.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2010:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
January 1, 2010 to January 31, 2010	—		—	—	$3.4 million
Month 2
February 1, 2010 to February 28, 2010	—		—	—	$3.4 million
Month 3
March 1, 2010 to March 31, 2010	1,149	(1)	$18.91	—	$3.4 million

Total	1,149	(1)	$18.91	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010	DIGIMARC CORPORATION

	By:	/s/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)