Form 10-Q
period 2010-06-30
Digimarc CORP
filed 2010-07-30
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34108

DIGIMARC CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	26-2828185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 26, 2010, there were 7,302,499 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	June 30, 2010	December 31, 2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,825	$8,884
Marketable securities	38,757	33,902
Trade accounts receivable, net	2,393	3,570
Other current assets	1,018	872

Total current assets	49,993	47,228
Property and equipment, net	948	1,114
Intangibles, net	1,826	1,302
Investments in joint ventures	791	409
Other assets, net	450	430

Total assets	$54,008	$50,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$819	$1,407
Deferred revenue	1,972	2,318

Total current liabilities	2,791	3,725
Long-term liabilities	168	99

Total liabilities	2,959	3,824
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock (10,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	50	50
Common stock (7,302,499 and 7,205,701 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	7	7
Additional paid-in capital	50,793	49,283
Retained earnings (accumulated deficit)	199	(2,681)

Total stockholders’ equity	51,049	46,659

Total liabilities and stockholders’ equity	$54,008	$50,483

(1)	Derived from the Company’s December 31, 2009 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue:
Service	$2,918	$2,585	$6,432	$5,055
License and subscription	2,330	1,739	9,008	3,698

Total revenue	5,248	4,324	15,440	8,753
Cost of revenue:
Service	1,483	1,480	3,283	2,897
License and subscription	57	48	114	116

Total cost of revenue	1,540	1,528	3,397	3,013
Gross profit	3,708	2,796	12,043	5,740
Operating expenses:
Sales and marketing	759	728	1,500	1,473
Research, development and engineering	1,321	1,217	2,580	2,488
General and administrative	1,687	1,448	3,572	3,076
Intellectual property	319	217	576	494

Total operating expenses	4,086	3,610	8,228	7,531

Operating income (loss)	(378)	(814)	3,815	(1,791)
Other income (expenses)
Net loss from joint ventures	(561)	—	(1,018)	—
Other	61	140	122	313

Other income (expenses), net	(500)	140	(896)	313

Income (loss) before provision for income taxes	(878)	(674)	2,919	(1,478)
Provision for income taxes	(18)	(4)	(39)	(9)

Net income (loss)	$(896)	$(678)	$2,880	$(1,487)

Earnings (loss) per share:
Net income (loss) per share—basic	$(0.13)	$(0.09)	$0.41	$(0.21)
Net income (loss) per share—diluted	$(0.13)	$(0.09)	$0.39	$(0.21)
Weighted average shares outstanding—basic	7,097	7,158	7,097	7,158
Weighted average shares outstanding—diluted	7,097	7,158	7,403	7,158

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

					Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$48,401
Exercise of stock options	—	—	28,343	—	273	—	273
Issuance of restricted common stock	—	—	22,200	—	—	—	—
Purchase and retirement of common stock	—	—	(124,284)	—	(1,737)	—	(1,737)
Stock-based compensation	—	—	—	—	2,479	—	2,479
Net loss	—	—	—	—	—	(2,757)	(2,757)

BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	833	—	8	—	8
Issuance of restricted common stock	—	—	99,060	—	—	—	—
Purchase and retirement of common stock	—	—	(3,095)	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	1,527	—	1,527
Net income	—	—	—	—	—	2,880	2,880

BALANCE AT JUNE 30, 2010	10,000	$50	7,302,499	$7	$50,793	$199	$51,049

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income (loss)	$2,880	$(1,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	327	276
Stock-based compensation	1,505	1,160
Net loss from joint ventures	1,018	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,177	1,130
Other current assets	(146)	(45)
Other assets, net	(20)	(225)
Accounts payable and other accrued liabilities	(519)	(70)
Deferred revenue	(346)	(513)

Net cash provided by operating activities	5,876	226
Cash flows from investing activities:
Purchase of property and equipment	(129)	(214)
Capitalized patent costs	(534)	(428)
Investments in joint ventures	(1,400)	—
Sale or maturity of marketable securities	44,714	15,685
Purchase of marketable securities	(49,569)	(22,603)

Net cash used in investing activities	(6,918)	(7,560)
Cash flows from financing activities:
Issuance of common stock	8	—
Purchase of common stock	(25)	—
Principal payments under capital lease obligations	—	(8)

Net cash used in financing activities	(17)	(8)

Net increase (decrease) in cash and cash equivalents	(1,059)	(7,342)
Cash and cash equivalents at beginning of period	8,884	18,928

Cash and cash equivalents at end of period	$7,825	$11,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$39	$9
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$22	$19

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

Pursuant to the terms of the agreements and Accounting Standards Codification (“ASC”) 810 “Consolidation,” the joint ventures will not be consolidated with the Company.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. Examples of these include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets and patent costs, contingencies and litigation, stock-based compensation and allowance for doubtful accounts. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Specifically, on the balance sheet, “accrued payroll and related costs” and “accrued merger related liabilities” line items have been reclassed with “accounts payable and other accrued liabilities.” On the statement of operations, “transitional services” line item has been reclassed with “general and administrative.”

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

ASC 825 “Financial Instruments” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through June 30, 2010, the Company has not recognized the net change in fair value of its financial assets and liabilities.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, short- and long-term marketable securities, accounts receivable, accounts payable and accrued payroll approximate their carrying values due to the short-term nature of these instruments. These items are valued using either Level 1 or Level 2 inputs.

The Company recorded marketable securities at amortized cost of $43,756, of which $4,999 is included in cash and cash equivalents, which approximates fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of June 30, 2010, the cost and fair value of the Company’s money market funds were each equal to $2,807.

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with its principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash and cash equivalents or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U. S. federal agencies, which have no limits, at the time of purchase. The investment policy also limits Digimarc’s credit exposure by limiting the maximum of 40%, or $15,000, whichever is greater, to be invested in any one industry category, e.g., financial or energyindustries. As a result, Digimarc’s credit risk associated with cash and investments is believed to be minimal.

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

Stock-Based Compensation

ASC 718 “Compensation – Stock Compensation” requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock based on estimated fair values.

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

2. Recent Accounting Standards Update

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the potential impact that adoption of this standard will have on its financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described below). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Domestic	$2,103	$1,777	$9,343	$3,553
International	3,145	2,547	6,097	5,200

Total	$5,248	$4,324	$15,440	$8,753

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Central Banks	47%	54%	32%	52%
Arbitron	—	—	29%	—
The Nielsen Company	17%	31%	12%	30%
TVaura LLC	13%	—	*	—
Civolution	11%	*	*	*

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

Expected Volatility. The Company estimates the initial volatility of its common stock at the date of grant based on a 50/50 blend of the Company’s own historical volatility and an independent analysis of a peer group’s historical volatility of its common stock using the Black-Scholes option valuation model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award.

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

Expected Forfeitures. The Company uses a zero forfeiture for both the stock options granted to employees, which vest monthly, and the stock options granted to the Company’s directors. Initial option grants, made to new directors, vest 50% on the first anniversary of the date of grant and then monthly thereafter and which the annual option grants, made to continuing directors, vest monthly. The Company records stock-based compensation expense only for those awards that are expected to vest, including awards made to directors who are expected to continue with the Company through the year following the date of grant. Forfeitures that occur during the month are not expensed.

A summary of the weighted average assumptions and results for options granted as follows:

	2010	2009
Expected life (in years)	5.2 - 6.0	5.64
Expected volatility	52% - 55%	70.45%
Risk-free interest rate	2.5% - 3.0%	2.17%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

Stock-based Compensation

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Stock-based compensation:
Cost of revenue	$91	$50	$188	$99
Sales and marketing	49	50	91	102
Research, development and engineering	76	49	146	93
General and administrative	527	429	1,034	833
Intellectual property	22	16	46	33

Stock-based compensation expense	765	594	1,505	1,160
Capitalized to patent costs	11	11	22	19

Total stock-based compensation	$776	$605	$1,527	$1,179

At June 30, 2010, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, 763,384 non-vested stock options and 205,160 shares of restricted common stock outstanding. As of June 30, 2010, the Company had $7,213 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.33 years and 1.88 years, respectively, through May 2014.

Stock Option Activity

As of June 30, 2010, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 1.3 million shares were outstanding, and options to purchase an additional 0.9 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended June 30, 2010:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2010	1,276,490	$10.11
Options granted	30,000	$18.01
Options exercised	—	—
Options canceled or expired	—	—

Outstanding at June 30, 2010	1,306,490	$10.29	8.48 years

Exercisable at June 30, 2010	543,106	$9.85	8.40 years

Six-months ended June 30, 2010:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	1,167,323	$9.65
Options granted	140,000	$15.64
Options exercised	(833)	$9.64
Options canceled or expired	—	—

Outstanding at June 30, 2010	1,306,490	$10.29	8.48 years

Exercisable at June 30, 2010	543,106	$9.85	8.40 years

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,136,490	8.33	$9.64	496,649	$9.64
$9.91	30,000	8.84	$9.91	30,000	$9.91
$14.99	110,000	9.51	$14.99	11,457	$14.99
$18.01	30,000	9.84	$18.01	5,000	$18.01

$9.64 - $14.99	1,306,490	8.48	$10.29	543,106	$9.85

At June 30, 2010, the aggregate intrinsic value of outstanding and exercisable stock options was $11,054 and $4,836, respectively. The aggregate intrinsic value is based on the closing price of $18.75 per share of Digimarc common stock on June 30, 2010, which would have been received by the optionees had all of the options with exercise prices less than $18.75 per share been exercised on that date.

The estimated average fair value of outstanding stock options was $6.48 per share at June 30, 2010.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2010:	Number of Shares
Unvested balance, March 31, 2010	207,190
Granted	120
Vested	(350)
Canceled	(1,800)

Unvested balance, June 30, 2010	205,160

Six-months ended June 30, 2010:	Number of Shares
Unvested balance, December 31, 2009	111,000
Granted	99,060
Vested	(3,100)
Canceled	(1,800)

Unvested balance, June 30, 2010	205,160

6. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	June 30, 2010	December 31, 2009
Trade accounts receivable	$2,393	$3,570
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,393	$3,570

Unpaid deferred revenues included in accounts receivable	$969	$1,926

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

Major customers

Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	June 30, 2010	December 31, 2009
Central Banks	29%	38%
The Nielsen Company	38%	25%
Civolution	20%	*

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

Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life or the lease term.

	June 30, 2010	December 31, 2009
Office furniture fixtures	$294	$291
Equipment	1,276	1,150
Leasehold improvements	423	423

	1,993	1,864
Less accumulated depreciation and amortization	(1,045)	(750)

	$948	$1,114

8. Intangible Assets—Purchase and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	June 30, 2010	December 31, 2009
Gross intangible assets	$1,895	$1,339
Accumulated amortization	(69)	(37)

Intangible assets, net	$1,826	$1,302

9. Other Income (Expenses), Net

Other income (expenses), net consists primarily of the net losses from the Company’s joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from the Company’s cash and short- and long-term marketable securities.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss from joint ventures	$(561)	$—	$(1,018)	$—
Interest income, net	64	137	127	312
Other	(3)	3	(5)	1

Total	$(500)	$140	$(896)	$313

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

The Company is subject from time to time to legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2010, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. In accordance with ASC 450, no accrual has been recorded because the amounts are not probable or reasonably estimatable.

12. Stock Repurchases

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of Digimarc’s common stock through either periodic open-market or private transactions at then prevailing market prices through April 30, 2010. In April 2010, the Board of Directors approved an extension of the stock repurchase program through April 30, 2011. For the three- and six-month period ended June 30, 2010, the Company made no purchases under this program. The Company has paid $1,560 to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception.

As part of the Company’s 2008 Stock Incentive Plan, restricted stock shares are awarded to certain employees. Pursuant to the terms of the restricted stock award agreement, the Company withheld (purchased) from fully vested shares of common stock otherwise deliverable to any employee, a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares. A total of 350 shares and 3,100 shares of restricted stock vested in the three- and six-month periods ended June 30, 2010, and 146 and 1,295 shares of common stock were withheld (purchased) by the Company, in satisfaction of $3 and $25 in required withholding tax liability, respectively.

13. Related Party Transactions

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
TVaura LLC:
Capital contributions	$400	$—	$800	$—
Revenue(1)	$682	$—	$1,374	$—
Net loss	$372	$—	$749	$—

TVaura Mobile LLC:
Capital contributions	$300	$—	$600	$—
Revenue	$—	$—	$—	$—
Net loss	$189	$—	$269	$—

(1)	Technical and development services

	June 30, 2010	December 31, 2009
TVaura LLC:
Accounts Receivable	$234	$190
Accounts Payable	$—	$—

TVaura Mobile LLC:
Accounts Receivable	$—	$2
Accounts Payable	$—	$—

Summarized financial data for TVaura LLC:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Sales and marketing	92	—	133	—
Research and development	625	—	1,304	—
General and administrative	13	—	33	—
Operating Income (loss)	(730)	—	(1,470)	—
Net income (loss)	(730)	—	(1,469)	—

14. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company is required to evaluate subsequent events through the date on which financial statements are issued. Subsequent events were evaluated through the date the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 was filed with the Securities and Exchange Commission.

15. Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30
2010
Service revenue	$3,514	$2,918
License and subscription revenue	6,678	2,330

Total revenue	10,192	5,248
Total cost of revenue	1,857	1,540
Gross profit	8,335	3,708
Gross profit percent, service revenue	49%	49%
Gross profit percent, license and subscription revenue	99%	98%
Gross profit percent, total	82%	71%
Sales and marketing	741	759
Research, development and engineering	1,259	1,321
General and administrative	1,885	1,687
Intellectual property	257	319
Operating income (loss)	4,193	(378)
Net income (loss)	3,776	(896)
Earnings (loss) per share:
Net income per share—basic	$0.53	$(0.13)
Net income per share—diluted	$0.51	$(0.13)
Weighted average shares outstanding—basic	7,096	7,097
Weighted average shares outstanding—diluted	7,387	7,097

Quarter ended:	March 31	June 30	September 30	December 31
2009
Service revenue	$2,470	$2,585	$2,827	$2,963
License and subscription revenue	1,959	1,739	1,942	2,586

Total revenue	4,429	4,324	4,769	5,549
Total cost of revenue	1,485	1,528	1,541	1,747
Gross profit	2,944	2,796	3,228	3,802
Gross profit percent, service revenue	43%	43%	47%	43%
Gross profit percent, license and subscription revenue	97%	97%	98%	98%
Gross profit percent, total	66%	65%	68%	69%
Sales and marketing	745	728	753	808
Research, development and engineering	1,271	1,217	1,191	1,310
General and administrative	1,628	1,448	1,521	1,702
Intellectual property	277	217	262	257
Operating loss	(977)	(814)	(499)	(275)
Net loss	(809)	(678)	(687)	(583)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)	$(0.10)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,158	7,158	7,134	7,103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) and in the audited financial statements and related notes included in our 2009 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

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

Our growth strategy continues to focus on both our government and commercial businesses. We plan additional investment in research and development of a commercial mobile platform that boosts device specific capabilities.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 600 U.S. and foreign patents and more than 420 U.S. and foreign patent applications on file as of June 30, 2010.

As part of our intellectual property marketing initiative and patent evaluation process, significant consideration is given to the identification of potential infringers, the longevity of the patented technology and a variety of other factors that directly impact the magnitude and potential success of our licensing program. Our intellectual property department and outside patent attorneys are experienced in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technology in their products or services. These presentations can take place in a non-adversarial business setting, or can occur in litigation. We prefer to execute patent licensing arrangements with users of our patented technology without filing patent infringement litigation, but will do so through the negotiation of settlement arrangements in connection with the filing of patent infringement litigation.

We believe recent intellectual property licensing initiatives we have commenced represent substantial opportunities for us to grow our license and subscription revenues and, to a lesser extent, our service revenues. These initiatives, however, may require additional investment in our intellectual property enforcement program.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2010 and all changes discussed with respect to such periods reflect changes compared to the three- and six-month periods ended June 30, 2009.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue:
Service	56%	60%	42%	58%
License and subscription	44	40	58	42

Total revenue	100	100	100	100
Cost of revenue:
Service	28	34	21	33
License and subscription	1	1	1	1

Total cost of revenue	29	35	22	34
Gross profit	71	65	78	66
Operating expenses:
Sales and marketing	15	17	10	17
Research, development and engineering	25	28	16	28
General and administrative	32	34	23	35
Intellectual property	6	5	4	6

Total operating expenses	78	84	53	86

Operating income (loss)	(7)	(19)	25	(20)

Other income (expense), net	(10)	3	(6)	3

Income (loss) before provision for income taxes	(17)	(16)	19	(17)
Provision for income taxes	—	—	—	—

Net income (loss)	(17)%	(16)%	19%	(17)%

Our revenue for the three- and six-month periods ended June 30, 2010 increased 21% to $5.2 million from $4.3 million and 76% to $15.4 million from $8.8 million, respectively, for the prior periods. The increases were primarily the result of royalty revenues from Civolution that exceeded expectations, the receipt of $4.5 million in connection with the licensing arrangement with Arbitron, completion of government contracts that are non-linear in nature and increased program work from the Central Banks.

Revenue

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
Revenue:
Service	$2,918	$2,585	$333	13%	$6,432	$5,055	$1,377	27%
License and subscription	2,330	1,739	591	34%	9,008	3,698	5,310	144%

Total	$5,248	$4,324	$924	21%	$15,440	$8,753	$6,687	76%

Revenue (as % of total revenue):
Service	56%	60%			42%	58%
License and subscription	44%	40%			58%	42%

Total	100%	100%			100%	100%

We derive our revenue primarily from:

1)	the provision of development services to the Central Banks, TVaura LLC, a joint venture between Digimarc and The Nielsen Company (“Nielsen”), from July 2009, Nielsen between October 2007 and June 2009 and other government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, Nielsen, the TVaura LLC joint venture and other government agencies. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, are less linear in billings and less predictable than our longer terms contracts because the contracts with other government agencies are subject to government budgets and funding.

The increase in service revenue for the three-month period ended June 30, 2010, compared to the corresponding three-month period ended June 30, 2009, was due primarily to increased services under our joint venture agreement with Nielsen and increased program work from the Central Banks.

The increase in service revenue for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, was due primarily to the completion of government contracts that are non-linear in nature, increased program work from the Central Banks and increased services under our joint venture agreement with Nielsen.

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

The increase in license and subscription revenue for the three-month period ended June 30, 2010, compared to the corresponding three-month period ended June 30, 2009, was due primarily to increased royalties from licensees.

The increase in service revenue for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, was due primarily to the licensing arrangement with Arbitron and increased royalties from other licensees.

Revenue by Geography

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$2,103	$1,777	$326	18%	$9,343	$3,553	$5,790	163%
International	3,145	2,547	598	23%	6,097	5,200	897	17%

Total	$5,248	$4,324	$924	21%	$15,440	$8,753	$6,687	76%

Revenue (as % of total revenue):
Domestic	40%	41%			61%	41%
International	60%	59%			39%	59%

Total	100%	100%			100%	100%

Domestic revenue increased for the three-month period ended June 30, 2010, compared to the corresponding three-month period ended June 30, 2009, primarily due to the licensing agreement and the services under our joint venture agreement with Nielsen.

The increase in domestic revenue for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, was due primarily to the licensing arrangement with Arbitron, the completion of government contracts and revenues received under the licensing and joint venture agreements with Nielsen.

International revenue increased for the three- and six-month periods ended June 30, 2010, compared to the corresponding three-and six-month periods ended June 30, 2009, primarily due to increased royalties from licensees and increased revenue from the Central Banks. We anticipate revenue growth for the remainder of 2010, compared to the same period in 2009 from our existing customers and from new customers as we expand the marketing and monetization of our intellectual property portfolio.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software; and

•	travel costs directly attributable to service and development contracts.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue paid to by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and, to a lesser extent,

•	amortization of capitalized patent costs.

Gross Profit

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
Gross Profit:
Service	$1,435	$1,105	$330	30%	$3,149	$2,158	$991	46%
License and subscription	2,273	1,691	582	34%	8,894	3,582	5,312	148%

Total	$3,708	$2,796	$912	33%	$12,043	$5,740	$6,303	110%

Gross Profit (as % of related revenue components):
Service	49%	43%			49%	43%
License and subscription	98%	97%			99%	97%
Total	71%	65%			78%	66%

The increase in gross profit for the three-month period ended June 30, 2010, compared to the corresponding three—month period ended June 30, 2009, was primarily due to increased service revenue under our joint venture agreement with Nielsen and our agreement with the Central Banks and increased royalty revenues from Civolution.

The increase in gross profit for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, primarily reflected the impact of the licensing arrangement with Arbitron and other licensees, and the completion of government contracts.

The increase in gross profit as a percentage of revenue for the three-month period ended June 30, 2010, compared to the corresponding three-month period ended June 30, 2009, were due primarily to favorable margins from our government (including the Central Banks) and Nielsen joint venture contracts due primarily to improved labor utilization from the variable component of our costs of services and from financial leverage arising from higher revenues without corresponding increases in the fixed portion of our costs of services.

The increase in gross profit as a percentage of revenue for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, were due primarily to favorable margins from our government contracts, improved labor utilization and from financial leverage noted above, and increased revenues attributed to the licensing arrangement with Arbitron and other licensees.

Operating Expenses

Sales and marketing

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
Sales and marketing	$759	$728	$31	4%	$1,500	$1,473	$27	2%
Sales and marketing (as % of total revenue)	15%	17%			10%	17%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

Sales and marketing expense for the three- and six-month periods ended June 30, 2010, compared to the corresponding three-and six-month periods ended June 30, 2009, remained relatively constant.

We anticipate that we will continue to incur sales and marketing costs at existing or higher levels to support ongoing sales initiatives.

Research, development and engineering

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
Research, development and engineering	$1,321	$1,217	$104	9%	$2,580	$2,488	$92	4%
Research, development and engineering (as % of total revenue)	25%	28%			16%	28%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

•	Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	Mobile platform creation to leverage device specific capabilities (e.g. instruction sets and GPUs).

•	Product Development:

•	Migration of applications to new platforms, specifically linking Digimarc for Images (formerly known as ImageBridge) to DGSDK and Digimarc Mobile;

•	Updating Digimarc for Images Plug-Ins for Photoshop CS5, including new interfaces and translation into 27 languages; and

•	Development of the Digimarc Mobile reader prototype in support of publishing applications.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

Research, development and engineering expense for the three- and six-month periods ended June 30, 2010, compared to the corresponding three- and six-month periods ended June 30, 2009, resulted primarily from increased headcount and employee compensation-related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue, and to increase our investment in research and development.

We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels in the near term to support certain ongoing product initiatives and service contracts.

General and administrative

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
General and administrative	$1,687	$1,448	$239	17%	$3,572	$3,076	$496	16%
General and administrative (as % of total revenue)	32%	34%			23%	35%

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

The increases in general and administrative expenses for the three-month period ended June 30, 2010, compared to the corresponding three-month period ended June 30, 2009, resulted primarily from:

•	increased stock-based compensation of $0.1 million related to a additional layers of stock-based award grants, and

•

increased expenses of $0.1 million related primarily to litigation activity associated with our intellectual property marketing efforts, and to a lesser extent costs related to our proxy and investor initiatives.

The increases in general and administrative expenses for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, resulted primarily from:

•	increased stock-based compensation of $0.2 million related to a additional layers of stock-based award grants, and

•	increased legal fees of $0.2 million related primarily to litigation activity associated with our intellectual property marketing efforts.

We anticipate that we will continue to incur general and administrative expenses at least at existing levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase	Percent Increase	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase	Percent Increase
Intellectual property	$319	$217	$102	47%	$576	$494	$82	17%
Intellectual property (as % of total revenue)	6%	5%			4%	6%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel, and translation costs, each incurred in the patent process;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses for the three- and six-month periods ended June 30, 2010, compared to the corresponding three- and six-month periods ended June 30, 2009, resulted primarily from legal and maintenance related costs associated with our patent registration activity.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

We anticipate that we will continue to incur intellectual property expenses at existing or higher levels.

Stock-based compensation

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$91	$50	$41	82%	$188	$99	$89	90%
Sales and marketing	49	50	(1)	(2)%	91	102	(11)	(11)%
Research, development and engineering	76	49	27	55%	146	93	53	57%
General and administrative	527	429	98	23%	1,034	833	201	24%
Intellectual property	22	16	6	38%	46	33	13	39%

Total	$765	$594	$171	29%	$1,505	$1,160	$345	30%

The increase in stock-based compensation expense for the three- and six-month periods ended June 30, 2010, compared to the corresponding three- and six-month periods ended June 30, 2009, was primarily due to an additional layer of stock-based awards being expensed pursuant to Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation.” We anticipate incurring an additional $7.2 million in stock-based compensation expense through June 2014 for awards outstanding as of June 30, 2010. The future effect of stock-based compensation on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards are based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise of the awards.

Other income (expenses), net

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$(561)	$—	$(561)	—	$(1,018)	$—	$(1,018)	—%
Interest income, net	64	137	(73)	(53)%	127	312	(185)	(59)%
Other	(3)	3	(6)	(200)%	(5)	1	(6)	(600)%

Total	$(500)	$140	$(640)	(457)%	$(896)	$313	$(1,209)	386%

Other income (expenses), net consists primarily of the net losses from the joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from our cash and short- and long-term marketable securities.

The decrease in other income (expense), net for the three- and six-month periods ended June 30, 2010, compared to the corresponding three- and six-month periods ended June 30, 2009, resulted primarily from the net losses of $372 and $749 from TVaura LLC and $189 and $269 from TVaura Mobile LLC, respectively, and lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

Provision for Income Taxes

There was no provision for income taxes of Digimarc, other than foreign withholding taxes, for the three- and six-month periods ended June 30, 2010 since the estimated effective tax rate for the period ending December 31, 2010 is expected to be zero, with the exception of foreign withholding tax.

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	(in thousands)
Working capital	$47,202	$43,503
Current (liquidity) ratio(1)	17.9:1	12.7:1
Cash, cash equivalents and short-term marketable securities	$46,582	$42,786

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $3.7 million increase in working capital at June 30, 2010 compared to December 31, 2009 resulted primarily from increased revenues, the majority associated with the revenue and related profit contribution from the Arbitron licensing arrangement, offset by investments in our business for both capital and intellectual property initiatives and cash contributions to the joint ventures with The Nielsen Company.

Operating Cash Flow. The components of operating cash flows were:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$2,880	$(1,487)	$4,367	294%
Non-cash items	2,850	1,436	1,414	98%
Changes in operating assets and liabilities	146	277	(131)	(47)%

Net cash provided by operating activities	$5,876	$226	$5,650	2,500%

Net income (loss).

The increase in operating results for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, reflects higher revenues, primarily attributable to revenue received under the licensing arrangement with Arbitron.

Non-cash items.

The increase in non-cash items for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, was primarily the result of the net losses from the joint ventures and an additional layer of stock-based awards.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, related to:

•	collection of advanced billings, as provided in our contracts with customers; offset by

•

a reduction in compensation related liabilities related to accrued bonuses at year-end that were paid compared with no bonus accrual at June 30, 2010, as a result of the elimination of the bonus program.

The primary changes in the operating assets and liabilities for the prior year period relate to:

•	collection of advanced billings, as provided in our contracts with customers; offset by

•	the recognition of deferred revenues.

Cash flows from investing activities.

The primary changes in the investing activities for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, related to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process;

•	investments made in joint ventures; and

•	net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The primary changes in the financing activities for the six-month period ended June 30, 2010, compared to the corresponding six-month period ended June 30, 2009, related to purchases of common stock as part of the restricted stock award agreements to satisfy tax withholding obligations, partially offset by the exercise of stock options.

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

Contractual Obligations

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $4.2 million was outstanding as of June 30, 2010.

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 with rent payments totaling $5.3 million.

Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $5.2 million as of June 30, 2010 and are payable in monthly installments through August 2016. Other than as described above, as of June 30, 2010 there have been no material changes in the contractual obligations disclosed in our 2009 Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Recent Accounting Standards Update

See the disclosure related to Accounting Standards Update (“ASU”) set forth in Part 1, Item 1, under Note 2 Recent Accounting Standards Update” of this Quarterly Report on Form 10-Q.

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

•	our ability to improve margins;

•	anticipated expenses, costs, margins and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	our profitability in future periods;

•	business opportunities that could require us to seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our ability to fund our working capital needs through cash flow from operations;

•	our use of cash in upcoming quarters;

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. On November 16, 2009, Digimarc filed suit in the U.S. District Court for the District of Oregon (Civil Action No. 3:09-cv-1355-KI), alleging patent infringement against Shazam Entertainment Ltd., asserting that Shazam’s music identification technology infringes three Digimarc patents. We served the complaint in March 2010. Digimarc filed an amended complaint on April 7, 2010, asserting that Shazam is infringing six Digimarc patents. Digimarc dismissed its suit without prejudice on June 16, 2010.

Item 1A.	Risk Factors.

Detailed information about risks that may affect our business, financial condition, results of operations, or cash flows are set forth in Part I, Item 1A thereof (“Risk Factors”) of our 2009 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended June 30, 2010:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
April 1, 2010 to April 30, 2010	—		—		—	$3.4 million	(2)
Month 2
May 1, 2010 to May 31, 2010	146	(1)	$18.20	(1)	—	$3.4 million	(2)
Month 3
June 1, 2010 to June 30, 2010	—		—		—	$3.4 million	(2)

Total	146	(1)	$18.20	(1)	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.
(2)	In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In April 2010, the Board of Directors approved an extension of the stock repurchase program through April 30, 2011. For the three- and six-month periods ended June 30, 2010, we made no purchases under this program. We have paid $1.6 million to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception, and $3.4 million remains available to repurchase common stock under the stock repurchase program.

Item 5.	Other Information.

In May 2010, the Company entered into an amendment to the lease for its corporate offices located in Beaverton, Oregon. The original lease term was to expire in August 2011. The amendment extended the lease term through August 2016, with rent payments totaling $5.3 million, and provided an additional lessee improvement allowance of $0.4 million. The lease, as amended, is attached as Exhibit 10.1

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108)).

3.1	Articles of Incorporation of Digimarc Corporation, an Oregon corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108)).

3.2	Bylaws of Digimarc Corporation, an Oregon corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108)).

10.1	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010	DIGIMARC CORPORATION

	By:	/s/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)