Form 10-K/A
period 2009-12-31
Digimarc CORP
filed 2010-08-06
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A for its 2010 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Customers and Business Partners

Our revenues are generated through commercial and government applications of our technology. We generate a majority of our revenue from service and license fees paid to us under significant long-term contracts with the Central Banks, Nielsen and our joint venture with Nielsen, TVaura LLC. The remainder of our revenues are generated primarily from patent and technology license fees and royalties paid by commercial business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world. Patent and technology licensing is expected to continue to contribute most of the revenues from our non-government customers for the foreseeable future.

In 2009, revenues from government contracts accounted for approximately 50% of total revenue, and revenues generated under our contract with the Central Banks accounted for approximately 91% of revenue generated under all of our government contracts. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business.

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

PART II

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2009, which has been derived from audited financial statements as of December 31, 2009, 2008, 2007, 2006, and 2005, as of August 1, 2008 and for the period January 1, 2008 through August 1, 2008, and for the period August 2, 2008 through December 31, 2008 and years ended December 31, 2009, 2007, 2006 and 2005. In our opinion, the information derived from our unaudited financial statements is presented on a basis consistent with the information in our audited financial statements. The selected financial information presented may not reflect the results of operations or financial condition that would have resulted had we been operating as an independent, publicly-traded company during the periods presented, and is not necessarily indicative of our future performance as an independent company. See “Risk Factors.”

Statement of Operations Data (1)

	Successor	Successor	Predecessor	Total*	Predecessor	Predecessor	Predecessor
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31,
				2008	2007	2006	2005
Operating revenues	$19,071	$7,832	$11,950	$19,782	$13,025	$11,071	$11,119
Gross profit percentage	67%	70%	69%	70%	69%	66%	69%
Operating income (loss)	$(2,565)	$(357)	$836	$479	$(1,310)	$(3,908)	$(5,770)
Net income (loss)	$(2,757)	$76	$1,415	$1,491	$55	$(2,687)	$(4,842)
Earnings (loss) per share:
Net income (loss) per share—basic and diluted	$(0.39)	$0.01
Weighted average shares outstanding—basic and diluted	7,140	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic and diluted			$0.20	$0.21	$0.01	$(0.38)	$(0.68)
Weighted average shares outstanding—basic and diluted			7,143	7,143	7,143	7,143	7,143

*	Used for comparative purposes

Balance Sheet Data (1)

	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
				Year Ended December 31,
	Year Ended December 31, 2009	As of December 31, 2008	As of August 1, 2008	2007	2006	2005
Cash, cash equivalents and short-term marketable securities	$42,786	$40,168	$54,749	$32,713	$33,073	$31,982
Long-term marketable securities	$—	$5,744	$—	$—	$—	$—
Total assets	$50,483	$52,441	$64,111	$38,451	$37,658	$36,896
Long-term liabilities	$99	$257	$237	$215	$294	$295
Redeemable preferred stock	$50	$50	$—	$—	$—	$—

(1)	The Old Digimarc/L-1 merger agreement provided that all cash and cash equivalents, short-term marketable securities and restricted cash, collectively referred to as the aggregate cash, of Old Digimarc was treated as cash retained by Digimarc in its carved-out financial statements. As a result, the presentation of the financial statements and operating data of Digimarc during the carve-out periods reflect the cash flow of Old Digimarc, including its Secure ID Business, combined with Digimarc. For 2005 through 2007, the consolidated results of Old Digimarc reflected operating losses of $23.6 million, $13.1 million and $1.6 million respectively. Cash provided by (used in) operations for those same periods was ($3.2) million, $9.3 million and $16.3 million, respectively. Also, capital expenditures for those periods were $15.5 million, $10.5 million and $17.7 million, respectively.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part III, Item 15, Exhibits and Financial Statement Schedules and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K/A.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2009 and 2008

(iii)	Statements of Operations for the year ended December 31, 2009, the Period August 2, 2008 through December 31, 2008, the Period January 1, 2008 through August 1, 2008 and the year ended December 31, 2007

(iv)	Statements of Stockholders’ Equity as of December 31, 2009 and 2008

(v)	Statements of Cash Flows for the year ended December 31, 2009, the Period August 2, 2008 through December 31, 2008, for the Period January 1, 2008 through August 1, 2008 and for the year ended December 31, 2007

(vi)	Notes to Financial Statements

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

DIGIMARC CORPORATION

Date: August 6, 2010	BY:	/S/ MICHAEL MCCONNELL
Michael McConnell Title: Chief Financial Officer

DIGIMARC CORPORATION INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digimarc Corporation

We have audited the accompanying balance sheets of Digimarc Corporation (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and the period from August 2, 2008 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digimarc Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO ) and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/GRANT THORNTON LLP

Portland, Oregon

February 24, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Digimarc Corporation

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of New Digimarc Corporation (the “Predecessor”, a carved-out business unit of Old Digimarc Corporation) for the year ended December 31, 2007 and the period from January 1, 2008 through August 1, 2008. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the year ended December 31, 2007 and the period from January 1, 2008 through August 1, 2008 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the financial statements, certain expenses of the Predecessor represent allocations from Old Digimarc Corporation. The accompanying financial statements include such allocations and may not necessarily be representative of the financial position or results of operations had the Predecessor operated as an unaffiliated company during the periods presented.

/s/GRANT THORNTON LLP

Portland, Oregon

August 6, 2010

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

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings	Net Parent Investment	Total stockholders’ equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 2007	—	$—	—	$—	$—	$—	$34,839	$34,839
Cash from Parent stock activity	—	—	—	—	—	—	23,862	23,862
Stock compensation allocated from Parent	—	—	—	—	—	—	914	914
Net activity with Parent	—	—	—	—	—	—	(13,237)	(13,237)
Net income	—	—	—	—	—	—	1,415	1,415

BALANCE AT AUGUST 1, 2008	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$ —	$(47,793)	$ —
Issuance of restricted common stock	—	—	136,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	50	7,279,442	7	48,268	76	—	48,401
Issuance of common stock	—	—	28,343	—	273	—	—	273
Issuance of restricted common stock	—	—	22,200	—	—	—	—	—
Purchase and retirement of common stock	—	—	(124,284)	—	(1,737)	—	—	(1,737)
Stock compensation expense	—	—	—	—	2,479	—	—	2,479
Net loss	—	—	—	—		(2,757)	—	(2,757)

BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$—	$46,659

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

On August 1, 2008, prior to the initial expiration of the offer, Old Digimarc contributed all of the assets and liabilities related to its digital watermarking business, which we refer to as the Digital Watermarking Business, together with all of Old Digimarc’s cash, to DMRC LLC. Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the Old Digimarc/L-1 merger, DMRC Corporation changed its name to Digimarc Corporation. The shares of Digimarc common stock were held by the trust until the Form 10, General Form for Registration of Securities , was declared effective by the Securities and Exchange Commission (“SEC”) on October 16, 2008, at which time the shares were distributed to Old Digimarc record holders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares of Old Digimarc common stock on August 1, 2008 at 5:30 pm Eastern time, the spin-off record date and time. Each Old Digimarc record holder was entitled to receive one share of Digimarc common stock for every three and one half shares of Old Digimarc common stock held by the stockholder as of the spin-off record date and time.

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

Pursuant to the terms of the agreements and Accounting Standards Codification (“ASC”) 810 “Consolidation” (formerly Emerging Issues Task Force (“EITF”) Issue No. 96-16, “ Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights ”), the joint ventures will not be consolidated with the Company and will be separately disclosed in the financial statements and notes to financial statements.

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

•

Stock compensation expense: Stock-based compensation is accounted for by Old Digimarc in accordance with ASC 718 “ Compensation—Stock Compensation ” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (Revised 2004) , which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $7,661, $16,088 and $35,950 at December 31, 2009 and 2008 and August 1, 2008, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

ASC 825 “Financial Instruments” (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ”) allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through December 31, 2009, the Company has not recognized the net change in fair value of its financial assets and liabilities.

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

Software Development Costs

Under ACS 985 “Software” (formerly SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed ) , software development costs are to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company’s products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment” (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through December 31, 2009, there have been no such impairment losses.

Research and Development

Research and development costs are expensed as incurred as defined in ASC 730 “Research and Development” (formerly SFAS No. 2, Accounting for Research and Development Costs ). Digimarc accounts for amounts received under its funded research and development arrangements in accordance with the provisions of ASC 730 (also formerly SFAS No. 68, Research and Development Arrangements ). Under the terms of the arrangements, Digimarc is not obligated to repay any of the amounts provided by the funding parties. As a result, Digimarc recognizes revenue as the services are performed.

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

Revenue Recognition

The Company’s revenue consists of subscription revenue, which includes hardware and software sales, royalties and revenues from the licensing of digital watermarking products and related authentication services. The Company’s revenue recognition policy follows ASC 605 “ Revenue Recognition, ” ASC 985 (formerly Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions, and SOP 81-1 Accounting for the Performance of Construction Type and Certain Production-Type Contracts, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and SEC Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition.

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

(2) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , which will significantly improve the reporting of certain transactions to more closely reflect the underlying economics of the transactions. By excluding from its scope certain software-enabled devices, multiple-element arrangements that include such software-enabled devices will now be evaluated for separation and allocation using the guidance in ASU No. 2009-13 (described below). ASU No. 2009-14 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles , to codify in ASC 105, Generally Accepted Accounting Principles , FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles , which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and does not modify existing U.S. GAAP. The Company has revised its references to pre-Codification GAAP.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with SAB 110 “ Shared-Based Payment ”, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over four years for employee grants and two years for director grants, and have contractual terms of ten years.

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

Property and equipment additions for the year ended December 31, 2009, the period August 2, 2008 through December 31, 2008 and the period January 1, 2008 through August 1, 2008 totaled $460, $76 and $799, respectively.

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

Rent expense on the operating leases for the year ended December 31, 2009, the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008, and the year ended December 31, 2007 totaled $765, $318, $447 and $758, respectively.

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(11) Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan combines both the employee savings plan and company matching plan into one plan under Section 401(k), including a 401k Roth option. Employees become eligible to participate in the Plan at the beginning of the following month after the employees’ hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are mandatory. The previous Plan was terminated as of December 31, 2008, which was different than the revised plan in that there wasn’t a 401k Roth option and a lower contribution percentage of their pay. For the year ended December 31, 2009, the period August 2, 2008 through December 31, 2008, the period January 1, 2008 through August 1, 2008 and for the year ended December 31, 2007, the Company made discretionary matching contributions in the aggregate amount of $323, $99, $130, and $273, respectively.

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

Under ASC 740, “Income Taxes” (formerly EITF 94-10, “Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109”) , “the Task Force concluded that the tax effects of all changes in the tax bases of assets and liabilities caused by transactions among or with shareholders should be included in equity.” As a result, the Company has recorded the original deferred tax asset with a corresponding entry to shareholders equity (“APIC”).

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

The Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” ), on August 2, 2008.

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

(14) Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “ Contingencies ” (formerly SFAS No. 5, Accounting for Contingencies ). To date, there have been no claims made under such indemnification provisions.

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

Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108)) †

3.1	Restated Certificate of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))

3.2	Amended and Restated Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed with the Commission on September 9, 2008 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

E-1

Exhibit Number	Exhibit Description

10.2	Agreement, dated as of October 1, 2007, between Digimarc Corporation and The Nielsen Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10, filed on October 14, 2008 (File No. 001-34108))(1)

10.3	Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)

*10.4	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.5	Employment Agreement, dated as of October 29, 2008, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 4, 2008 (File No. 001-34108))

*10.6	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.8	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.9	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.10	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell and Chamness (included in Exhibit 10.10 to Digimarc Corporation's Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on February 24, 2010 (File No. 001-34108))

10.11	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.13	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

E-2

Exhibit Number	Exhibit Description

21.1	Subsidiaries (included in Exhibit 21.1 to Digimarc Corporation's Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on February 24, 2010 (File No. 001-34108))

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

†	The Separation Agreement contains a brief list identifying all schedules and exhibits thereto. Such schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(2)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 10, 2009, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-3