Form 10-Q
period 2010-09-30
Digimarc CORP
filed 2010-11-01
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 26, 2010, there were 7,408,439 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	September 30, 2010	December 31, 2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,261	$8,884
Marketable securities	35,546	33,902
Trade accounts receivable, net	3,101	3,570
Other current assets	983	872

Total current assets	46,891	47,228
Marketable securities	2,647	—
Property and equipment, net	920	1,114
Intangibles, net	2,090	1,302
Investments in joint ventures	933	409
Other assets, net	465	430

Total assets	$53,946	$50,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,279	$1,407
Deferred revenue	2,139	2,318

Total current liabilities	3,418	3,725
Long-term liabilities	163	99

Total liabilities	3,581	3,824
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock (10,000 shares issued and outstanding at September 30, 2010 and December 31, 2009)	50	50
Common stock (7,323,927 and 7,205,701 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	7	7
Additional paid-in capital	51,569	49,283
Accumulated Deficit	(1,261)	(2,681)

Total stockholders’ equity	50,365	46,659

Total liabilities and stockholders’ equity	$53,946	$50,483

(1)	Derived from the Company’s December 31, 2009 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue:
Service	$2,761	$2,827	$9,193	$7,882
License and subscription	2,476	1,942	11,484	5,640

Total revenue	5,237	4,769	20,677	13,522
Cost of revenue:
Service	1,410	1,499	4,693	4,396
License and subscription	59	42	173	158

Total cost of revenue	1,469	1,541	4,866	4,554
Gross profit	3,768	3,228	15,811	8,968
Operating expenses:
Sales and marketing	953	753	2,453	2,226
Research, development and engineering	1,471	1,191	4,051	3,679
General and administrative	1,842	1,521	5,414	4,597
Intellectual property	315	262	891	756

Total operating expenses	4,581	3,727	12,809	11,258

Operating income (loss)	(813)	(499)	3,002	(2,290)
Other income (expenses)
Net loss from joint ventures	(558)	(311)	(1,576)	(311)
Other	62	126	184	439

Other income (expenses), net	(496)	(185)	(1,392)	128

Income (loss) before provision for income taxes	(1,309)	(684)	1,610	(2,162)
Provision for income taxes	(151)	(3)	(190)	(12)

Net income (loss)	$(1,460)	$(687)	$1,420	$(2,174)

Earnings (loss) per share:
Net income (loss) per share—basic	$(0.21)	$(0.10)	$0.20	$(0.30)
Net income (loss) per share—diluted	$(0.21)	$(0.10)	$0.19	$(0.30)
Weighted average shares outstanding—basic	7,098	7,134	7,097	7,150
Weighted average shares outstanding—diluted	7,098	7,134	7,497	7,150

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

					Additional paid-in capital	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008	10,000	$50	7,279,442	$7	$48,268	$76	$48,401
Exercise of stock options	—	—	28,343	—	273	—	273
Issuance of restricted common stock	—	—	22,200	—	—	—	—
Purchase and retirement of common stock	—	—	(124,284)	—	(1,737)	—	(1,737)
Stock-based compensation	—	—	—	—	2,479	—	2,479
Net loss	—	—	—	—	—	(2,757)	(2,757)

BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	833	—	8	—	8
Issuance of restricted common stock	—	—	122,960	—	—	—	—
Purchase and retirement of common stock	—	—	(5,567)	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	2,318	—	2,318
Net income	—	—	—	—	—	1,420	1,420

BALANCE AT SEPTEMBER 30, 2010	10,000	$50	7,323,927	$7	$51,569	$(1,261)	$50,365

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,420	$(2,174)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	484	425
Stock-based compensation	2,287	1,778
Net loss from joint ventures	1,576	311
Changes in operating assets and liabilities:
Trade accounts receivable, net	469	812
Other current assets	(111)	(126)
Other assets, net	(35)	(158)
Accounts payable and other accrued liabilities	(63)	(280)
Deferred revenue	(180)	(714)

Net cash provided by (used in) operating activities	5,847	(126)
Cash flows from investing activities:
Purchase of property and equipment	(236)	(374)
Capitalized patent costs	(811)	(621)
Investments in joint ventures	(2,100)	(550)
Sale or maturity of marketable securities	78,965	20,738
Purchase of marketable securities	(83,256)	(26,601)

Net cash used in investing activities	(7,438)	(7,408)
Cash flows from financing activities:
Issuance of common stock	8	152
Purchase of common stock	(40)	(822)
Principal payments under capital lease obligations	—	(39)

Net cash used in financing activities	(32)	(709)

Net decrease in cash and cash equivalents	(1,623)	(8,243)
Cash and cash equivalents at beginning of period	8,884	18,928

Cash and cash equivalents at end of period	$7,261	$10,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4
Cash paid for income taxes	$62	$12
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$31	$30

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

Specifically, on the balance sheet, the “accrued payroll and related costs” and “accrued merger related liabilities” line items have been reclassed with “accounts payable and other accrued liabilities.” On the statement of operations, the “transitional services” line item has been reclassed with “general and administrative.”

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term marketable securities. Both short- and long-term marketable securities include federal agency notes, company notes and commercial paper. The Company’s marketable securities are generally classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market. The book value of these investments approximates fair market value and, accordingly, no amounts have been recorded to other comprehensive income.

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

ASC 825 “Financial Instruments” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities. Therefore, through September 30, 2010, the Company has not recognized the net change in fair value of its financial assets and liabilities.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, short- and long-term marketable securities, accounts receivable, accounts payable and accrued payroll approximate their carrying values due to the short-term nature of these instruments. These items are valued using either Level 1 or Level 2 inputs.

The Company recorded marketable securities at amortized cost of $44,992, of which $6,799 is included in cash and cash equivalents, which approximates fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input. As of September 30, 2010, the cost and fair value of the Company’s money market funds were equal to $311.

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis.

Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include marketable securities with its principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government and U. S. federal agencies, which have no limits, at the time of purchase. The investment policy also limits Digimarc’s credit exposure by limiting the maximum of 40% of its cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries. As a result, Digimarc’s credit risk associated with cash and cash equivalents and investments is believed to be minimal.

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

Some customer arrangements encompass multiple deliverables, such as software, maintenance and software development. If the deliverables meet the criteria in ASC 605, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in ASC 605 are as follows:

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

•

Software revenue is recognized in accordance with ASC 985. Revenue for licenses of the Company’s software products is recognized upon the Company meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred; the vendor’s fee is fixed or determinable; and collectability is probable. Software revenue is recognized over the term of the license or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

•

Maintenance revenue is recognized when the maintenance amounts owed to the Company have been earned, are determinable, and collection is probable. Maintenance contracts are, at times, paid in advance and revenue is recognized ratably on a straight-line basis over the term of the service period.

•	The Company records revenue from some customers upon cash receipt as a result of collectability not being reasonably assured.

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

Revenue, by geographic area, based upon the “bill-to” location, is as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Domestic	$1,868	$2,165	$11,211	$5,718
International	3,369	2,604	9,466	7,804

Total	$5,237	$4,769	$20,677	$13,522

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Central Banks	45%	49%	35%	51%
The Nielsen Company	17%	21%	13%	27%
Civolution	17%	*	*	*
TVaura LLC	12%	12%	10%	*
Arbitron	—	—	22%	—
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

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on an interest rate on a U.S. Treasury bond with a maturity commensurate with each expected term estimate.

Expected Dividend Yield. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. The Company uses a zero forfeiture for both the stock options granted to employees, which vest monthly, and the stock options granted to the Company’s directors. Initial option grants, made to new directors, vest 50% on the first anniversary of the date of grant and then monthly thereafter and which the annual option grants, made to continuing directors, vest monthly. The Company records stock-based compensation expense only for those awards that are expected to vest, including awards made to directors who are expected to continue with the Company through the year following the date of grant. Stock options forfeited during the month are not expensed.

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

Stock-based Compensation

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Stock-based compensation:
Cost of revenue	$84	$55	$272	$154
Sales and marketing	50	48	141	150
Research, development and engineering	79	47	225	140
General and administrative	542	449	1,576	1,282
Intellectual property	27	19	73	52

Stock-based compensation expense	782	618	2,287	1,778
Capitalized to patent costs	9	11	31	30

Total stock-based compensation	$791	$629	$2,318	$1,808

At September 30, 2010, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, 671,884 non-vested stock options and 225,410 shares of restricted common stock outstanding. As of September 30, 2010, the Company had $6,954 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in actual forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.23 years and 1.74 years, respectively, through September 2014.

Stock Option Activity

As of September 30, 2010, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 1.3 million shares were outstanding, and options to purchase an additional 0.9 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended September 30, 2010:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at June 30, 2010	1,306,490	$10.29
Options granted	—	—
Options exercised	—	—
Options canceled or expired	—	—

Outstanding at September 30, 2010	1,306,490	$10,29	8.23 years

Exercisable at September 30, 2010	634,606	$9.97	8.17 years

Nine-months ended September 30, 2010:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	1,167,323	$9.65
Options granted	140,000	$15.64
Options exercised	(833)	$9.64
Options canceled or expired	—	—

Outstanding at September 30, 2010	1,306,490	$10.29	8.23 years

Exercisable at September 30, 2010	634,606	$9.97	8.17 years

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	1,136,490	8.08	$9.64	573,774	$9.64
$9.91	30,000	8.58	$9.91	30,000	$9.91
$14.99	110,000	9.26	$14.99	18,332	$14.99
$18.01	30,000	9.58	$18.01	12,500	$18.01

$9.64 - $18.01	1,306,490	8.23	$10.29	634,606	$9.97

At September 30, 2010, the aggregate intrinsic value of outstanding and exercisable stock options was $17,208 and $8,559, respectively. The aggregate intrinsic value is based on the closing price of $23.46 per share of Digimarc common stock on September 30, 2010, which would have been received by the optionees had all of the options with exercise prices of less than $23.46 per share been exercised on that date.

The estimated average fair value of outstanding stock options was $6.48 per share at September 30, 2010.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2010:	Number of Shares
Unvested balance, June 30, 2010	205,160
Granted	23,900
Vested	(2,000)
Canceled	(1,650)

Unvested balance, September 30, 2010	225,410

Nine-months ended September 30, 2010:	Number of Shares
Unvested balance, December 31, 2009	111,000
Granted	122,960
Vested	(5,100)
Canceled	(3,450)

Unvested balance, September 30, 2010	225,410

6. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	September 30, 2010	December 31, 2009
Trade accounts receivable	$3,101	$3,570
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$3,101	$3,570

Unpaid deferred revenues included in accounts receivable	$1,394	$1,926

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

Major customers

Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	September 30, 2010	December 31, 2009
The Nielsen Company	29%	25%
Civolution	25%	*
Central Banks	22%	38%
Government Customer	13%	—
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

Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life or the lease term.

	September 30, 2010	December 31, 2009
Office furniture fixtures	$294	$291
Equipment	1,314	1,150
Leasehold improvements	492	423

	2,100	1,864
Less accumulated depreciation and amortization	(1,180)	(750)

	$920	$1,114

8. Intangible Assets—Purchase and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	September 30, 2010	December 31, 2009
Gross intangible assets	$2,181	$1,339
Accumulated amortization	(91)	(37)

Intangible assets, net	$2,090	$1,302

9. Other Income (Expenses), Net

Other income (expenses), net consists primarily of the net losses from the Company’s joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from the Company’s cash and short- and long-term marketable securities.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net loss from joint ventures	$(558)	$(311)	$(1,576)	$(311)
Interest income, net	58	124	185	436
Other	4	2	(1)	3

Total	$(496)	$(185)	$(1,392)	$128

10. Income Taxes

The provision for income taxes reflects U.S. alternative minimum tax expense and withholding tax expense in various foreign jurisdictions. Withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on its behalf. Other than the U.S. alternative minimum taxes and foreign withholding tax expense, there was no provision for current income taxes related to net income because the computation of regular taxable income is fully offset by available net operating loss carry-forwards and tax credits previously offset by a full valuation allowance.

11. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

A declaratory judgment action has been filed against Digimarc in the United States District Court in Delaware by Verance Corporation, a licensee, on September 30, 2010 alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA.

The Company is subject from time to time to legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of September 30, 2010, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. In accordance with ASC 450, no accrual has been recorded because the amounts are not probable or reasonably estimatable.

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

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Purchases	$—	$822	$—	$822
Shares purchased	—	59,355	—	59,355

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

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Restricted shares vested	2,000	—	5,100	—
Restricted shares withheld (purchased)	822	—	2,117	—
Tax withholding obligations	$16	$—	$40	$—

13. Related Party Transactions

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
TVaura LLC:
Capital contributions	$400	$350	$1,200	$350
Revenue(1)	$652	$575	$2,026	$575
Net loss	$(334)	$(292)	$(1,084)	$(292)

TVaura Mobile LLC:
Capital contributions	$300	$200	$900	$200
Revenue	$—	$—	$—	$—
Net loss	$(224)	$(19)	$(492)	$(19)

(1)	Technical and development services

	September 30, 2010	December 31, 2009
TVaura LLC:
Accounts Receivable	$196	$190
Accounts Payable	$—	$—

TVaura Mobile LLC:
Accounts Receivable	$—	$2
Accounts Payable	$—	$—

Summarized financial data for TVaura LLC:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Sales and marketing	86	37	219	37
Research and development	561	511	1,865	511
General and administrative	9	24	42	24
Operating Income (loss)	(656)	(572)	(2,126)	(572)
Net income (loss)	(656)	(572)	(2,125)	(572)

14. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company is required to evaluate subsequent events through the date on which financial statements are issued. Subsequent events were evaluated through the date the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2010 was filed with the Securities and Exchange Commission.

15. Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30
2010
Service revenue	$3,514	$2,918	$2,761
License and subscription revenue	6,678	2,330	2,476

Total revenue	10,192	5,248	5,237
Total cost of revenue	1,857	1,540	1,469
Gross profit	8,335	3,708	3,768
Gross profit percent, service revenue	49%	49%	49%
Gross profit percent, license and subscription revenue	99%	98%	98%
Gross profit percent, total	82%	71%	72%
Sales and marketing	741	759	953
Research, development and engineering	1,259	1,321	1,471
General and administrative	1,885	1,687	1,842
Intellectual property	257	319	315
Operating income (loss)	4,193	(378)	(813)
Net income (loss)	3,776	(896)	(1,460)
Earnings (loss) per share:
Net income per share—basic	$0.53	$(0.13)	$(0.21)
Net income per share—diluted	$0.51	$(0.13)	$(0.21)
Weighted average shares outstanding—basic	7,096	7,097	7,098
Weighted average shares outstanding—diluted	7,387	7,097	7,098

Quarter ended:	March 31	June 30	September 30	December 31
2009
Service revenue	$2,470	$2,585	$2,827	$2,963
License and subscription revenue	1,959	1,739	1,942	2,586

Total revenue	4,429	4,324	4,769	5,549
Total cost of revenue	1,485	1,528	1,541	1,747
Gross profit	2,944	2,796	3,228	3,802
Gross profit percent, service revenue	43%	43%	47%	43%
Gross profit percent, license and subscription revenue	97%	97%	98%	98%
Gross profit percent, total	66%	65%	68%	69%
Sales and marketing	745	728	753	808
Research, development and engineering	1,271	1,217	1,191	1,310
General and administrative	1,628	1,448	1,521	1,702
Intellectual property	277	217	262	257
Operating loss	(977)	(814)	(499)	(275)
Net loss	(809)	(678)	(687)	(583)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)	$(0.10)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,158	7,158	7,134	7,103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

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

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 620 U.S. and foreign patents and more than 440 U.S. and foreign patent applications on file as of September 30, 2010.

As part of our intellectual property marketing initiative and patent monetization, our key objectives in building relationships with potential customers and partners are to:

•	make progress toward the realization of our vision and mission;

•	expand the scope of our license program;

•	more effectively monetize our patent assets;

•	encourage large scale adoption of our technologies by industry leaders;

•	improve our financial performance;

•	increase the scale and rate of growth of our software and services business; and

•	lay a foundation for continuing innovation.

Pursuant to these key objectives, on October 5, 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual VenturesTM (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, to 597 patents and to 288 patent applications held by us. We retained 4 patents and 128 patent applications that are not subject to the exclusive license, as well as 26 patents and 26 patent applications for which we hold rights with third parties.

The financial aspects of the IV agreement for us include:

•	a license issue fee of $36 million, paid to Digimarc in increasing quarterly installments over three years;

•	20% of the profits generated from the IV licensing program, which profits consist of sublicensing and other monetization revenue less specified expenses, including the license issue fee;

•	IV assumes responsibility for approximately $1 million per year in prosecution and maintenance costs previously borne by Digimarc;

•	a minimum of $4 million of paid support over five years from Digimarc to assist IV in maximizing the value of the licensed assets; and

•

a royalty-free grant-back license to the licensed patents to continue Digimarc’s existing business related to those assets, including maintaining and renewing existing patent licenses, and providing software and services.

While this arrangement includes a minimum fee guarantee plus a variable profit component that is similar to our typical license arrangements, this exclusive license to sublicense arrangement is a new marketing approach to our licensing activities. We have not yet fully determined the accounting for this transaction.

We believe recent intellectual property licensing initiatives we have commenced represent substantial opportunities for us to grow our license and subscription revenues, as well as our service revenues. These initiatives, however, may require additional investment in our intellectual property enforcement program and research and development.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and nine-month periods relate to the three- and nine-month periods ended September 30, 2010 and all changes discussed with respect to such periods reflect changes compared to the three- and nine-month periods ended September 30, 2009.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue:
Service	53%	59%	44%	58%
License and subscription	47	41	56	42

Total revenue	100	100	100	100
Cost of revenue:
Service	27	31	23	33
License and subscription	1	1	1	1

Total cost of revenue	28	32	24	34
Gross profit	72	68	76	66
Operating expenses:
Sales and marketing	18	16	12	16
Research, development and engineering	28	25	20	27
General and administrative	35	32	26	34
Intellectual property	6	5	4	6

Total operating expenses	87	78	62	83

Operating income (loss)	(15)	(10)	14	(17)

Other income (expense), net	(10)	(4)	(6)	1

Income (loss) before provision for income taxes	(25)	(14)	8	(16)
Provision for income taxes	(3)	—	(1)	—

Net income (loss)	(28)%	(14)%	7%	(16)%

Our revenue for the three- and nine-month periods ended September 30, 2010 increased 10% to $5.2 million from $4.8 million and 53% to $20.7 million from $13.5 million, respectively, for the prior periods. The increases were primarily the result of royalty revenues from Civolution that exceeded expectations in the second and third quarters, the receipt of $4.5 million in connection with the licensing arrangement with Arbitron in the first quarter, completion of government contracts that are non-linear in nature and increased program work from the Central Banks.

Revenue

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase (Decrease)	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Revenue:
Service	$2,761	$2,827	$(66)	(2)%	$9,193	$7,882	$1,311	17%
License and subscription	2,476	1,942	534	28%	11,484	5,640	5,844	104%

Total	$5,237	$4,769	$468	10%	$20,677	$13,522	$7,155	53%

Revenue (as % of total revenue):
Service	53%	59%			44%	58%
License and subscription	47%	41%			56%	42%

Total	100%	100%			100%	100%

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

Service revenue for the three-month period ended September 30, 2010, compared to the corresponding three-month period ended September 30, 2009, remained relatively consistent.

The increase in service revenue for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, was due primarily to the completion of government contracts that are non-linear in nature, increased program work from the Central Banks and increased services under our joint venture agreement with Nielsen.

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

The increase in license and subscription revenue for the three-month period ended September 30, 2010, compared to the corresponding three-month period ended September 30, 2009, was due primarily to increased royalties from Civolution, offset by decreased royalties from Verance, a cash basis customer, which chose to not pay its quarterly royalties and has sought legal remedies against us. See related disclosures in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

The increase in license and subscription revenue for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, was due primarily to the licensing arrangement with Arbitron and increased royalties from Civolution.

Revenue by Geography

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase (Decrease)	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$1,868	$2,165	$(297)	(14)%	$11,211	$5,718	$5,493	96%
International	3,369	2,604	765	29%	9,466	7,804	1,662	21%

Total	$5,237	$4,769	$468	10%	$20,677	$13,522	$7,155	53%

Revenue (as % of total revenue):
Domestic	36%	45%			54%	42%
International	64%	55%			46%	58%

Total	100%	100%			100%	100%

Domestic revenue decreased for the three-month period ended September 30, 2010, compared to the corresponding three-month period ended September 30, 2009, primarily due to lower royalties from Verance, offset in part by the completion of government contracts that are non-linear in nature.

The increase in domestic revenue for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, was due primarily to the licensing arrangement with Arbitron, the completion of government contracts and revenues received under the licensing and joint venture agreements with Nielsen.

International revenue increased for the three- and nine-month periods ended September 30, 2010, compared to the corresponding three-and nine-month periods ended September 30, 2009, primarily due to increased royalties from Civolution and increased revenue from the Central Banks.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software; and

•	travel costs directly attributable to service and development contracts.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue paid to by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and, to a lesser extent,

•	amortization of capitalized patent costs.

Gross Profit

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Gross Profit:
Service	$1,351	$1,328	$23	2%	$4,500	$3,486	$1,014	29%
License and subscription	2,417	1,900	517	27%	11,311	5,482	5,829	106%

Total	$3,768	$3,228	$540	17%	$15,811	$8,968	$6,843	76%

Gross Profit (as % of related revenue components):
Service	49%	47%			49%	44%
License and subscription	98%	98%			98%	97%
Total	72%	68%			76%	66%

The increase in gross profit for the three-month period ended September 30, 2010, compared to the corresponding three-month period ended September 30, 2009, was primarily due to increased royalty revenues from Civolution, offset by lower royalties from Verance.

The increase in gross profit for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, primarily reflected the effect of the licensing arrangement with Arbitron and royalties from Civolution, service revenues under our joint venture agreement with Nielsen and our agreement with the Central Banks, and the completion of government contracts.

The increase in gross profit as a percentage of revenue for the three-month period ended September 30, 2010, compared to the corresponding three-month period ended September 30, 2009, was due primarily to favorable margins from our government (including the Central Banks) and Nielsen joint venture contracts primarily as a result of improved labor utilization in the variable component of our costs of services.

The increase in gross profit as a percentage of revenue for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, was due primarily to favorable margins from our government contracts and improved labor utilization noted above, and increased revenues attributed to the licensing arrangement with Arbitron and royalties from Civolution.

Operating Expenses

Sales and marketing

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Sales and marketing	$953	$753	$200	27%	$2,453	$2,226	$227	10%
Sales and marketing (as % of total revenue)	18%	16%			12%	16%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increase in sales and marketing expense for the three- and nine-month periods ended September 30, 2010, compared to the corresponding three-and nine-month periods ended September 30, 2009, resulted primarily from:

•	increased contract labor of $0.1 million related to the mobile device market, in particular visual search, and

•	increased professional fees of $0.1 million related to developing marketing materials for our patent monetization initiative.

We anticipate that we will continue to incur sales and marketing costs at existing or higher levels to support ongoing product and sales initiatives.

Research, development and engineering

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Research, development and engineering	$1,471	$1,191	$280	24%	$4,051	$3,679	$372	10%
Research, development and engineering (as % of total revenue)	28%	25%			20%	27%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

•	Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	Mobile platform creation to leverage device specific capabilities (e.g. instruction sets and GPUs).

•	Product Development:

•	Migration of applications to new platforms, specifically linking Digimarc for Images (formerly known as ImageBridge) to DGSDK and Digimarc Mobile;

•	Updating Digimarc for Images Plug-Ins for Photoshop CS5, including new interfaces and translation into 27 languages; and

•	Development of the Digimarc Mobile reader prototype in support of publishing applications.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increases in research, development and engineering expense for the three- and nine-month periods ended September 30, 2010, compared to the corresponding three- and nine-month periods ended September 30, 2009, resulted primarily from increased headcount and employee compensation-related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue, and to increase our investment in research and development primarily related to the mobile device market, in particular visual search.

We anticipate that we will continue to invest in research, development and engineering expenses at existing or higher levels in the near term to support certain ongoing product initiatives and service contracts.

General and administrative

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
General and administrative	$1,842	$1,521	$321	21%	$5,414	$4,597	$817	18%
General and administrative (as % of total revenue)	35%	32%			26%	34%

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

The increases in general and administrative expenses for the three-month period ended September 30, 2010, compared to the corresponding three-month period ended September 30, 2009, resulted primarily from:

•	increased legal and accounting fees of $0.2 million related primarily to our IV arrangements entered into in October 2010, and

•	increased stock-based compensation of $0.1 million related to a additional layers of stock-based award grants.

The increases in general and administrative expenses for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, resulted primarily from:

•	increased legal and accounting fees of $0.3 million related to our IV arrangements and other litigation matters earlier this year, and

•	increased stock-based compensation of $0.3 million related to a additional layers of stock-based award grants.

We anticipate that we will continue to incur general and administrative expenses at least at existing levels, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Intellectual property	$315	$262	$53	20%	$891	$756	$135	18%
Intellectual property (as % of total revenue)	6%	5%			4%	6%

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

The increase in intellectual property expenses for the three- and nine-month periods ended September 30, 2010, compared to the corresponding three- and nine-month periods ended September 30, 2009, resulted primarily from increased legal and maintenance related costs associated with our patent registration activity for our growing patent portfolio.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

We anticipate that we will continue to incur intellectual property expenses at existing or higher levels.

Stock-based compensation

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase	Percent Increase (Decrease)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$84	$55	$29	53%	$272	$154	$118	77%
Sales and marketing	50	48	2	4%	141	150	(9)	(6)%
Research, development and engineering	79	47	32	68%	225	140	85	61%
General and administrative	542	449	93	21%	1,576	1,282	294	23%
Intellectual property	27	19	8	42%	73	52	21	40%

Total	$782	$618	$164	27%	$2,287	$1,778	$509	29%

The increase in stock-based compensation expense for the three- and nine-month periods ended September 30, 2010, compared to the corresponding three- and nine-month periods ended September 30, 2009, were primarily due to an additional layer of stock-based awards being expensed pursuant to ASC 718 “Compensation—Stock Compensation.” We anticipate incurring an additional $7.0 million in stock-based compensation expense through September 2014 for awards outstanding as of September 30, 2010. The future effect of stock-based compensation on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards are based. Our tax accounting may also be affected by actual exercise behavior and the relative market prices at exercise of the awards.

Other income (expenses), net

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$(558)	$(311)	$(247)	(79)%	$(1,576)	$(311)	$(1,265)	(407)%
Interest income, net	58	124	(66)	(53)%	185	436	(251)	(58)%
Other	4	2	2	100%	(1)	3	(4)	(133)%

Total	$(496)	$(185)	$(311)	(168)%	$(1,392)	$128	$(1,520)	(1188)%

Other income (expenses), net consists primarily of the net losses from the joint ventures with The Nielsen Company, TVaura LLC and TVaura Mobile LLC, and interest income from our cash and short- and long-term marketable securities.

The decreases in other income (expense), net for the three- and nine-month periods ended September 30, 2010, compared to the corresponding three- and nine-month periods ended September 30, 2009, resulted primarily from our share of net losses of $334 and $1,084 from TVaura LLC and $224 and $492 from TVaura Mobile LLC, respectively, and lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

Provision for Income Taxes

There was no provision for income taxes of Digimarc, other than U.S. alternative minimum taxes and foreign withholding taxes, for the three- and nine-month periods ended September 30, 2010.

Digimarc continually assesses the applicability of a valuation allowance. Based upon the positive and negative evidence available as of September 30, 2010, the Company concluded that it is not more likely than not that net deferred tax assets will be utilized. Consequently, a valuation allowance continues to offset Digimarc’s net deferred tax assets.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(in thousands)
Working capital	$43,473	$43,503
Current (liquidity) ratio(1)	13.7:1	12.7:1
Cash, cash equivalents and short-term marketable securities	$42,807	$42,786
Long-term marketable securities	$2,647	—
Total cash, cash equivalents and all marketable securities	$45,454	$42,786

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $2.7 million increase in cash, cash equivalents and all marketable securities at September 30, 2010 compared to December 31, 2009 resulted primarily from increased revenues, the majority associated with the revenue and related profit contribution from the Arbitron licensing arrangement and royalties from Civolution, offset by investments in our business for both capital and intellectual property initiatives and cash contributions to the joint ventures with The Nielsen Company.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include federal agency notes, company notes, and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30days notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government and U. S. federal agencies, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting the maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries. As a result, our credit risk associated with cash and investments is believed to be minimal.

A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount of fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us.

Operating Cash Flow. The components of operating cash flows were:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase	Percent Increase
Net income (loss)	$1,420	$(2,174)	$3,594	165%
Non-cash items	4,347	2,514	1,833	73%
Changes in operating assets and liabilities	80	(466)	546	117%

Net cash provided by (used in) operating activities	$5,847	$(126)	$5,973	4740%

Net income (loss).

The increase in operating results for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, reflects higher revenues, primarily attributable to revenue received under the licensing arrangement with Arbitron and royalty revenues from Civolution, offset by increased stock compensation expense and professional fees related to our patent monetization initiative.

Non-cash items.

The increase in non-cash items for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, was primarily the result of the net losses from the joint ventures and an additional layer of stock-based awards.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, related to:

•	collection of advanced billings, as provided in our contracts with customers; offset by

•

a reduction in compensation related liabilities related to accrued bonuses at year-end that were paid compared with no bonus accrual at September 30, 2010, as a result of the elimination of the bonus program.

Cash flows from investing activities.

The primary changes in the investing activities for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, related to:

•	decrease in investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	increase in investments made in the patent application and granting process;

•	increase in investments made in joint ventures; and

•	decrease in net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The primary changes in the financing activities for the nine-month period ended September 30, 2010, compared to the corresponding nine-month period ended September 30, 2009, related to the decrease in purchases of common stock as part of the restricted stock award agreements to satisfy tax withholding obligations, partially offset by the exercise of stock options.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term investment balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and short-term investment balances to satisfy our projected working capital and capital expenditure requirements.

In connection with the IV arrangement, we anticipate our cash flow will improve with:

1)	payment of the license issue fee in quarterly installments over three years,

2)	consulting fees payable over five years, and

3)	additional cost savings whereby IV has assumed the prosecution and maintenance costs related to the patents and patent applications that were granted to them which were previously borne by us.

As part of our stock repurchase program, of the $5.0 million that was authorized, there is $3.4 million available to purchase our common stock in the open market or private transactions through April 30, 2011.

We may also utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to take steps to remedy any such potential deficiencies. If it were necessary to obtain additional financings or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute $6.7 million to the joint ventures payable in quarterly installments from October 2009 through October 2011, of which $3.5 million was outstanding as of September 30, 2010.

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 with rent payments totaling $5.3 million.

Our significant commitments consist of obligations under non-cancelable operating leases for our facilities, rent and various equipment leases, which totaled $5.0 million as of September 30, 2010 and are payable in monthly installments through August 2016. Other than as described above, as of September 30, 2010 there have been no material changes in the contractual obligations disclosed in our 2009 Annual Report.

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations	$3,500	$2,800	$700	$—	$—
Total operating lease obligations	5,002	821	1,620	1,728	833

Total obligations	$8,502	$3,621	$2,320	$1,728	$833

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

•	anticipated levels of backlog and bid activity in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	protection of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item1A (“Risk Factors”) of our 2009 Annual Report.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

A declaratory judgment action has been filed against Digimarc in the United States District Court in Delaware by Verance Corporation, a licensee, on September 30, 2010 alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA.

Item 1A.	Risk Factors.

Detailed information about risks that may affect our business, financial condition, results of operations, or cash flows are set forth in Part I, Item 1A thereof (“Risk Factors”) of our 2009 Annual Report.

The following additional risks relate to changes to our business subsequent to the filing of our 2009 Annual Report. The risks and uncertainties described below, and in our 2009 Annual Report, are those risks of which we are aware, that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth below and in our 2009 Annual Report.

(1) We may be adversely affected by variability of contracted arrangements.

We have frequently agreed to modify the terms of contractual arrangements with our customers, partners and licensees in response to changes in circumstances underlying the original contractual arrangements, and it is likely that we will do so in the future. As a result of this practice, the terms of our contractual arrangements with our customers, partners and licensees may vary over time and, depending on the particular modification, could have a material adverse effect on our financial position, results of operations or cash flows.

(2) We may not realize all the expected benefits of our patent licensing arrangement with Intellectual Ventures.

We recently entered into a patent licensing arrangement with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to a substantial portion of our patent assets to IV in exchange for various strategic and financial benefits. We give you no assurance that we will realize all the expected benefits of our patent licensing arrangement with IV, including the expected full payment of the license issue fee, profit participation revenues, reduction of patent prosecution and maintenance costs, and full payment for the assistance we provide to IV with respect to the licensed patents. Any failure to realize these expected benefits could have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2010:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
July 1, 2010 to July 31, 2010	—		—		—	$3.4 million	(2)
Month 2
August 1, 2010 to August 31, 2010	822	(1)	$19.34	(1)	—	$3.4 million	(2)
Month 3
September 1, 2010 to September 30, 2010	—		—		—	$3.4 million	(2)

Total	822	(1)	$19.34	(1)	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.
(2)	In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In April 2010, the Board of Directors approved an extension of the stock repurchase program through April 30, 2011. For the three- and nine-month periods ended September 30, 2010, we made no purchases under this program. We have paid $1.6 million to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception, and $3.4 million remains available to repurchase common stock under the stock repurchase program.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2010	DIGIMARC CORPORATION

	By:	/s/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)