Form 10-K
period 2010-12-31
Digimarc CORP
filed 2011-03-03
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price for the common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2010), was approximately $133 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 23, 2011, 6,982,494 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2011 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Digimarc Discover is a registered trademark of Digimarc Corporation. This Annual Report on Form 10-K also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

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

Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders on the basis of one limited liability company interest of DMRC LLC for every three and one-half shares of Old Digimarc common stock held by the shareholder as of the spin-off record date and time. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the acquisition of Old Digimarc by L-1, DMRC Corporation changed its name to Digimarc Corporation. As a result, upon effectiveness of the Form 10 on October 16, 2008, each Old Digimarc record holder received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the shareholder as of the spin-off record date and time, and we became an independent, publicly-traded company owning and operating the Digital Watermarking Business.

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

Our technologies, and those of our licensees, span a range of media content, enabling our customers and those of our partners to:

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

On April 30, 2010, following our Annual Meeting and approval by our shareholders, we changed our state of incorporation from Delaware to Oregon by means of a merger into a newly formed, wholly owned Oregon subsidiary.

On October 5, 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures(“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, 597 patents and 288 patent applications held by us. We retained 4 patents and 128 patent applications that are not subject to the exclusive license, as well as 26 patents and 26 patent applications for which we hold rights with third parties.

Financial information about geographic areas is included in Note 5 of our financial statements.

Customers and Business Partners

Our revenues are generated through commercial and government applications of our technology. We generate a majority of our revenue from service and license fees paid to us under significant long-term contracts with the Central Banks, Nielsen, Intellectual Ventures, and our joint venture with Nielsen, TVaura LLC. The remainder of our revenues are generated primarily from patent and technology license fees and royalties paid by commercial business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world. Patent and technology licensing is expected to continue to contribute most of the revenues from our non-government customers for the foreseeable future.

In 2010, revenues from government contracts accounted for approximately 33% of our total revenue, and revenues generated under our contract with the Central Banks accounted for approximately 90% of revenue generated under our government contracts. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

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

Information about customers that accounted for 10% or more of revenue in the last three years is included in Note 5 to our financial statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology to other solution providers. Our largest government customer is the Central Banks, with whom we have for several years been developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics.

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

Digital watermarks are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike barcodes and tags, a watermarking solution does not require publishers to give up valuable space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. One of our more recent product offerings include our Digimarc Discover™ platform, which delivers a range of rich media experiences to its readers on their smartphones. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented digital watermarking technology.

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

Licensees of our technology or intellectual property include AquaMobile, Arbitron, Civolution, IV, Microsoft Corporation, The Nielsen Company, Signum Technologies, Verance Corporation and Verimatrix, Inc.

Technology and Intellectual Property

We develop and patent intellectual property to differentiate our products and technology, mitigate infringement risks, and develop opportunities for licensing. Licensing of our technology is supported by a broad patent portfolio covering a wide range of methods, applications, system architectures and business processes.

Most of our patents relate to various methods for embedding and decoding digital information in video, audio and images, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The embedded digital information generally survives most normal content transformation procedures, including compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 630 U.S. and foreign patents and more than 430 U.S. and foreign patent applications on file as of December 31, 2010. Separately, we own registered trademarks in both the United States and other countries and have applied for additional trademarks. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our technology and continuously seek to identify and evaluate potential licensees for our patents.

For a discussion of activities and costs related to our research and development in the last three years, please read the sections titled “Research, development and engineering” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Markets

Our technology is used in various media identification and management products and solutions supporting a variety of media objects, from movies and music to banknotes and secure credentials. Each media object enabled by our technology creates the potential for several applications, such as:

•	counterfeiting and piracy deterrence;

•	content identification and media management;

•	authentication and monitoring;

•	linking to networks and providing access to information; and

•	enhanced services in support of mobile commerce.

We believe the market for these applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services and technology.

Competition

No single competitor or small number of competitors is dominant in our industry. Our competitors vary depending on the application of our products and services. Our business partners and we generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting and pattern recognition. Our competitive position within the digital watermarking industry is strong because of our large, high quality, sophisticated patent position in the proprietary technology of digital watermarking and our substantial and growing amount of intellectual property in related media security and management innovations that span basic technologies, applications, system designs and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well regarded by our customers and partners and not available to our competitors. We compete with others in our industry based on the variety of features we offer and a traditional cost/benefit analysis of our technologies against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2010 will generate at least a minimum of $63 million in revenue through early 2015, the remaining term of these contracts. We expect approximately $29 million of this amount to be recognized as revenue during 2011. Some factors that lead to increased backlog include:

•	contracts with new customers;

•	renewals with current customers;

•	add-on orders to current customers; and

•	contracts with longer contractual periods replacing contracts with shorter contractual periods.

Some factors that lead to decreased backlog include:

•	recognition of revenue associated with backlog currently in place;

•	contracts with shorter contractual periods replacing contracts with longer contractual periods;

•	modifications to existing contracts; and

•	contracts ending with existing customers.

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. Our backlog may not result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog or the timing of any realization may change.

Employees

At December 31, 2010, we had 98 full-time employees, including 19 in sales, marketing, technical support and customer support; 54 in research, development and engineering; and 25 in finance, administration, information technology and legal.

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

The following risks relate principally to our business and our status as a publicly-traded company. The risks and uncertainties described below are those risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline. Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth below.

(1) Although we achieved profitability in 2008 and 2010 we may not sustain profitability, particularly if we were to lose large contracts.

Old Digimarc’s Digital Watermarking Business had incurred significant net losses from inception. For the year ended December 31, 2010, we generated net income of $4.2 million, which resulted in achieving retained earnings of $1.5 million. Our profitability was primarily due to licensing arrangements with Arbitron and IV which occurred in the first and fourth quarter of 2010, respectively, where our quarterly results reflected net income. On a quarterly basis, our operating results have been inconsistent. Other than the quarters noted above, our only other profitable quarter was for the period August 2, 2008 through September 30, 2008, after our spin-off from Old Digimarc.

Maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those we have with the Central Banks, Nielsen, Arbitron and IV, growth in revenues of our licensees, and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could have a negative effect on our revenues, margins and profitability.

(2) A small number of customers account for a substantial portion of our revenues, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenues from a limited number of customers. Four customers, the Bank for International Settlements, acting on behalf of the Central Banks, Nielsen, including the joint ventures TVaura LLC and TVaura Mobile LLC, Arbitron and IV represented approximately 82% of our revenue for the year ended December 31, 2010. Most of our revenues come from long-term contracts generally having terms of three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenues for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenues and have a material adverse effect on our financial results.

(3) We may be adversely affected by variability of contracted arrangements.

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

(4) A significant portion of our revenue is subject to commercial contracts and development of new markets that may involve unpredictable delays and other unexpected changes, which might limit our actual revenue in any given quarter or year.

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

(5) We have limited operating history as a separate public company and our historical financial information prior to the spin-off is not necessarily representative of the results we would have achieved as a separate publicly traded company, and may not be a reliable indicator of our future results.

The predecessor financial statements have been “carved out” from Old Digimarc’s consolidated financial statements and reflect assumptions and allocations made by Old Digimarc. The predecessor financial statements do not fully represent what the predecessor’s financial position, results of operations and cash flow would have been had it operated as a stand-alone public company for the periods presented, or those that we expect to achieve in the future because, among other reasons, prior to the spin-off, the digital watermarking business was operated by Old Digimarc as part of a larger corporate organization. For the years ended December 31, 2010 and 2009 we operated as a stand-alone company for the full year and, as expected, our operating costs on a stand-alone basis were higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. As a result, the predecessor information included in this Annual Report on Form 10-K is not necessarily indicative of what our future financial position, results of operations and cash flow will be. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(6) The market for our products is highly competitive and alternative technology or larger companies may undermine, limit or eliminate the market for our products’ technologies, which would decrease our revenue and profits.

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

In the competitive environment in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex, and require accurate prediction of demand as well as successful management of various development risks inherent in technology development. In light of these dependencies, it is possible that our failure to successfully accommodate future changes in technologies related to our technology could have a long-term effect on our growth and results of operations.

New developments are expected to continue, and discoveries by others, including current and potential competitors, possibly could render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from these products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have greater technical, financial, marketing and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We may be unable to compete successfully against current or future participants in our market or against alternative technologies, and the competitive pressures we face could decrease our revenue and profits in the future.

(7) We may not realize all the expected benefits of our patent licensing arrangement with Intellectual Ventures.

We recently entered into a patent licensing arrangement with IV pursuant to which we granted an exclusive license to sublicense a substantial portion of our patent assets to IV in exchange for various strategic and financial benefits. We may not realize all the expected benefits of our patent licensing arrangement with IV, including the expected full payment of the license issue fee, profit participation revenues, reduction of patent prosecution and maintenance costs, and full payment for the assistance we provide to IV with respect to the licensed patents. Any failure to realize these expected benefits could have a material adverse effect on our financial position, results of operations or cash flows.

(8) The joint ventures agreements we entered into with Nielsen may not produce marketable products that will provide a return on investment on the initial cash contributions.

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

As part of these joint ventures, we licensed to each of TVaura LLC and TVaura Mobile LLC all of our patents and technology not already subject to exclusive license grants to other licensees. The products contemplated by the joint ventures, which are still in the development stage and will require additional investment and oversight before they can be brought to market. If the joint ventures are successful in developing these products, the products will be new and untested, and they may not have a ready market.

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

(9) Our joint venture transactions with Nielsen may not realize all of their intended benefits.

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

(10) Disagreements between Nielsen and us regarding the strategy and priorities of the joint ventures or shortage of additional funding for the joint ventures may impede the development of joint venture products, which could negatively affect the value of our investment in TVaura LLC and TVaura Mobile LLC.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain these personnel in the future. It may not be practical for us to match the compensation some of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Moreover, our business is based in large part on patented technology, which is unique and not generally known. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

(12) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth, particularly in the media and entertainment sectors.

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

Our business and strategy rely substantially on deployment of our technology by our licensees and other third-party software developers and original equipment manufacturers. For example, one form of our technology is commonly deployed in image editing applications to permit users of these products to read data embedded in imagery, and thereby identify ownership and discern the identities of image owners. Another form of our technology is used in our anti-counterfeiting products. Our technology is also being deployed as part of Digital Cinema systems to theatres around the world by companies that integrate technologies and subsystems. In addition, we rely on the ability of IV to market our technology to third party licensees pursuant to the patent licensing arrangement we entered into with IV in October 2010. If third parties who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technology and increase licensing revenues would be adversely affected. Consequently, our ability to increase revenues would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek other providers.

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

Products and services as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise that were not contractually limited or adequately covered by insurance, the expense associated with defending these actions or paying the resultant claims could be significant.

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

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. As part of our patent licensing program, we bring claims or counterclaims of patent infringement to enforce our patent rights. Given the uncertain nature of litigation generally, we are not able to estimate the amount or range of gain or loss that could result from an outcome of litigation. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. We could incur charges in excess of any currently established accruals and, to the extent available, excess liability insurance. We are a defendant in a pending declaratory judgment action brought by Verance, alleging that certain of our patents are invalid or not infringed. An unfavorable outcome in the Verance suit or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For additional information regarding the Verance lawsuit in which we are involved, see Item 3, Legal Proceedings, and Note 15, Commitments and Contingencies, to the accompanying financial statements.

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

(25) Our corporate governance documents, our rights agreement and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

Our articles of incorporation and bylaws and Oregon law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements for shareholders to amend our organizational documents and limitations on actions by our shareholders by written consent. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. On July 31, 2008, our Board of Directors adopted a rights agreement pursuant to which one one-hundredth (1 /100) of a preferred stock purchase right will be issued for each outstanding share of our common stock. In general terms, our rights agreement works by imposing a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock, without the approval of our Board of Directors. Oregon law also restricts the ability to vote shares of stock acquired in a transaction that causes the acquiring person to control at least one-fifth, one-third or one-half of the votes entitled to be cast in the election of directors. Shares acquired in a control share acquisition have no voting rights except as authorized by a vote of the shareholders. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

ITEM 1B: UNRESOLVED	STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We lease our principal administrative, marketing, research, and intellectual property development facility, which is approximately 46,000 square feet in size and located in Beaverton, Oregon. In May 2010 we entered into an amendment with the landlord to extend the length of our facilities lease through August 2016. See Note 9 to our financial statements for further lease related disclosures.

ITEM 3:	LEGAL PROCEEDINGS

Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance. Digimarc is seeking payment for breach of contract by Verance for failure to make payments under the contract. Digimarc Corp. v. Verance Corp., CV’10-1489 JE.

ITEM 4:	[RESERVED]

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $28.90 on February 23, 2011. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2010		2009
	High	Low	High	Low
First quarter	$22.00	$14.75	$10.48	$8.60
Second quarter	$20.41	$16.41	$13.90	$9.50
Third quarter	$23.99	$18.07	$15.23	$11.00
Fourth quarter	$32.10	$22.56	$15.75	$13.07

At February 23, 2011, we had 193 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the future growth of our business.

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In April 2010, the Board of Directors approved an extension of the stock repurchase program through April 30, 2011. We have paid $1.6 million to repurchase 111,667 shares of outstanding common stock under this program since the program’s inception and $3.4 million remains available to repurchase common stock under the stock repurchase program.

In addition to the stock repurchase program described above, from time to time, we repurchase shares in connection with stock option exercises, to cover exercise price and taxes. The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2010:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
October 1, 2010 to October 31, 2010	61,998	$29.13	—	$3.4 million
Month 2
November 1, 2010 to November 30, 2010	14,129	$29.43	—	$3.4 million
Month 3
December 1, 2010 to December 31, 2010	16,872	$31.13	—	$3.4 million

Total	92,999	$29.54	—

(1)	Stock option shares and fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested on October 17, 2008, the first day of trading in our common stock at the closing price on that date and in each of the two indices at the closing price on that date and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenues, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Company Name / Index	Base Period 10/17/08	INDEXED RETURNS Years Ending

		12/31/08	12/31/09	12/31/10
Digimarc Corporation	100	106.03	158.62	317.57
Nasdaq Index	100	92.15	133.81	157.31
Peer Group	100	83.69	120.86	170.73

Companies included in the Peer Group index of the stock performance graph are as follows:

8X8 INC BITSTREAM INC DEMANDTEC INC DITECH NETWORKS INC DIVX INC DTS INC	ENDWAVE INC GLU MOBILE INC INSIGNIA SYSTEMS INC KEYNOTE SYSTEMS INC ORBCOMM INC PDF SOLUTIONS INC	PHOENIX TECHNOLOGIES LTD SELECTICA INC SUPPORT.COM INC VERSANT CORP WARWICK VALLEY TELEPHONE CO

(1)	The peer group does not include two companies, Amicas Inc. and Kana Software Inc. from our 2009 peer group A since they were acquired in 2010.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2010, which has been derived from audited financial statements as of December 31, 2010, 2009, 2008, 2007 and 2006, and as of August 1, 2008 , and years ended December 31, 2010, 2009, 2007 and 2006; and for the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008. The selected financial information presented may not reflect the results of operations or financial condition that would have resulted had we been operating as an independent, publicly-traded company during the periods presented, and is not necessarily indicative of our future performance as an independent company. See Item 1A, “Risk Factors.”

Statement of Operations Data (1)

	Successor	Successor	Successor	Predecessor	Total*	Predecessor	Predecessor
	Year Ended December 31,				Year Ended December 31,
	2010	2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	2008	2007	2006

Operating revenues	$31,150	$19,071	$7,832	$11,950	$19,782	$13,025	$11,071
Gross profit percentage	78%	67%	70%	69%	70%	69%	66%
Operating income (loss)	$6,151	$(2,565)	$(357)	$836	$479	$(1,310)	$(3,908)
Net income (loss)	$4,174	$(2,757)	$76	$1,415	$1,491	$55	$(2,687)
Earnings (loss) per share:
Net income (loss) per share—basic	$0.59	$(0.39)	$0.01
Net income (loss) per share—diluted	$0.55	$(0.39)	$0.01
Weighted average shares outstanding—basic	7,120	7,140	7,156
Weighted average shares outstanding—diluted	7,623	7,140	7,156
Pro-forma earnings (loss) per share:
Net income (loss) per share—basic and diluted				$0.20	$0.21	$0.01	$(0.38)
Weighted average shares outstanding—basic and diluted				7,143	7,143	7,143	7,143

*	Used for comparative purposes

Balance Sheet Data (1)

	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
	As of December 31,				As of December 31,
	2010	2009	2008	As of August 1, 2008	2007	2006
Cash, cash equivalents and short-term marketable securities	$34,781	$42,786	$40,168	$54,749	$32,713	$33,073
Long-term marketable securities	$11,163	$—	$5,744	$—	$—	$—
Total assets	$55,765	$50,483	$52,441	$64,111	$38,451	$37,658
Long-term liabilities	$525	$99	$257	$237	$215	$294
Redeemable preferred stock	$50	$50	$50	$—	$—	$—

(1)	The Old Digimarc/L-1 merger agreement provided that all cash and cash equivalents, short-term marketable securities and restricted cash, collectively referred to as the aggregate cash, of Old Digimarc was treated as cash retained by Digimarc in its carved-out financial statements. As a result, the presentation of the financial statements and operating data of Digimarc during the carve-out periods reflect the cash flow of Old Digimarc, including its Secure ID Business, combined with Digimarc. For 2006 and 2007, the consolidated results of Old Digimarc reflected operating losses of $13.1 million and $1.6 million respectively. Cash provided by operations for those same periods was $9.3 million and $16.3 million, respectively. Also, capital expenditures for those periods were $10.5 million and $17.7 million, respectively.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related media enhancement innovations, with over 630 U.S. and foreign patents and more than 430 U.S. and foreign patent applications on file as of December 31, 2010. Most of these patents are subject to an exclusive patent licensing arrangement as described further below.

As part of our intellectual property marketing initiative and patent monetization strategy, on October 5, 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with IV, pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, 597 patents and 288 patent applications held by us. We retained 4 patents and 128 patent applications that are not subject to the exclusive license, as well as 26 patents and 26 patent applications for which we hold rights with third parties.

We also assigned to IV the related causes of action and other enforcement rights and IV has the sole right, but not the obligation, to prepare, file, prosecute, maintain, defend and enforce the licensed patents at its expense. IV may at any time abandon its license or other rights to all or any of the licensed patents, in which case, certain licensed patents that IV opts to release revert back to us.

We also entered into a patent rights agreement pursuant to which we granted IV an exclusive call option to purchase all or any number of the licensed patents and/or patent applications. The agreement further provides for the grant by IV to us the right to put all or any number of patents within the licensed patents to IV if IV threatens or commences an action or proceeding with respect to infringement of a licensed patent.

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

While this arrangement includes a minimum fee guarantee plus a variable profit component that is similar to our typical license arrangements, this exclusive license to sublicense arrangement is a new marketing approach to our licensing activities. The license issue fee will be recognized as the quarterly installments are received over the three year period and as the support services are provided over the five year period.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, revenue recognition on license and subscription arrangements, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs, stock- based compensation and income taxes (valuation allowance). We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue recognition:

We derive our revenue primarily from development services and licensing of our patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements.

•

Royalty revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. Subscription revenue consists primarily of revenue from the sale of web-based subscriptions related to various software products, which are more recurring in nature.

Revenue is recognized in accordance with ASC 605 and 985 when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is probable.

Some customer arrangements encompass multiple deliverables, such as patent license, professional services; software subscriptions, and maintenance fees. If the deliverables meet the criteria in ASC 605, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in ASC 605 are as follows:

(i)	the delivered item has value to the customer on a stand-alone basis,

(ii)	there is objective and reliable evidence of the fair value of the undelivered item, and

(iii)	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company uses the “residual method” as allowed by ASC 605. Fair value for the delivered elements is generally based on the price at which the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of ASC 605, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•

Revenue from professional service arrangements is generally determined based on time and materials. Revenue for professional services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are fixed or determinable (within our normal 30 to 60 day payment terms), and collection is probable. If the payment terms extend beyond our normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•

Subscription revenue is accounted for under ASC 985 “Software”. Subscription revenue are generally paid in advance and recognized over the term of the license, which is generally twelve months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

Deferred revenue consists of billings in advance for professional services, licenses and subscriptions for which revenue has not been earned.

As noted above, the Company’s standard payment terms for royalty arrangements are 30 to 60 days. Extended payment terms increase the likelihood we will grant a customer a concession, such as reduced license payments or additional rights, rather than hold firm on minimum commitments in an agreement to the point of losing a potential advocate and licensee of patented technology in the marketplace. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond our standard payment terms, primarily because of the risk of substantial modification present in our patent licensing business. As such, revenue on royalty arrangements with extended payment terms are recognized as fees become fixed and determinable.

Impairments and estimation of useful lives of long-lived assets: We periodically assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of ASC 360 “Property, Plant and Equipment”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Also, we periodically review the useful lives of long-lived assets whenever events or changes in circumstances indicate that the useful life may have changed. If the estimated useful lives of the assets do change, we adjust the depreciation or amortization period to a shorter or longer period, based on the circumstances identified.

Contingencies and litigation: We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of ASC 450 “Contingencies”. If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

These patent costs are capitalized based on our determination that the related patents provide value through the life of the patent. However, we may subsequently determine a patent should be abandoned or has been impaired which the accumulated cost, including maintenance fees, would be written off. Through December 31, 2010, abandonment or write-offs have not been material either individually or in the aggregate.

Stock-based compensation: We account for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. We use the Black-Scholes option pricing model as our method of valuation for stock- based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with ASC 718, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. If we have low volatility, we would have a corresponding lower fair value of the stock-based award than if we had a higher volatility. The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Income taxes, valuation allowance: We account for income taxes in accordance with ASC 740 “Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The more-likely-than-not criterion means the likelihood of realization is greater than 50 percent. When evaluating whether it is more likely than not that all or some portion of the deferred tax asset will not be realized, we evaluate all available evidence, both positive and negative, that may affect the realizability of deferred tax assets and that should be identified and considered in determining the appropriate amount of the valuation allowance.

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

•

Intercompany transactions: With the retention by Digimarc of all of Old Digimarc cash, Digimarc’s cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as “net activity with Parent” in the Statement of Shareholders’ Equity. All intercompany transactions were eliminated.

•	Merger related costs: All Old Digimarc costs related to the merger of Old Digimarc with L-1 were allocated to Old Digimarc, but Digimarc was responsible for payment of the majority of these costs.

•	Commitments and contingencies: Commitments and contingencies related to the predecessor operations are included in these financial statements, and those relating to Old Digimarc were excluded.

•

Stock compensation expense: Stock-based compensation is accounted for in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor been a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the financial position, results of operations and cash flows of Digimarc’s current business had the predecessor operated as a separate, stand-alone public entity during the period presented in the predecessor financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. Operating costs of Digimarc on a stand-alone basis have been higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the financial position, results of operations and cash flows reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the period reflected in the predecessor financial statements.

Results of Operations—the Years Ended December 31, 2010 (successor) and December 31, 2009 (successor)

The following tables present our statements of operations data for the periods indicated.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue:
Service	$12,324	$10,845
License and subscription	18,826	8,226

Total revenue	31,150	19,071
Cost of revenue:
Service	6,464	6,090
License and subscription	236	211

Total cost of revenue	6,700	6,301
Gross profit	24,450	12,770
Operating expenses:
Sales and marketing	3,545	3,034
Research, development and engineering	5,687	4,989
General and administrative	7,864	6,299
Intellectual property	1,203	1,013

Total operating expenses	18,299	15,335

Operating income (loss)	6,151	(2,565)

Net loss from joint ventures	(2,180)	(691)
Interest income, net	245	522

Income (loss) before provision for income taxes	4,216	(2,734)
Provision for income taxes	(42)	(23)

Net income (loss)	$4,174	$(2,757)

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue:
Service	40%	57%
License and subscription	60	43

Total revenue	100	100
Cost of revenue:
Service	21	32
License and subscription	1	1

Total cost of revenue	22	33
Gross profit	78	67
Operating expenses:
Sales and marketing	12	16
Research, development and engineering	18	26
General and administrative	25	33
Intellectual property	4	5

Total operating expenses	59	80

Operating income (loss)	19	(13)

Net loss from joint ventures	(7)	(4)
Interest income, net	1	3

Income (loss) before provision for income taxes	13	(14)
Provision for income taxes	—	—

Net income	13%	(14)%

Our improved operating results for the year ended December 31, 2010 was due primarily to successfully executing our intellectual property monetization strategy as reflected in the licensing arrangements with Arbitron and IV, offset by investments in our product initiatives and joint ventures with Nielsen.

Revenue

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Revenue:
Service	$12,324	$10,845	$1,479	14%
License and subscription	18,826	8,226	10,600	129%

Total	$31,150	$19,071	$12,079	63%

Revenue (as % of total revenue):
Service	40%	57%
License and subscription	60%	43%

Total	100%	100%

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

The increase in service revenue was due primarily to increased program work from the Central Banks , increased services under our joint venture agreement with Nielsen, the completion of government contracts that are non-linear in nature and support services related to the IV arrangement.

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

The increase in license and subscription revenue was due primarily to the licensing arrangements with IV and Arbitron and increased royalties from Civolution, offset by decreased royalties from Verance, a cash basis customer, which chose to not pay its quarterly royalties to us and has sought legal remedies against us. See related disclosures in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

We anticipate revenue growth in 2011 from our existing customers and from new customers as we expand the marketing and monetization of our intellectual property portfolio.

Revenue by Geography

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$19,034	$8,673	$10,361	119%
International	12,116	10,398	1,718	17%

Total	$31,150	$19,071	$12,079	63%

Revenue (as % of total revenue):
Domestic	61%	45%
International	39%	55%

Total	100%	100%

Domestic revenue increased due primarily to the licensing arrangements with IV and Arbitron, the completion of government contracts that are non-linear in nature, and revenues received under the licensing and joint venture agreements with Nielsen.

International revenue increased primarily due to increased royalties from Civolution and increased service revenue from the Central Banks.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software; and

•	travel costs directly attributable to service and development contracts.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and to a lesser extent

•	amortization of capitalized patent costs.

Gross Profit

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Gross Profit:
Service	$5,860	$4,755	$1,105	23%
License and subscription	18,590	8,015	10,575	132%

Total	$24,450	$12,770	$11,680	91%

Gross Profit (as % of related revenue components):
Service	48%	44%
License and subscription	99%	97%
Total	78%	67%

The increase in gross profit primarily reflected the effect of the licensing arrangements with IV and Arbitron and royalties from Civolution, service revenues under our joint venture agreement with Nielsen and our agreement with the Central Banks, and the completion of government contracts.

The increase in gross profit as a percentage of revenue was due primarily to favorable margins from our government (including the Central Banks) and Nielsen joint venture service contracts primarily as a result of improved labor utilization in the variable component of our costs of services, and increased revenues attributed to the licensing arrangements with IV, Arbitron and Civolution.

Operating Expenses

Sales and marketing

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Sales and marketing	$3,545	$3,034	$511	17%
Sales and marketing (as % of total revenue)	12%	16%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

We allocate certain costs of sales and marketing to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our stock compensation plans.

We record all remaining, or “residual,” costs as sales and marketing costs.

The increase in sales and marketing expense resulted primarily from:

•	increased professional fees of $0.4 million related to developing marketing materials for our patent monetization and mobile device market initiatives, and

•	increased contract labor and professional fees of $0.2 million related to the mobile device market, in particular visual search.

We anticipate that we will continue to incur sales and marketing costs similar to existing or at potentially higher levels to support ongoing sales initiatives.

Research, development and engineering

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Research, development and engineering	$5,687	$4,989	$698	14%
Research, development and engineering (as % of total revenue)	18%	26%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

•	Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	Mobile platform creation to leverage device specific capabilities (e.g. instruction sets and GPUs).

•	Product Development:

•	Creation of Online Services Portal to provide campaign management and routing services for the Discover platform;

•	Implementation of web-hosted image watermark embedder in support of Discover platform; and

•	Iterative development and release of the Digimarc Discover application for the iTunes and Android marketplace.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

We allocate certain costs of research, development and engineering to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our stock compensation plans.

We record all remaining, or “residual,” costs as research, development and engineering costs.

The increases in research, development and engineering expense resulted primarily from increased headcount and employee compensation-related expenses from hiring additional engineers and scientists to facilitate expected growth in service revenue, and to increase our investment in research and development primarily related to the mobile device market, in particular visual search.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels to support certain ongoing research and product initiatives.

General and administrative

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
General and administrative	$7,864	$6,299	$1,565	25%
General and administrative (as % of total revenue)	25%	33%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in costs of services, sales and marketing, and research development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and related costs;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in general and administrative expenses resulted primarily from:

•	increased professional fees of $0.6 million related to the IV arrangement and investor relations,

•	increased legal and accounting fees of $0.5 million related to the IV arrangement and litigation matters, and

•	increased stock-based compensation of $0.3 million related to an additional layer of stock-based award grants.

We anticipate that we will continue to incur general and administrative expenses at existing or higher levels, particularly with legal fees related to our current litigation matter, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Intellectual property	$1,203	$1,013	$190	19%
Intellectual property (as % of total revenue)	4%	5%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and related costs of attorneys and legal assistants;

•	third party costs including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in intellectual property expenses resulted primarily from increased legal and maintenance related costs associated with our patent registration activity for our growing patent portfolio.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•

prosecution costs and direct labor hours (salaries, payroll taxes and benefits factor and incentive compensation related to our stock compensation plans) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

We anticipate that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$373	$231	$142	61%
Sales and marketing	192	210	(18)	(9)%
Research, development and engineering	314	187	127	68%
General and administrative	2,083	1,747	336	19%
Intellectual property	106	69	37	54%

Total	$3,068	$2,444	$624	26%

The increases in stock-based compensation expense were primarily due to an additional layer of stock-based awards being expensed pursuant to ASC 718 “Compensation—Stock Compensation.” We anticipate incurring an additional $6.2 million in stock-based compensation expense through December 2014 for awards outstanding as of December 31, 2010. The future effect of stock-based compensation on our financial position and results of operations will be determined by stock-based awards granted in future periods and the assumptions on which the value of those stock-based awards are based.

Net loss from joint ventures

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$(2,180)	$(691)	$(1,489)	(215)%

The increase in the net loss from joint ventures resulted primarily from a full year of operations for the joint ventures in 2010.

Interest income, net

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Decrease	Percent Decrease
Interest income, net	245	522	(277)	(53)%

The decrease in interest income, net was due primarily to lower interest earned on cash and marketable securities balances, reflecting lower interest rates paid on these balances.

Provision for Income Taxes.

For the year ended December 31, 2010, the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. The withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for federal and state tax expense on net income since the computed amount was completely offset with available federal and state attribute carryforwards. In addition, we continue to provide for valuation allowance to offset our net deferred tax assets until such time that we are able to conclude that it is more likely than not the tax assets or portions thereof will be realized.

For the year ended December 31, 2009, there was no provision for income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period.

Digimarc continually assesses the applicability of a valuation allowance. Based upon the positive and negative evidence available as of December 31, 2010, we concluded that it is not more likely than not that net deferred tax assets will be utilized. Consequently, a valuation allowance continues to offset our net deferred tax assets.

Results of Operations—the Year Ended December 31, 2009 (successor) compared to the Periods January 1, 2008 through August 1, 2008 (predecessor) and August 2, 2008 through December 31, 2008 (successor)

The following tables present our statements of operations data for the periods indicated.

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Revenue:
Service	$10,845	$4,064	$6,456	$10,520
License and subscription	8,226	3,768	5,494	9,262

Total revenue	19,071	7,832	11,950	19,782
Cost of revenue:
Service	6,090	2,248	3,519	5,767
License and subscription	211	114	145	259

Total cost of revenue	6,301	2,362	3,664	6,026
Gross profit	12,770	5,470	8,286	13,756
Operating expenses:
Sales and marketing	3,034	1,154	1,928	3,082
Research, development and engineering	4,989	1,772	2,071	3,843
General and administrative	6,299	2,597	2,349	4,946
Intellectual property	1,013	304	1,102	1,406

Total operating expenses	15,335	5,827	7,450	13,277

Operating income (loss)	(2,565)	(357)	836	479

Net loss from joint ventures	(691)	—	—	—
Interest income, net	522	443	590	1,033

Income (loss) before provision for income taxes	(2,734)	86	1,426	1,512
Provision for income taxes	(23)	(10)	(11)	(21)

Net income (loss)	$(2,757)	$76	$1,415	$1,491

*	Used for comparative purposes

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Revenue:
Service	57%	52%	54%	53%
License and subscription	43	48	46	47

Total revenue	100	100	100	100
Cost of revenue:
Service	32	29	30	29
License and subscription	1	1	1	1

Total cost of revenue	33	30	31	30
Gross profit	67	70	69	70
Operating expenses:
Sales and marketing	16	15	16	16
Research, development and engineering	26	23	17	19
General and administrative	33	33	20	25
Intellectual property	5	4	9	7

Total operating expenses	80	75	62	67

Operating income (loss)	(13)	(5)	7	3

Net loss from joint ventures	(4)	—	—	—
Interest income, net	3	6	5	5

Income (loss) before provision for income taxes	(14)	1	12	8
Provision for income taxes	—	—	—	—

Net income	(14)	1%	12%	8%

*	Used for comparative purposes

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

Operating Expenses

The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor operated as a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the operating expenses of Digimarc’s current business had the predecessor been a separate, stand-alone public entity during the period presented in the predecessor’s financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of these expenses was not practicable. Operating costs of Digimarc on a stand-alone basis have been higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the operating expenses reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the period reflected in the predecessor financial statements. The operating expenses for the year ended December 31, 2009 are consistent with our expectations as a stand-alone entity.

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

General and administrative

	Successor	Successor	Predecessor	Total*	Dollar Increase	Percent Increase
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
General and administrative	$6,299	$2,597	$2,349	$4,946	$1,353	27%
General and administrative (as % of total revenue)	33%	33%	20%	25%

*	Used for comparative purposes

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

Old Digimarc accounted for stock-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

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

Net loss from joint ventures

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss from joint ventures	$(691)	$—	$—	$—	$(691)	(100)%

*	Used for comparative purposes

The net loss from joint ventures for the year ended December 31, 2009 reflects the initial operations of the joint ventures that started in the second half of 2009.

Interest income, net

	Successor	Successor	Predecessor	Total*
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008	Dollar Increase (Decrease)	Percent Increase (Decrease)
Interest income, net	522	443	590	1,033	(511)	(49)%

*	Used for comparative purposes

The decrease in interest income, net for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008, resulted primarily from lower interest earned on cash and investment balances, reflecting a combination of slightly lower average investment balances and lower interest rates paid on these balances.

Provision for Income Taxes

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

Liquidity and Capital Resources

	December 31, 2010	December 31, 2009
Working capital	$35,526	$43,503
Current (liquidity) ratio (1)	9.7:1	12.7:1
Cash, cash equivalents and short-term marketable securities	$34,781	$42,786
Long-term marketable securities	11,163	—
Total cash, cash equivalents and all marketable securities	$45,944	$42,786

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $3.2 million increase in cash, cash equivalents and all marketable securities resulted primarily from:

•

improved operating results, driven primarily from increased revenues, the majority of which were associated with the revenue and related profit contribution from the IV and Arbitron licensing arrangements and royalties from Civolution; offset by

•	investments in our business for both capital and intellectual property initiatives;

•	cash contributions to the joint ventures with Nielsen; and

•	purchases of common stock related to stock option exercises and the vesting of restricted stock.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include federal agency notes, company notes, and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government and U. S. federal agencies, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries, at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal.

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

Operating Cash Flow. The components of operating cash flows were:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase	Percent Increase
Net income (loss)	$4,174	$(2,757)	$6,931	251%
Non-cash items	5,892	3,724	2,168	58%
Changes in operating assets and liabilities	366	(188)	554	295%

Net cash provided by operating activities	$10,432	$779	$9,653	1,239%

	Successor	Successor	Predecessor	Total*	Dollar Increase (Decrease)	Percent Increase (Decrease)
	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	Year Ended December 31, 2008
Net income (loss)	$(2,757)	$76	$1,415	$1,491	$(4,248)	(285)%
Non-cash items	3,724	730	1,844	2,574	1,150	45%
Changes in operating assets and liabilities	(188)	(9,113)	8,951	(162)	(26)	(16)%

Net cash provided by (used in) operating activities	$779	$(8,307)	$12,210	$3,903	$(3,124)	(80)%

*	Used for comparative purposes

Net income (loss).

The increase in operating results for the year ended December 31, 2010 compared to the year ended December 31, 2009 reflects higher revenues, primarily attributable to revenue received under the licensing arrangements with IV and Arbitron and royalty revenues from Civolution, offset by increased stock compensation expense, legal and professional fees related to IV arrangement and consulting and marketing expenses related to product initiatives.

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

Non-cash charges.

The increase in non-cash items for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of the net losses from the joint ventures and an additional layer of stock-based awards.

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

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the year ended December 31, 2010 compared to the year ended December 31, 2009 related to:

•	collection of advanced billings, as provided in our contracts with customers; offset by

•

a reduction in compensation related liabilities related to accrued bonuses at the 2009 year-end that were paid in 2010 compared with no bonus accrual at December 31, 2010, as a result of the elimination of the bonus program.

The primary changes in the operating assets and liabilities for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 relate to the collection of advanced billings, as provided in our contracts with customers; offset by the amortization of deferred revenues.

Cash flows from investing activities.

The primary changes in the investing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 related to:

•	increase in investments made in leaseholds, primarily related to data center and security improvements to our corporate offices in connection with the amendment to our facilities lease;

•	increase in investments made in the patent application and granting process;

•	increase in investments made in joint ventures; and

•	decrease in net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

The primary changes in the investing activities for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 relate to:

•	decrease in investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	increase in investments made in the patent application and granting process beginning August 2, 2008;

•	initial investments made in joint ventures that started in the second half of 2009; and

•	decrease in net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The primary changes in the financing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 related to the increase in purchases of common stock as part of the stock incentive plan through net exercises of stock options, and for the withholding of shares upon the exercise of stock options and vesting of restricted stock to satisfy tax withholding obligations, offset by the exercise of stock options.

The primary changes in the financing activities for the year ended December 31, 2009 compared to the combined periods January 1, 2008 through August 1, 2008 and August 2, 2008 through December 31, 2008 relate to purchases of common stock as part of the stock repurchase program, partially offset by the exercise of stock options.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Purchases related to net option exercises	$3,037	$—
Purchases related to tax withholdings	2,787	$177
Purchases related to stock repurchase program	—	$1,560

Total common stock purchases	$5,824	$1,737

Commitments and Contingencies.

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute an aggregate $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $2.8 million remains to be contributed as of December 31, 2010.

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 with rent payments totaling $5.3 million.

Our obligations under non-cancelable operating leases for our facilities and various equipment leases, which totaled $4.8 million as of December 31, 2010 and are payable in monthly installments through August 2016.

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations	$2,800	$2,800	$—	$—	$—
Total operating lease obligations	4,823	796	1,669	1,747	611

Total obligations	$7,623	$3,596	$1,669	$1,747	$611

Future Cash Expectations

On January 26, 2011, we repurchased 552,536 shares of our common stock from Koninklijke Philips Electronics, N.V., in a privately negotiated transaction. The shares were purchased for an aggregate purchase price of approximately $14.9 million, including transaction fees. We funded the repurchase transaction from cash on hand and the repurchase was separate from the $5 million share repurchase program.

As part of our stock repurchase program, of the $5.0 million that was authorized, as of December 31, 2010 $3.4 million remained available to purchase our common stock in the open market or private transactions through April 30, 2011.

In connection with the IV arrangement, we anticipate our cash flow will improve with:

1)	payment of the license issue fee in increasing quarterly installments over three years,

2)	consulting fees payable over five years, and

3)	additional cost savings because IV has assumed the prosecution and maintenance costs related to the patents and patent applications that were licensed to IV that were previously borne by us.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We have assessed the impact of this standard and do not believe that the provisions of this standard will have a material impact on our financial condition or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with the economics of the revenue arrangements.

The standard also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. We have assessed the impact of this standard and do not believe that the provisions of this standard will have a material impact on our financial condition or results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us:

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

•	our ability to improve margins;

•	anticipated expenses, costs, margins and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the source of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our ability to fund our working capital needs through cash flow from operations;

•

capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	protection of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2010, we had an investment portfolio of money market funds, commercial securities and U.S. government securities, including those classified as cash and cash equivalents, and short- and long-term marketable securities, totaling $45.9 million. The original maturities of our investment portfolio range from 24 to 1,000 plus days with an average interest rate of 0.6%. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2010, the decline of the fair market value of the fixed income portfolio would not be material.

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

On December 21, 2010, we dismissed Grant Thornton LLP (“GT”) as our independent registered public accounting firm. The decision to dismiss GT was approved by the Audit Committee of the Board of Directors.

During 2010, there was one disagreement with GT on a matter of accounting principles in which GT communicated that it disagreed with our proposed accounting treatment concerning revenue recognition related to the patent licensing arrangement entered into between us and IV Digital Multimedia Inventions, LLC, an affiliate of Intellectual Ventures (“IV”), on October 5, 2010. The Audit Committee has periodically discussed this matter and its status with GT. The accounting treatment for this transaction remained unresolved at the time of GT’s dismissal.

As discussed in Note 4 of our financial statements, we are recognizing license revenue from the transaction with IV as payments become due and payable because of the extended nature of the payment terms. This resulted in $5,275 of revenue being recognized in the December 31, 2010 financial statements.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited Digimarc Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digimarc Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Digimarc Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Digimarc Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Digimarc Corporation as of December 31, 2010 and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Portland, Oregon

March 3, 2011

ITEM 9B:	OTHER INFORMATION

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2011 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Director Compensation,” and “Executive Compensation” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm – KPMG LLP

(ii)	Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

(iii)	Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

(iv)	Balance Sheets as of December 31, 2010 and 2009

(v)	Statements of Operations for the years ended December 31, 2010 and 2009, the Period August 2, 2008 through December 31, 2008, and the Period January 1, 2008 through August 1, 2008

(vi)	Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009, the Period August 2, 2008 through December 31, 2008, and the Period January 1, 2008 through August 1, 2008

(vii)	Statements of Cash Flows for the years ended December 31, 2010 and 2009, the Period August 2, 2008 through December 31, 2008, and the Period January 1, 2008 through August 1, 2008

(viii)	Notes to Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(a)(3) Exhibits

See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(c) TVaura LLC Financial Statements (A Development Stage Company)

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm – KPMG LLP

(ii)	Balance Sheets as of December 31, 2010 and 2009

(iii)	Statements of Operations for the year ended December 31, 2010, the Period June 11, 2009 (inception) through December 31, 2009 and the Period June 11, 2009 (inception) through December 31, 2010

(iv)	Statements of Members’ Equity for the year ended December 31, 2010, and the Period June 11, 2009 (inception) through December 31, 2009

(v)	Statements of Cash Flows for the year ended December 31, 2010, the Period June 11, 2009 (inception) through December 31, 2009 and the Period June 11, 2009 (inception) through December 31, 2010

(vi)	Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION

Date: March 3, 2011	By:	/s/ MICHAEL MCCONNELL
Michael McConnell Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2011

/s/ MICHAEL MCCONNELL Michael McConnell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ PETER W. SMITH Peter W. Smith	Director	March 3, 2011

/s/ JAMES T. RICHARDSON James T. Richardson	Director	March 3, 2011

/s/ WILLIAM J. MILLER William J. Miller	Director	March 3, 2011

/s/ BERNARD WHITNEY Bernard Whitney	Director	March 3, 2011

DIGIMARC CORPORATION INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited the accompanying balance sheet of Digimarc Corporation as of December 31, 2010 and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digimarc Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 3, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Digimarc Corporation

We have audited the accompanying balance sheet of Digimarc Corporation (the “Company”) as of December 31, 2009 and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2009 and the period from August 2, 2008 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from August 2, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon

February 24, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Digimarc Corporation

We have audited the accompanying statements of operations, shareholders’ equity, and cash flows of New Digimarc Corporation (the “Predecessor”, a carved-out business unit of Old Digimarc Corporation) for the period from January 1, 2008 through August 1, 2008. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the period from January 1, 2008 through August 1, 2008 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the financial statements, certain expenses of the Predecessor represent allocations from Old Digimarc Corporation. The accompanying financial statements include such allocations and may not necessarily be representative of the results of operations had the Predecessor operated as an unaffiliated company during the period presented.

/s/ GRANT THORNTON LLP

Portland, Oregon

August 6, 2010

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,340	$8,884
Marketable securities	28,441	33,902
Trade accounts receivable, net	3,481	3,570
Other current assets	1,345	872

Total current assets	39,607	47,228
Marketable securities	11,163	—
Property and equipment, net	1,330	1,114
Intangibles, net	2,174	1,302
Investments in joint ventures	1,029	409
Other assets	462	430

Total assets	$55,765	$50,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,519	$1,407
Deferred revenue	2,562	2,318

Total current liabilities	4,081	3,725
Deferred rent and other long-term liabilities	525	99

Total liabilities	4,606	3,824

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock (10,000 shares issued and outstanding at December 31, 2010 and 2009)	50	50
Common stock (7,443,450 and 7,205,701 shares issued and outstanding at December 31, 2010 and 2009, respectively)	7	7
Additional paid-in capital	49,609	49,283
Retained earnings (accumulated deficit)	1,493	(2,681)

Total shareholders’ equity	51,159	46,659

Total liabilities and shareholders’ equity	$55,765	$50,483

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008
Revenue:
Service	$12,324	$10,845	$4,064	$6,456
License and subscription	18,826	8,226	3,768	5,494

Total revenue	31,150	19,071	7,832	11,950
Cost of revenue:
Service	6,464	6,090	2,248	3,519
License and subscription	236	211	114	145

Total cost of revenue	6,700	6,301	2,362	3,664
Gross profit	24,450	12,770	5,470	8,286
Operating expenses:
Sales and marketing	3,545	3,034	1,154	1,928
Research, development and engineering	5,687	4,989	1,772	2,071
General and administrative	7,864	6,299	2,597	2,349
Intellectual property	1,203	1,013	304	1,102

Total operating expenses	18,299	15,335	5,827	7,450

Operating income (loss)	6,151	(2,565)	(357)	836
Net loss from joint ventures	(2,180)	(691)	—	—
Interest income, net	245	522	(443)	590

Income (loss) before provision for income taxes	4,216	(2,734)	86	1,426
Provision for income taxes	(42)	(23)	(10)	(11)

Net income (loss)	$4,174	$(2,757)	$76	$1,415

Earnings (loss) per share:
Net income per share—basic	$0.59	$(0.39)	$0.01
Net income per share—diluted	$0.55	$(0.39)	$0.01
Weighted average shares outstanding—basic	7,120	7,140	7,156
Weighted average shares outstanding—diluted	7,623	7,140	7,156
Pro-forma earnings per share:
Net income per share—basic				$0.20
Net income per share—diluted				$0.20
Weighted average shares outstanding—basic				7,143
Weighted average shares outstanding—diluted				7,143

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings (accumulated Deficit)	Net Parent Investment	Total shareholders’ equity
	Shares	Amount	Shares	Amount
PREDECESSOR
BALANCE AT DECEMBER 31, 2007	—	$—	—	$—	$—	$—	$34,839	$34,839
Cash from Parent stock activity	—	—	—	—	—	—	23,862	23,862
Stock compensation allocated from Parent	—	—	—	—	—	—	914	914
Net activity with Parent	—	—	—	—	—	—	(13,237)	(13,237)
Net income	—	—	—	—	—	—	1,415	1,415

BALANCE AT AUGUST 1, 2008	—	$—	—	$—	$—	$—	$47,793	$47,793

SUCCESSOR
August 2, 2008: Stock issued through spin-off of Digimarc	10,000	$50	7,143,442	$7	$47,736	$—	$(47,793)	$—
Issuance of restricted common stock	—	—	136,000	—	—	—	—	—
Stock compensation expense	—	—	—	—	532	—	—	532
Net income	—	—	—	—	—	76	—	76

BALANCE AT DECEMBER 31, 2008	10,000	50	7,279,442	7	48,268	76	—	48,401
Issuance of common stock	—	—	28,343	—	273	—	—	273
Issuance of restricted common stock	—	—	22,200	—	—	—	—	—
Purchase and retirement of common stock	—	—	(124,284)	—	(1,737)	—	—	(1,737)
Stock compensation expense	—	—	—	—	2,479	—	—	2,479
Net loss	—	—	—	—		(2,757)	—	(2,757)

BALANCE AT DECEMBER 31, 2009	10,000	50	7,205,701	7	49,283	(2,681)	—	46,659
Issuance of common stock	—	—	313,832	—	3,045	—	—	3,045
Issuance of restricted common stock	—	—	124,560	—	—	—	—	—
Purchase and retirement of common stock	—	—	(200,643)	—	(5,824)	—	—	(5,824)
Stock compensation expense	—	—	—	—	3,105	—	—	3,105
Net income	—	—	—	—	—	4,174	—	4,174

BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$—	$51,159

See Notes to Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008
Cash flows from operating activities:
Net income (loss)	$4,174	$(2,757)	$76	$1,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	644	589	198	568
Stock-based compensation expense	3,068	2,444	532	913
Net loss from joint ventures	2,180	691	—	—
Increase (decrease) in allowance for doubtful accounts	—	—	—	(43)
Other non-cash charges	—	—	—	405
Changes in operating assets and liabilities:
Trade accounts receivable	89	269	(762)	718
Other current assets	(473)	3	3,882	(4,370)
Other assets	(32)	(283)	40	(103)
Accounts payable and other accrued liabilities	507	(65)	(12,639)	13,384
Deferred revenue	275	(112)	366	(677)

Net cash provided by (used in) operating activities	10,432	779	(8,307)	12,210
Cash flows from investing activities:
Purchase of property and equipment	(781)	(460)	(76)	(799)
Capitalized patent costs	(914)	(842)	(448)	—
Investments in joint ventures	(2,800)	(1,100)	—	—
Sale or maturity of marketable securities	122,176	43,708	95,553	136,767
Purchase of marketable securities	(127,878)	(50,626)	(118,688)	(137,048)

Net cash used in investing activities	(10,197)	(9,320)	(23,659)	(1,080)
Cash flows from financing activities:
Cash from Parent stock activity	—	—	—	23,862
Net activity with Parent	—	—	—	(13,237)
Issuance of common stock	3,045	273	—	—
Purchase of common stock	(5,824)	(1,737)	—	—
Principal payments under capital lease obligations	—	(39)	(6)	—

Net cash provided by (used in) financing activities	(2,779)	(1,503)	(6)	10,625

Net increase (decrease) in cash and cash equivalents	(2,544)	(10,044)	(31,972)	21,755
Cash and cash equivalents at beginning of period	8,884	18,928	50,900	29,145

Cash and cash equivalents at end of period	$6,340	$8,884	$18,928	$50,900

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$42	$23	$10	$11
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$37	$35	$—	$—

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

The Company

The Company was formed as DMRC LLC on June 18, 2008 and began independent operations on on August 2, 2008 through a spin-out transaction of the watermarking business of the former Digimarc Corporation into a new company which retained the former name. The record holders were provided a proportional share of common stock of Digimarc Corporation in relation to their holdings in the former company. The shareholders received their shares effective October 16, 2008. The Company was originally incorporated as a Delaware corporation, but has re-incorporated in Oregon, where the corporate offices are located, in 2010 following shareholder approval at its Annual Meeting.

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

On August 1, 2008, prior to the initial expiration of the offer, Old Digimarc contributed all of the assets and liabilities related to its digital watermarking business, which we refer to as the Digital Watermarking Business, together with all of Old Digimarc’s cash, to DMRC LLC. Following the restructuring, all of the limited liability company interests of DMRC LLC were transferred to a newly created trust for the benefit of Old Digimarc record holders. DMRC LLC then merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the Old Digimarc/L-1 merger, DMRC Corporation changed its name to Digimarc Corporation. The shares of Digimarc common stock were held by the trust until the Form 10, General Form for Registration of Securities, was declared effective by the Securities and Exchange Commission (“SEC”) on October 16, 2008, at which time the shares were distributed to Old Digimarc record holders, as beneficiaries of the trust, pro rata in accordance with their ownership of shares of Old Digimarc common stock on August 1, 2008 at 5:30 pm Eastern time, the spin-off record date and time. Each Old Digimarc record holder was entitled to receive one share of Digimarc common stock for every three and one half shares of Old Digimarc common stock held by the shareholder as of the spin-off record date and time.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs, stock-based compensation and income taxes (valuation allowance). Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $6,036 and $8,197 at December 31, 2010 and 2009, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

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

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued payroll approximate their carrying values due to the short-term nature of these instruments. The carrying amounts of capital leases approximate fair value because the stated interest rates approximate current market rates. These items are valued using either Level 1 or Level 2 inputs.

	December 31, 2010	December 31, 2009
Marketable securities, at amortized cost	$43,898	$37,402
Cash equivalents, included above	$4,294	$3,500
Money market funds, included above	$1,742	$4,697

The Company records marketable securities at amortized costwhich approximates fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input.

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis. Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U.S. federal agencies, which have no limits, at the time of purchase. The

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries, at the time of purchase. As a result, Digimarc’s credit risk associated with cash and cash equivalents and investments is believed to be minimal.

Equity Method Investments

The Company accounts for the joint ventures under the equity method of accounting pursuant to ASC 323 “Investments – Equity Method and Joint Ventures.” Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. Distributions received from the investee (such as dividends) reduce the carrying amount of the investment.

The Company reviews its equity investments for impairment whenever there is a loss in value of an investment which is other than a temporary decline. The Company conducts its equity investment impairment analyses in accordance with ASC 323, which requires the Company to record an impairment charge for a decrease in value of an investment when the decline in the investment is considered to be other than temporary.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through December 31, 2010, there have been no such impairment losses.

Research and Development

Research and development costs are expensed as incurred as defined in ASC 730 “Research and Development.”

Software Development Costs

Under ACS 985 “Software,” software development costs are to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is made available for general release to customers. To date, the establishment of technological feasibility of the Company’s products has occurred shortly before general release and, therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses for the years ended December 31, 2010 and 2009 and the period August 2, 2008 through December 31, 2008 totaled $113, $29 and $7, respectively. Advertising costs for the period January 1, 2008 through August 1, 2008 were not allocated to the predecessor company as the amount was immaterial.

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

Revenue Recognition

See Note 3 for detail disclosures of the Company’s revenue recognition policy.

Stock-Based Compensation

ASC 718 requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 Shared-Based Payment, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

•

Incentive compensation allocations to cost of services: Cost of incentive compensation related to bonus and stock compensation charges for employees in the research, development and engineering cost centers was not considered significant to Old Digimarc’s consolidated operations during the periods reported and were treated as research, development and engineering costs in Old Digimarc’s financial

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

statements. For Digimarc’s reporting purposes, these incentive compensation costs have been allocated to cost of services to the extent that their pro rata salary allocations were made to the cost of services expense category. The impact for the reported period ranged from a 1% to 3% reduction in margins compared to the results had the allocations not been made.

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

•

Intercompany transactions: With the retention by Digimarc of all of Old Digimarc cash, Digimarc’s cash balances effectively funded the operations, if needed, of Old Digimarc. The net difference of cash needs for operating and capital expenditures to and from Old Digimarc is shown as “net activity with Parent” in the Statement of Shareholders’ Equity. All intercompany transactions were eliminated.

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

•

Stock compensation expense: Stock-based compensation is accounted for by Old Digimarc in accordance with ASC 718 “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation for all stock- based awards made to employees and directors, including stock options, employee stock purchases under a stock purchase plan and restricted stock awards based on estimated fair values. Stock compensation expense was allocated to the predecessor based on a combination of specific and shared services resource allocations from Old Digimarc.

The financial information in the predecessor financial statements does not include all of the expenses that would have been incurred had the predecessor been a separate, stand-alone public entity. As such, the predecessor financial information does not reflect the financial position, results of operations and cash flows of Digimarc’s current business, had the predecessor operated as a separate, stand-alone public entity during the period presented in the predecessor financial statements. Additionally, the predecessor financial statements include proportional allocations of various shared services common costs of Old

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Digimarc because specific identification of these expenses was not practicable. Operating costs of Digimarc on a stand-alone basis have been higher than those allocated to the predecessor operations under the shared services methodology applied in the predecessor financial statements. Consequently, the financial position, results of operations and cash flows reflected in the predecessor financial statements may not be indicative of those that would have been achieved had the predecessor operated as a separate, stand-alone entity for the period reflected in the predecessor financial statements.

(2) Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company has assessed the impact of this standard and does not believe that the provisions of this standard will have a material impact on the financial condition or results of operations of the Company.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with the economics of the revenue arrangements. The standard also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company has assessed the impact of this standard and does not believe that the provisions of this standard will have a material impact on the financial condition or results of operations of the Company.

(3) Revenue Recognition

We derive our revenue primarily from development services and licensing of our patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements.

•

Royalty revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. Subscription revenue consists primarily of revenue from the sale of web-based subscriptions related to various software products, which are more recurring in nature.

Revenue is recognized in accordance with ASC 605 and 985 when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is probable.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Some customer arrangements encompass multiple deliverables, such as patent license, professional services; software subscriptions, and maintenance fees. If the deliverables meet the criteria in ASC 605, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. The criteria specified in ASC 605 are as follows:

(i)	the delivered item has value to the customer on a stand-alone basis,

(ii)	there is objective and reliable evidence of the fair value of the undelivered item, and

(iii)	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

The Company uses the “residual method” as allowed by ASC 605. Fair value for the delivered elements is generally based on the price at which the Company has sold the element separately to another customer. Management applies judgment to ensure appropriate application of ASC 605, including value allocation among multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements and timing of revenue recognition, among others.

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•

Revenue from professional service arrangements is generally determined based on time and materials. Revenue for professional services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Royalty revenue is recognized when the royalty amounts owed to the Company have been earned, are fixed or determinable (within our normal 30 to 60 day payment terms), and collection is probable. If the payment terms extend beyond our normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•

Subscription revenue is accounted for under ASC 985 “Software”. Subscription revenue are generally paid in advance and recognized over the term of the license, which is generally twelve months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

Deferred revenue consists of billings in advance for professional services, licenses and subscriptions for which revenue has not been earned.

As noted above, the Company’s standard payment terms for royalty arrangements are 30 to 60 days. Extended payment terms increase the likelihood we will grant a customer a concession, such as reduced license payments or additional rights, rather than hold firm on minimum commitments in an agreement to the point of losing a potential advocate and licensee of patented technology in the marketplace. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in our patent licensing business. As such, revenue on royalty arrangements with extended payment terms are recognized as fees become fixed and determinable.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(4) Patent Licensing Arrangement with Intellectual VenturesTM

On October 5, 2010, the Company entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual VenturesTM (“IV”), pursuant to which the Company granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, 597 patents and 288 patent applications held by the Company. The Company retained 4 patents and 128 patent applications that are not subject to the exclusive license, as well as 26 patents and 26 patent applications for which the Company holds rights with third parties.

The Company also assigned to IV the related causes of action and other enforcement rights and IV has the sole right, but not the obligation, to prepare, file, prosecute, maintain, defend and enforce the licensed patents at its expense. IV may at any time abandon its license or other rights to all or any of the licensed patents, in which case, certain licensed patents that IV opts to release revert back to the Company.

The Company also entered into a patent rights agreement pursuant to which the Company granted IV an exclusive call option to purchase all or any number of the licensed patents and/or patent applications. The agreement further provides for the grant by IV to the Company the right to put all or any number of patents within the licensed patents to IV if IV threatens or commences an action or proceeding with respect to infringement of a licensed patent.

The financial aspects of the IV agreement for the Company include:

•	a license issue fee of $36 million, paid to the Company in increasing quarterly installments over three years ($11,400 in 2011, $12,550 in 2012 and $6,775 in 2013);

•	20% of the profits generated from the IV licensing program, which profits consist of sublicensing and other monetization revenue less specified expenses, including the license issue fee;

•	IV assumes responsibility for approximately $1 million per year in prosecution and maintenance costs previously borne by the Company;

•	a minimum of $4 million of paid support over five years from the Company to assist IV in maximizing the value of the licensed assets; and

•

a royalty-free grant-back license to the licensed patents to continue the Company’s existing business related to those assets, including maintaining and renewing existing patent licenses, and providing software and services.

The payment terms extend beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue is being recognized when the installments are due, and the support services will be recognized as the services are performed.

(5) Segment Information

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008
Domestic	$19,034	$8,673	$3,425	$6,274
International	12,116	10,398	4,407	5,676

Total	$31,150	$19,071	$7,832	$11,950

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008
Central Banks	30%	46%	46%	39%
Intellectual Ventures	18%	—	—	—
Arbitron	14%	—	—	—
The Nielsen Company (“Nielsen”)	12%	24%	31%	38%

(6) Stock-Based Compensation

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

Determining Fair Value

Preferred Stock

The Board of Directors authorized 10,000 shares of Series A Redeemable Nonvoting Preferred stock (Series A Preferred) to be issued to the executive officers. The Series A Redeemable Nonvoting Preferred stock has no voting rights, except as required by law, and may be redeemed at the option of the Company’s Board of Directors at any time on or after June 18, 2013.

The Series A Preferred is redeemable based on the stated fair value of $5.00 per share, and the related stock compensation expense is recognized over the non-redeemable period of 5 years, or 60 months, through June 2013 using the straight-line method. The Series A Preferred has no dividend rights and no rights to the undistributed earnings of the Company.

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determined the initial expected life based on a simplified method in accordance with SAB 110 “Shared-Based Payment”, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. Stock options granted generally vest over four years for employee grants and two years for director grants, and have contractual terms of ten years.

Expected Volatility. The Company estimates the initial volatility of its common stock at the date of grant based on a 50/50 blend of the Company’s own historical volatility and an independent analysis of a peer group’s historical volatility, calculated by individual entity basis, of its common stock using the Black-Scholes option valuation model based on historical stock prices over the most recent period commensurate with the estimated expected life of the award for 2010. For 2009, the Company’s estimate of volatility was based on an independent analysis of a peer group’s historical volatility of their common stock, calculated by individual entity basis.

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

A summary of the weighted average assumptions and results for options granted are as follows:

	2010	2009	August 2, 2008 Through December 31, 2008
Expected life (in years)	5.2 – 6.0	5.64	5.6 – 6.0
Expected volatility	52% – 55%	70.45%	70% – 72%
Risk-free interest rate	2.5% – 3.0%	2.17%	2.8% – 2.9%
Expected dividend yield	0%	0%	0%

The fair value of stock options granted was $1,159, $185 and $7,502 for the year ended December 31, 2010 and 2009, and the Period August 2, 2008 through December 31, 2008, respectively.

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

Stock-based Compensation

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008
Stock-based compensation:
Cost of revenue	$373	$231	$5	$99
Sales and marketing	192	210	38	208
Research, development and engineering	314	187	51	34
General and administrative	2,083	1,747	422	537
Intellectual property	106	69	16	35

Stock compensation expense	3,068	2,444	532	913
Capitalized to patent costs	37	35	—	—

Total stock-based compensation	$3,105	$2,479	$532	$913

At December 31, 2010, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, 587,048 non-vested stock options and 197,760 shares of restricted stock outstanding. As of December 31, 2010, 2009 and 2008, the Company had $6,212, $6,114 and $8,337, respectively, of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including options and restricted stock. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period of 1.12 years and 1.72 years, respectively, through November 2014.

Information regarding deferred stock compensation expense and information related to the assumptions used in the above calculations is further described in Note 11.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(7) Net Income Per Share

Net income per share is calculated in accordance with ASC 260 “Earnings Per Share”, which provides that basic and diluted net income per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Year Ended December 31, 2010
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$4,174	7,120	$0.59
Effect of Dilutive Securities
Options		440
Restricted stock		63

Diluted EPS
Income available to common shareholders	$4,174	7,623	$0.55

There were no common stock equivalents related to stock options that were anti-dilutive for 2010 because their exercise price was lower than the average market price of the underlying common stock for the period.

	Year Ended December 31, 2009			Period August 2, 2008 through December 31, 2008
	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount	Income (000’s) (Numerator)	Shares (000’s) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$(2,757)	7,140	$(0.39)	$76	7,156	$0.01

Effect of Dilutive Securities
Options		—			—
Restricted stock		—			—

Diluted EPS
Income available to common shareholders	$(2,757)	7,140	$(0.39)	$76	7,156	$0.01

There were 152,563 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per share calculations for 2009.

Common stock equivalents related to stock options of 974,053 were excluded from diluted net income per share calculations for the period August 2, 2008 through December 31, 2008 because their exercise price was higher than the average market price of the underlying common stock for the period.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(8) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

	December 31, 2010	December 31, 2009
Trade accounts receivable	$3,481	$3,570
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$3,481	$3,570

Unpaid deferred revenues included in accounts receivable	$2,045	$1,926

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

Unpaid deferred revenues

The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenues from the Company’s cash-basis revenue recognition customers are not included in accounts receivable nor deferred revenue accounts.

Major customers

Customers who accounted for more than 10% of accounts receivable, net are as follows:

	December 31, 2010	December 31, 2009
Central Banks	43%	38%
The Nielsen Company	29%	25%
Civolution	11%	*

*	less than 10%

(9) Property and Equipment

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

Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life or the lease term.

	December 31, 2010	December 31, 2009
Office furniture and fixtures	$294	$291
Equipment	1,365	1,150
Leasehold improvements	986	423

	2,645	1,864
Less accumulated depreciation and amortization	(1,315)	(750)

	$1,330	$1,114

Property and equipment additions for the years ended December 31, 2010 and 2009 totaled $782 and $460, respectively. Depreciation and amortization expense on property and equipment for the years ended December 31, 2010 and 2009 and the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008 totaled $565, $558, $192 and $568, respectively.

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:	Operating Leases
2011	$796
2012	823
2013	846
2014	861
2015	886
Thereafter	611

Total minimum lease payments	$4,823

Rent expense on the operating leases for the years ended December 31, 2010 and 2009, the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008 totaled $832, $765, $318 and $447, respectively.

The Company has no equipment under long-term capital lease obligations as of December 31, 2009.

(10) Intangible Assets—Purchase and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Amortization expense on intangible assets for the years ended December 31, 2010 and 2009 and the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008 totaled $79, $31, $6 and $0, respectively.

	December 31, 2010	December 31, 2009
Gross intangible assets	$2,290	$1,339
Accumulated amortization	(116)	(37)

Intangible assets, net	$2,174	$1,302

(11) Shareholders’ Equity

Preferred Stock

In June 2008, the Board of Directors authorized 2,500,000 shares of preferred stock, par value $0.001 per share. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company without further action by shareholders and may adversely affect the voting and other rights of the holders of common stock.

Ten thousand shares of the authorized preferred stock have been designated as Series A Redeemable Nonvoting Preferred stock. In the event of the liquidation, dissolution or other winding up of Digimarc, before any payment or distribution is made to the holders of common stock, holders of the Series A Redeemable Nonvoting Preferred stock will be entitled to receive a value of $5.00 per share of Series A Redeemable Nonvoting Preferred stock held by the shareholder. The Series A Redeemable Nonvoting Preferred stock has no voting rights, except as required by law, and may be redeemed by the Board of Directors at any time on or after June 18, 2013.

Following the spin-off, the Company issued to the executive officers an aggregate of 10,000 shares of Series A Redeemable Nonvoting Preferred stock.

Common Stock

In June 2008, the Board of Directors authorized 50,000,000 shares of common stock, par value $0.001 per share. The holders of Digimarc common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our shareholders, including the election of directors. Subject to preferences that may be granted to any then outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends as may be declared by the Board of Directors out of funds legally available for such purpose, as well as any distributions to the Company’s shareholders. The Series A Preferred does not have any dividend preferences. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company’s assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

On October 16, 2008, each Old Digimarc record holder as of August 1, 2008 received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the shareholder. The exchange resulted in 7,143,442 shares of Digimarc common stock issued and outstanding.

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

Stock Options

As of December 31, 2010, under all of the Company’s stock-based compensation plans, options to purchase an aggregate of 1.0 million shares were outstanding, and options to purchase an additional 1.1 million shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the stock incentive plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, August 2, 2008	—	—	—
Granted	1,194,000	$9.64	$6.28
Exercised	—	—	—
Canceled	—	—	—

Options outstanding, December 31, 2008	1,194,000	$9.64	$6.28
Granted	30,000	$9.91	$6.16
Exercised	(28,343)	$9.64	$6.30
Canceled	(28,334)	$9.64	$6.28

Options outstanding, December 31, 2009	1,167,323	$9.65	$6.28
Granted	140,000	$15.64	$8.28
Exercised	(313,832)	$9.70	$6.32
Canceled	—	—	—

Options outstanding, December 31, 2010	993,491	$10.47	$6.55

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Weighted Average Price
$9.64	827,241	7.83	$9.64	334,986	$9.64
$9.91	30,000	8.33	$9.91	30,000	$9.91
$14.99	106,250	9.01	$14.99	21,457	$14.99
$18.01	30,000	9.33	$18.01	20,000	$18.01

$9.64 – $18.01	993,491	8.02	$10.47	406,443	$10.35

At December 31, 2010, the aggregate intrinsic value of outstanding and exercisable stock options was $19,410 and $7,989, respectively. The aggregate intrinsic value is based on our closing price of $30.01 on December 31, 2010, which would have been received by the optionees had all of the options with exercise prices less than $30.01 been exercised on that date.

The estimated weighted average fair value of outstanding stock options was $6.48 per share at December 31, 2010.

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

The following table reconciles the unvested balance of restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, August 2, 2008	—	—
Granted	136,000	$9.64
Vested	(15,000)	$9.64
Canceled	—	—

Unvested balance, December 31, 2008	121,000	$9.64
Granted	22,200	$11.55
Vested	(32,200)	$9.64
Canceled	—	—

Unvested balance, December 31, 2009	111,000	$10.02
Granted	124,560	$16.77
Vested	(34,350)	$9.89
Canceled	(3,450)	$13.05

Unvested balance, December 31, 2010	197,760	$14.25

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(12) Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan combines both the employee savings plan and company matching plan into one plan under Section 401(k), including a 401(k) Roth option. Employees become eligible to participate in the Plan at the beginning of the month following the employee’s hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are mandatory. The previous Plan was terminated as of December 31, 2008, that was different than the revised because it did not include a 401(k) Roth option and employees received a lower contribution percentage of employees’ pay. For the years ended December 31, 2010 and 2009, the period August 2, 2008 through December 31, 2008 and the period January 1, 2008 through August 1, 2008, the Company made matching contributions in the aggregate amount of $323, $323, $99 and $130, respectively.

(13) Joint Venture and Related Party Transactions

On June 11, 2009 the Company entered into two joint venture agreements with Nielsen to launch two new companies. The two joint venture agreements and a revised patent license agreement expand and replace the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the new agreements, the Company and Nielsen are working together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

Under the terms of the patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to Digimarc’s patents for use within Nielsen’s business. Unless earlier terminated in accordance with the agreement, the license will continue until the expiration of the last to expire of the licensed patents. The payment terms extend beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue will be recognized when the installments are due.

Joint Venture I, TVaura LLC, is engaged in the development of copyright filtering solutions, royalty/audit solutions for online video and audio rights organizations, guilds or other organizations involved in the reconciliation of royalties, residuals and other payments, and other related products. Each of the Company and Nielsen are making initial cash contributions aggregating $3,900 payable quarterly from July 2009 through October 2011. The Company will provide technical and development services to TVaura LLC’s business of minimum service fees, subject to adjustment for any development service fees paid to the Company by TVaura Mobile LLC, totaling $6,670 during the period 2009 through 2011. Service revenue will be recognized as the services are performed.

Joint Venture II, TVaura Mobile LLC, is engaged in the development of certain enhanced television offerings, and other related products. Each of the Company and Nielsen are making initial cash contributions aggregating $2,800 payable quarterly from July 2009 through October 2011.

Pursuant to the terms of the agreements and Accounting Standards Codification (“ASC”) 810 “Consolidation,” the joint ventures will not be consolidated with the Company as the minority shareholder has substantive participating rights, or veto rights, such that no shareholder has majority control.

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Related Party Transactions

	Year Ended December 31, 2010	Year Ended December 31, 2009
TVaura LLC:
Capital contributions	$1,600	$700
Revenue (1)	$2,723	$1,213
TVaura Mobile LLC:
Capital contributions	$1,200	$400
Total:
Capital contributions	$2,800	$1,100
Revenue (1)	$2,723	$1,213

(1)	Technical and development services

	December 31, 2010	December 31, 2009
TVaura LLC:
Accounts receivable	$255	$190
TVaura Mobile LLC:
Accounts receivable	$—	$2

Summarized financial data for TVaura LLC:

	December 31, 2010	December 31, 2009
		(unaudited)
Current assets	$777	$330
Noncurrent assets	$31	$36
Current liabilities	$255	$190
Noncurrent liabilities	$—	$—
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$2,825	$1,223
Net loss from continuing operations	$(2,824)	$(1,223)

The Company’s pro-rata share—net loss	$(1,440)	$(624)

Summarized financial data for TVaura Mobile LLC:

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Current assets	$1,831	$663
Noncurrent assets	$—	$—
Current liabilities	$279	$—
Noncurrent liabilities	$—	$—
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$1,511	$137
Net loss from continuing operations	$(1,511)	$(137)

The Company’s pro-rata share—net loss	$(740)	$(67)

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(14) Income Taxes

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

Digimarc. For the year ended December 31, 2010, the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. The withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for federal and state tax expense on net income as the computed amount is completely offset with available federal and state attribute carryforwards. In addition, we continue to provide for valuation allowance to offset our net deferred tax assets until such time that we are able to conclude that it is more likely than not the tax assets or portions thereof will be realized.

For the year ended December 31, 2009 and for the period from August 2, 2008 through December 31, 2008, there was no provision for current income taxes related to net income because the computation of taxable income resulted in a net operating loss for the period.

Components of tax expense (benefit) allocated to continuing operations include the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	August 2, 2008 through December 31, 2008
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	42	23	10

Sub-total	42	23	10
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Sub-total	—	—	—

Total tax expense	$42	$23	$10

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2010%		Year Ended December 31, 2009%		August 2, 2008 through December 31, 2008%
Income taxes computed at statutory rates	$1,434	34%	$(929)	(34)%	$30	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	220	5%	(143)	(5)%	4	5%
Federal and state research and experimentation credits	(353)	—%	(299)	(11)%	—	—%
Change in valuation allowance	(1,275)	(32)%	1,343	49%	(37)	(43)%
Meals and entertainment	16	—	51	2%	13	17%

Total	$42	7%	$23	1%	$10	13%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Goodwill	$1,369	$1,478
Net operating loss carry-forwards	—	1,544
Stock based compensation	1,239	932
Fixed asset differences	153	—
Deferred rent	55	84
Federal and state research and experimentation credits	681	418
Foreign tax credit	—	34
Other	3	2

Total gross deferred tax assets	3,500	4,492
Less valuation allowance	(2,581)	(3,894)

Net deferred tax assets	$919	$598

Deferred tax liabilities:
Fixed asset differences	$—	$(37)
Patent expenditures	(919)	$(561)

Total deferred tax liabilities	$(919)	$(598)

Net deferred tax asset (liability)	$—	$—

For the year ended December 31, 2010, the Company’s valuation allowance decreased by $1,313, including $38 out of period adjustments. For the year ended December 31, 2009, the Company’s valuation allowance increased by $1,549, including $119 out of period adjustments, $51 due to an adjustment to the rate applied to

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

deferreds, and $36 that will impact additional paid-in capital. For the years ended December 31, 2010 and 2009, the Company has recorded a full valuation allowance against the net deferred tax assets until such time that the Company believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2010, the Company has federal and state net operating loss carry-forwards of $4,498 and $4,498, respectively, which have a carry-forward of 13 - 20 years depending on the jurisdiction and for which the benefits upon usage will be recorded in additional paid in capital (“APIC”) from the effects of stock options. As of December 31, 2010, the Company has federal and state research and experimental tax credits of $612 and $237, respectively, which have a carry-forward of 4 – 20 years depending on the jurisdiction and for which $64 and $24, respectively, upon usage will be recorded in APIC from the effects of stock options. As of December 31, 2010, the Company has foreign tax credits of $76 which have a carry-forward of 8 – 10 years and for which the benefits upon usage will be recorded in APIC from the effects of stock options.

As part of the ASC 740 implementation, the Company adopted a policy to record accrued interest and penalties associated with uncertain tax positions in income tax expense in the statements of operations. On initial adoption of ASC 740 and through December 31, 2009, the Company recognized no uncertain tax positions nor accrued interest and penalties associated with uncertain tax positions. For the year ended December 31, 2010, the Company recognized no additional uncertain tax positions nor accrued interest and penalties associated with uncertain tax positions.

A summary reconciliation of the Company’s uncertain tax positions is listed below:

	December 31, 2010	December 31, 2009
Beginning balance	$—	$—
Addition for current year tax positions	—	—
Reduction for prior year positions resolved during the current year	—	—

Ending balance	$—	$—

The Company is currently under examination by the Internal Revenue Service covering its 2008 and 2009 tax returns. The Company does not anticipate any adjustment proposed would result in the assessment of additional tax, however, any adjustments may reduce the net deferred tax asset and related valuation allowance by an immaterial offsetting amount. The Company is subject to examination in the jurisdictions in which the Company operates for the tax years ending December 31, 2010, 2009 and 2008.

(15) Commitments and Contingencies

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

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

On December 5, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of December 31, 2010, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. In accordance with ASC 450, no accrual has been recorded because the amounts are not probable or reasonably estimatable, and a range of possible outcomes is not determinable.

(16) Stock Repurchases

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

	December 31, 2010	December 31, 2009
Shares purchased	—	111,667
Purchases	$—	$1,560

As part of the Company’s 2008 Stock Incentive Plan, stock option are granted to certain employees and restricted stock shares are awarded to certain employees.

Pursuant to the terms of the stock option grants, the Company purchased shares of common stock otherwise deliverable to any employee, a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of exercise) equal to the amount of the total value of the options exercised. In addition, the Company withheld (purchased) from fully vested shares of common stock otherwise deliverable to any employee, a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares.

	December 31, 2010	December 31, 2009
Stock option shares purchased for exercise	102,077	—
Purchases	$3,037	$—
Stock options shares withheld (purchased) for tax	81,610	—
Tax withholding obligations	$2,435	$—

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

	December 31, 2010	December 31, 2009
Restricted shares withheld (purchased) for tax	13,506	12,617
Tax withholding obligations	$352	$177

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(17) Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company has evaluated subsequent events.

Subsequent to the year ended December 31, 2010, on January 26, 2011, the Company repurchased 552,536 shares of its common stock from Koninklijke Philips Electronics, N.V., in a privately negotiated transaction. The shares were purchased for an aggregate price of approximately $14.9 million, including transaction fees. To facilitate the repurchase, the Company sold $10,752 and $2,996 of short- and long-term marketable securities, respectively, prior to their maturity date at an immaterial gain.

The repurchase transaction was not anticipated prior to year end, and the Company intends to continue to hold marketable securities until maturity.

(18) Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2010
Service revenue	$3,514	$2,918	$2,761	$3,131
License and subscription revenue	6,678	2,330	2,476	7,342

Total revenue	10,192	5,248	5,237	10,473
Total cost of revenue	1,857	1,540	1,469	1,834
Gross profit	8,335	3,708	3,768	8,639
Gross profit percent, service revenue	49%	49%	49%	43%
Gross profit percent, license and subscription revenue	99%	98%	98%	99%
Gross profit percent, total	82%	71%	72%	82%
Sales and marketing	741	759	953	1,092
Research, development and engineering	1,259	1,321	1,471	1,636
General and administrative	1,885	1,687	1,842	2,450
Intellectual property	257	319	315	312
Operating income (loss)	4,193	(378)	(813)	3,149
Net income (loss)	3,776	(896)	(1,460)	2,754
Earnings (loss) per share:
Net income (loss) per share—basic	$0.53	$(0.13)	$(0.21)	$0.38
Net income (loss) per share—diluted	$0.51	$(0.13)	$(0.21)	$0.35
Weighted average shares outstanding—basic	7,096	7,097	7,098	7,190
Weighted average shares outstanding—diluted	7,387	7,097	7,098	7,859

DIGIMARC CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Quarter ended:	March 31	June 30	September 30	December 31
2009
Service revenue	$2,470	$2,585	$2,827	$2,963
License and subscription revenue	1,959	1,739	1,942	2,586

Total revenue	4,429	4,324	4,769	5,549
Total cost of revenue	1,485	1,528	1,541	1,747
Gross profit	2,944	2,796	3,228	3,802
Gross profit percent, service revenue	43%	43%	47%	43%
Gross profit percent, license and subscription revenue	97%	97%	98%	98%
Gross profit percent, total	66%	65%	68%	69%
Sales and marketing	745	728	753	808
Research, development and engineering	1,271	1,217	1,191	1,310
General and administrative	1,628	1,448	1,521	1,702
Intellectual property	277	217	262	257
Operating loss	(977)	(814)	(499)	(275)
Net loss	(809)	(678)	(687)	(583)
Loss per share:
Net loss per share—basic & diluted	$(0.11)	$(0.09)	$(0.10)	$(0.08)
Weighted average shares outstanding—basic and diluted	7,158	7,158	7,134	7,103

EXHIBIT INDEX

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

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

E-1

Exhibit Number	Exhibit Description

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Agreement, dated as of October 1, 2007, between Digimarc Corporation and The Nielsen Company (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10, filed on October 14, 2008 (File No. 001-34108))(1)

10.3	Counterfeit Deterrence System Development and License Agreement, dated as of January 1, 1999, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10, filed with the Commission on October 14, 2008 (File No. 001-34108))(1)

*10.4	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.5	Employment Agreement, dated as of October 29, 2008, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 4, 2008 (File No. 001-34108))

*10.6	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.8	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.9	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.10	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell and Chamness (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010 (File No. 001-34108))

10.11	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.12	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC(2)

10.13	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC(2)

E-2

Exhibit Number	Exhibit Description

10.14	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC

10.15	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC(2)

21.1	List of Affiliates

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

23.3	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	TVaura LLC financial statements and related footnotes for the year ended December 31, 2010, the period June 11, 2009 (inception) through December 31, 2009 and the cumulative period from June 11, 2009 (inception) through December 31, 2010

*	Management contract or compensatory plan or arrangement.

†	The Separation Agreement contains a brief list identifying all schedules and exhibits thereto. Such schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(2)	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-3