Form 10-Q
period 2011-03-31
Digimarc CORP
filed 2011-04-29
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, there were 6,963,950 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	March 31, 2011	December 31, 2010(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,423	$6,340
Marketable securities	21,421	28,441
Trade accounts receivable, net	2,725	3,481
Other current assets	812	1,345

Total current assets	32,381	39,607
Marketable securities	4,264	11,163
Property and equipment, net	1,342	1,330
Intangibles, net	2,288	2,174
Investments in joint ventures	1,192	1,029
Other assets, net	408	462

Total assets	$41,875	$55,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,652	$1,519
Deferred revenue	2,324	2,562

Total current liabilities	3,976	4,081
Long-term liabilities	510	525

Total liabilities	4,486	4,606
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock (10,000 shares issued and outstanding at March 31, 2011 and December 31, 2010)	50	50
Common stock (6,964,345 and 7,443,450 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	7	7
Additional paid-in capital	34,901	49,609
Retained earnings	2,431	1,493

Total shareholders’ equity	37,389	51,159

Total liabilities and shareholders’ equity	$41,875	$55,765

(1)	Derived from the Company’s December 31, 2010 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue:
Service	$3,069	$3,514
License and subscription	6,022	6,678

Total revenue	9,091	10,192
Cost of revenue:
Service	1,584	1,800
License and subscription	65	57

Total cost of revenue	1,649	1,857
Gross profit	7,442	8,335
Operating expenses:
Sales and marketing	1,102	741
Research, development and engineering	1,775	1,259
General and administrative	2,847	1,885
Intellectual property	301	257

Total operating expenses	6,025	4,142

Operating income	1,417	4,193
Net loss from joint ventures	(537)	(457)
Interest income, net	58	61

Income before provision for income taxes	938	3,797
Provision for income taxes	—	(21)

Net income	$938	$3,776

Earnings per share:
Net income per share—basic	$0.14	$0.53
Net income per share—diluted	$0.12	$0.51
Weighted average shares outstanding—basic	6,864	7,096
Weighted average shares outstanding—diluted	7,505	7,387

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

					Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total shareholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	313,832	—	3,045	—	3,045
Issuance of restricted common stock	—	—	124,560	—	—	—	—
Purchase and retirement of common stock	—	—	(200,643)	—	(5,824)	—	(5,824)
Stock-based compensation	—	—	—	—	3,105	—	3,105
Net income	—	—	—	—	—	4,174	4,174

BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted common stock	—	—	101,180	—	—	—	—
Purchase and retirement of common stock	—	—	(580,285)	—	(15,705)	—	(15,705)
Stock-based compensation	—	—	—	—	997	—	997
Net income	—	—	—	—	—	938	938

BALANCE AT MARCH 31, 2011	10,000	$50	6,964,345	$7	$34,901	$2,431	$37,389

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income	$938	$3,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, property and equipment	153	153
Amortization, intangibles	26	13
Stock-based compensation	986	740
Net loss from joint ventures	537	457
Changes in operating assets and liabilities:
Trade accounts receivable, net	756	720
Other current assets	533	132
Other assets, net	54	14
Accounts payable and other accrued liabilities	119	(431)
Deferred revenue	(239)	(193)

Net cash provided by operating activities	3,863	5,381
Cash flows from investing activities:
Purchase of property and equipment	(165)	(71)
Capitalized patent costs	(129)	(236)
Investments in joint ventures	(700)	(700)
Sale or maturity of marketable securities	42,234	17,756
Purchase of marketable securities	(28,315)	(18,743)

Net cash provided by (used in) investing activities	12,925	(1,994)
Cash flows from financing activities:
Issuance of common stock	—	8
Purchase of common stock	(15,705)	(22)

Net cash used in financing activities	(15,705)	(14)

Net increase in cash and cash equivalents	1,083	3,373
Cash and cash equivalents at beginning of period	6,340	8,884

Cash and cash equivalents at end of period	$7,423	$12,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$21
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$11	$11

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

The Company

The Company was formed as DMRC LLC on June 18, 2008 and began independent operations on August 2, 2008 following the completion of a spin-off of the watermarking business of the former Digimarc Corporation into a new company. The record holders of the former Digimarc Corporation were provided a share of common stock of the new Digimarc Corporation in proportion to their holdings in the former company. The shareholders received their shares effective October 16, 2008. The Company originally operated as a Delaware corporation, but re-incorporated in Oregon, where the corporate offices are located, in 2010.

Interim Financial Statements

The accompanying financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 3, 2011. The results of operations for the interim periods presented in these financial statements are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term license and service contracts, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs, stock-based compensation and income taxes (valuation allowance). Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $7,405 and $6,036 at March 31, 2011 and December 31, 2010, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term marketable securities. Both short- and long-term marketable securities primarily include federal agency notes, company notes, and commercial paper. The Company’s marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost, which approximates market.

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

Fair Value of Financial Instruments

Accounting Standards Certification (“ASC”) 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

•

Level 3—Pricing inputs are unobservable for the investment; that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes private portfolio investments that are supported by little or no market activity.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value. The fair value is based on quoted market prices in active markets for identical assets, a Level 1 input.

	March 31, 2011	December 31, 2010
Marketable securities, at amortized cost	$31,161	$43,898
Cash equivalents, included above	$5,476	$4,294
Money market funds	$1,929	$1,742

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis. Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U.S. federal agencies, which have no limits, at the time of purchase. The Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of its cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries, at the time of purchase. As a result, Digimarc’s credit risk associated with cash and cash equivalents and investments is believed to be minimal.

Equity Method Investments

The Company accounts for the joint ventures under the equity method of accounting pursuant to ASC 323 “Investments—Equity Method and Joint Ventures.” Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. Distributions received from the investee (such as dividends) reduce the carrying amount of the investment.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through March 31, 2011, there have been no material impairment losses.

Research and Development

Research and development costs are expensed as incurred in accordance with the provisions of ASC 730 “Research and Development.”

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

Revenue Recognition

See Note 3 for detailed disclosures of the Company’s revenue recognition policy.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

2. Recent Accounting Standards Update

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company has adopted the provisions of this standard and noted no material impact on the financial condition or results of operations of the Company.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with the economics of the revenue arrangements. The standard also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company has adopted the provisions of this standard and noted no material impact on the financial condition or results of operations of the Company. The Company does not expect this standard to have a material effect on the financial condition or results of operations in periods after the initial adoption.

3. Revenue Recognition

We derive our revenue primarily from development services and licensing of our patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements.

•

License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives royalties as its income stream. Subscription revenue consists primarily of revenue from the sale of web-based subscriptions related to various software products, which are more recurring in nature.

Revenue is recognized in accordance with ASC 605 and 985 when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is probable.

Some customer arrangements encompass multiple deliverables, such as patent license, professional services, software subscriptions, and maintenance fees. For arrangements that include multiple deliverables, the Company identifies separate units of accounting at inception based on the consensus reached under ASC 605, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting using the relative selling price method.

The relative selling price method allocates the consideration based on the Company’s specific assumptions rather than assumptions of a marketplace participant, and any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

Pursuant to the relative selling price method, the Company did not note any changes from the residual method for the following:

•	units of accounting;

•	how the consideration is allocated to the various units of accounting; and

•	the pattern and timing of revenue recognition.

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•

Revenue from professional service arrangements is generally determined based on time and materials. Revenue for professional services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within our normal 30 to 60 day payment terms), and collection is probable. If the payment terms extend beyond our normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•

Subscription revenue is accounted for under ASC 985 “Software”. Subscription revenue is generally paid in advance and recognized over the term of the license, which is generally twelve months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

Deferred revenue consists of billings in advance for professional services, licenses and subscriptions for which revenue has not been earned.

As noted above, the Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms increase the likelihood we will grant a customer a concession, such as reduced license payments or additional rights, rather than hold firm on minimum commitments in an agreement to the point of losing a potential advocate and licensee of patented technology in the marketplace. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in our patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed and determinable.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Domestic	$6,070	$7,240
International	3,021	2,952

Total	$9,091	$10,192

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Intellectual Ventures	33%	—
Central Banks	26%	24%
Verance	13%	*
The Nielsen Company	11%	*
Arbitron	—	44%

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. For 2011, the Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. For 2010, the Company determined the initial expected life based on a simplified method in accordance with SAB 110 “Shared-Based Payment,” giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. Stock options granted generally vest over four years for employee grants and one to two years for director grants, and have contractual terms of ten years.

Expected Volatility. For 2011, the Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the estimated expected life of the award. For 2010, the Company’s estimate of volatility was based on a 50/50 blend of the Company’s own historical volatility and an independent analysis of a peer group’s historical volatility, calculated by individual entity basis, of its common stock based on historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on an interest rate on a Treasury bond with a maturity commensurate with each expected life estimate.

Expected Dividend Yield. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

A summary of the weighted average assumptions and results for options granted are as follows:

	2011	2010
Expected life (in years)	5.75	5.2 - 6.0
Expected volatility	42%	52% - 55%
Risk-free interest rate	2.3%	2.5% - 3.0%
Expected dividend yield	0%	0%

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Fair value of stock options granted	$954	$893

Expected Forfeitures. The Company uses a zero forfeiture for both the stock options granted to employees, which vest monthly, and the stock options granted to the Company’s Directors. Initial option grants, for new Directors, vest 50% on the first anniversary of the date of grant and then monthly thereafter, and annual option grants, for continuing Directors, vest monthly. The Company records stock-based compensation expense only for those awards that are expected to vest, including awards made to Directors who are expected to continue with the Company through the year following the date of grant.

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Stock-based Compensation

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Stock-based compensation:
Cost of revenue	$110	$97
Sales and marketing	85	42
Research, development and engineering	158	70
General and administrative	585	507
Intellectual property	48	24

Stock-based compensation expense	986	740
Capitalized to patent costs	11	11

Total stock-based compensation	$997	$751

Total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of March 31, 2011	As of December 31, 2010
Unrecognized compensation costs	$9,206	$6,212

Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period through March 2015:

	Stock Options	Restricted Stock
Weighted average period	1.14 years	2.00 years

Stock Option Activity

As of March 31, 2011, under all of the Company’s stock-based compensation plans, options to purchase an additional 929,530 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended March 31, 2011:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2010	993,491	$10.47	$6.55
Options granted	75,000	$30.01	$12.72
Options exercised	—	—	—
Options canceled or expired	—	—	—

Outstanding at March 31, 2011	1,068,491	$11.84	$6.98	$18,307

Exercisable at March 31, 2011	491,080	$10.56		$9,008

Unvested at March 31, 2011	577,411	$12.93		$9,299

The aggregate intrinsic value is based on the closing price of $28.90 per share of Digimarc common stock on March 31, 2011, which would have been received by the optionees had all of the options with exercise prices less than $28.90 per share been exercised on that date.

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64	827,241	7.58	$9.64	402,120	7.58	$9.64
$9.91	30,000	8.08	$9.91	30,000	8.08	$9.91
$14.99	106,250	8.76	$14.99	28,335	8.76	$14.99
$18.01	30,000	9.08	$18.01	27,500	9.08	$18.01
$30.01	75,000	9.76	$30.01	3,125	9.76	$30.01

$9.64 - $30.01	1,068,491	7.91	$11.84	491,080	7.78	$10.56

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2011:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2010	197,760	$14.25
Granted	101,180	$30.01
Vested	(27,335)	$14.51
Canceled	—

Unvested balance, March 31, 2011	271,605	$20.09

6. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31, 2011	December 31, 2010
Trade accounts receivable	$2,725	$3,481
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,725	$3,481

Unpaid deferred revenues included in accounts receivable	$1,168	$2,045

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

Major customers

Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	March 31, 2011	December 31, 2010
The Nielsen Company	37%	29%
Central Banks	27%	43%
Civolution	15%	11%
TVaura LLC	10%	*

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

	March 31, 2011	December 31, 2010
Office furniture fixtures	$294	$294
Equipment	1,530	1,365
Leasehold improvements	986	986

	2,810	2,645
Less accumulated depreciation and amortization	(1,468)	(1,315)

	$1,342	$1,330

8. Intangible Assets—Purchased and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	March 31, 2011	December 31, 2010
Gross intangible assets	$2,430	$2,290
Accumulated amortization	(142)	(116)

Intangible assets, net	$2,288	$2,174

9. Joint Venture and Related Party Transactions

On June 11, 2009 the Company entered into two joint venture agreements with Nielsen to launch two new companies. The two joint venture agreements and a revised patent license agreement expanded and replaced the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the 2009 new agreements, the Company and Nielsen are working together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

Under the terms of the patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to Digimarc’s patents for use within Nielsen’s business. Unless earlier terminated in accordance with the agreement, the license will continue until the expiration of the last to expire of the licensed patents. The payment terms extend beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue is recognized when the installments are due.

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

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company as the minority shareholder has substantive participating rights, or veto rights, such that no shareholder has majority control.

Related Party Transactions

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
TVaura LLC:
Capital contributions	$400	$400
Revenue(1)	$691	$692
TVaura Mobile LLC:
Capital contributions	$300	$300
Total:
Capital contributions	$700	$700
Revenue(1)	$691	$692

(1) Technical and development services

	March 31, 2011	December 31, 2010
TVaura LLC:
Accounts receivable	$283	$255

Summarized financial data for TVaura LLC:

	March 31, 2011	December 31, 2010
Current assets	$892	$777
Noncurrent assets	$29	$31
Current liabilities	$284	$255
Noncurrent liabilities	$—	$—

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$717	$740
Net loss from continuing operations	$(716)	$(740)

The Company’s pro-rata share—net loss	$(365)	$(377)

Summarized financial data for TVaura Mobile LLC:

	March 31, 2011	December 31, 2010
Current assets	$1,893	$1,831
Noncurrent assets	$—	$—
Current liabilities	$91	$279
Noncurrent liabilities	$—	$—

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$350	$164
Net loss from continuing operations	$(350)	$(164)

The Company’s pro-rata share—net loss	$(172)	$(80)

10. Income Taxes

There was no provision for the period ended March 31, 2011. Other than the U.S. alternative minimum taxes and foreign withholding tax expense, there was no provision for current income taxes related to net income because the computation of regular taxable income was fully offset by available net operating loss carry-forwards and tax credits previously offset by a full valuation allowance.

The provision for income taxes for the period ended March 31, 2010 reflects withholding tax expense in various foreign jurisdictions. Withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on its behalf.

11. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA. Digimarc responded by filing a motion to dismiss the action, the parties filed briefs on this issue, and a hearing was held on April 13, 2011.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance related to Verance’s for failure to make payments under the licensing agreement between Digimarc and Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE. Verance responded by filing a motion to dismiss or stay the action, and to compel arbitration. The parties filed briefs on the issue, and a hearing was held on April 27, 2011.

Digimarc has been named as one of several defendants in a complaint filed by Walker Digital, LLC, in the U.S. District Court for the District of Delaware on April 22, 2011, case number 11-cv-00363-UNA, alleging patent infringement. The plaintiff is seeking a declaratory judgment, injunctive relief and damages. Digimarc has not yet been served with the complaint.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of March 31, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. In accordance with ASC 450, no accrual has been recorded because the amounts are not probable or reasonably estimatable, and a range of possible outcomes is not determinable.

12. Stock Repurchases

On January 26, 2011, the Company repurchased 552,536 shares of its common stock from Koninklijke Philips Electronics, N.V., in a privately negotiated transaction. The shares were purchased for an aggregate price of approximately $14,927, including transaction fees. To facilitate the repurchase, the Company sold $10,752 and $2,996 of short- and long-term marketable securities, respectively, prior to their maturity date at an immaterial gain.

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of our common stock through either periodic open-market or private transactions at then prevailing market prices through April 30, 2010. In both April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for one year periods.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Since Inception (April 2009)
Shares purchased	16,873	—	128,540
Purchases	$455	$—	$2,016

As part of the Company’s 2008 Stock Incentive Plan, stock options are granted to certain employees and restricted stock shares are awarded to certain employees.

Pursuant to the terms of the stock option grants, the Company purchased a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of exercise) equal to the amount of the total value of the aggregate exercise price of the options exercised. In addition, the Company withheld (purchased) from shares issued from upon exercise of the stock options a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the exercise of such options. During the three-month periods ended March 31, 2011 and 2010, there were no purchases of shares related to stock option exercises.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Restricted shares withheld (purchased) for tax	10,876	1,149
Tax withholding obligations	$322	$22

13. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company has evaluated subsequent events.

14. Quarterly Financial Information—

Quarter ended:	March 31
2011
Service revenue	$3,069
License and subscription revenue	6,022

Total revenue	9,091
Total cost of revenue	1,649
Gross profit	7,442
Gross profit percent, service revenue	48%
Gross profit percent, license and subscription revenue	99%
Gross profit percent, total	82%
Sales and marketing	1,102
Research, development and engineering	1,775
General and administrative	2,847
Intellectual property	301
Operating income	1,417
Net income	938
Earnings per share:
Net income per share—basic	$0.14
Net income per share—diluted	$0.12
Weighted average shares outstanding—basic	6,864
Weighted average shares outstanding—diluted	7,505

Quarter ended:	March 31	June 30	September 30	December 31
2010
Service revenue	$3,514	$2,918	$2,761	$3,131
License and subscription revenue	6,678	2,330	2,476	7,342

Total revenue	10,192	5,248	5,237	10,473
Total cost of revenue	1,857	1,540	1,469	1,834
Gross profit	8,335	3,708	3,768	8,639
Gross profit percent, service revenue	49%	49%	49%	43%
Gross profit percent, license and subscription revenue	99%	98%	98%	99%
Gross profit percent, total	82%	71%	72%	82%
Sales and marketing	741	759	953	1,092
Research, development and engineering	1,259	1,321	1,471	1,636
General and administrative	1,885	1,687	1,842	2,450
Intellectual property	257	319	315	312
Operating income (loss)	4,193	(378)	(813)	3,149
Net income (loss)	3,776	(896)	(1,460)	2,754
Earnings (loss) per share:
Net earnings (loss) per share—basic	$0.53	$(0.13)	$(0.21)	$0.38
Net earnings (loss) per share—diluted	$0.51	$(0.13)	$(0.21)	$0.35
Weighted average shares outstanding—basic	7,096	7,097	7,098	7,190
Weighted average shares outstanding—diluted	7,387	7,097	7,098	7,859

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011 (the “2010 Annual Report”) and in the audited financial statements and related notes included in our 2010 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with nearly 1,100 granted and pending U.S. and foreign filings as of March 31, 2011. Separately, we own registered trademarks in both the United States and other countries and have applied for additional trademarks. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our technology and continuously seek to identify and evaluate potential licensees for our patents. Most of these patents are subject to an exclusive patent licensing arrangement as described further below.

For a discussion of activities and costs related to our research and development, please read the sections titled “Research, development and engineering” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As part of our intellectual property marketing initiative and patent monetization strategy, on October 5, 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 patents and applications held by us.

We believe recent intellectual property licensing initiatives we have commenced represent substantial opportunities for us to grow our license and subscription revenues, as well as our service revenues. These initiatives, however, may require additional investment in our intellectual property enforcement program and research and development.

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2010 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2011 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue:
Service	34%	34%
License and subscription	66	66

Total revenue	100	100
Cost of revenue:
Service	17	17
License and subscription	1	1

Total cost of revenue	18	18
Gross profit	82	82
Operating expenses:
Sales and marketing	12	7
Research, development and engineering	20	12
General and administrative	32	19
Intellectual property	3	3

Total operating expenses	67	41

Operating income	15	41

Net loss from joint ventures	(6)	(5)
Interest income, net	1	1

Income before provision for income taxes	10	37
Provision for income taxes	—	—

Net income	10%	37%

Continuing with the success in our licensing and service activities, revenues from our largest six customers grew more than $4 million compared to the prior year, including a $3 million revenue contribution of our newest relationship, Intellectual Ventures, with whom we entered a long term collaborative relationship in the fourth quarter of 2010. Although our total revenue for the three-month period in 2011 decreased 11% to $9.1 million compared to the same period in the prior year, the prior year included a one-time payment of license fees of $4.5 million from Arbitron and we generated revenues from some non-linear government services contracts during that period. In 2011, we continued to invest in our strategic initiatives, including the marketing of our intellectual property, our joint ventures with Nielsen, development of additional intellectual property, and development and marketing of Digimarc Discover; all centered on our vision of enhancing computers, networks and other digital devices to see, hear, understand and respond to their surroundings. In addition, we incurred legal expenses in connection with our litigation with Verance. Notwithstanding the decreased revenues and increased investments in executing our strategy, we achieved profitability and positive cash flow from operations for the three-months ended March 31, 2011.

Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Decrease	Percent Decrease
Revenue:
Service	$3,069	$3,514	$(445)	(13)%
License and subscription	6,022	6,678	(656)	(10)%

Total	$9,091	$10,192	$(1,101)	(11)%

Revenue (as % of total revenue):
Service	34%	34%
License and subscription	66%	66%

Total	100%	100%

We derive our revenue primarily from:

1)	development services provided to government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, Nielsen, the joint venture TVaura LLC, government agencies and IV. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, are less linear in billings and less predictable than our longer terms contracts because the contracts with other government agencies are subject to government budgets and funding.

The decrease in service revenue for the three-month period was due primarily to the fact that in the prior period we completed a number of government contracts for which revenue was earned upon completion. Excluding the revenue earned upon completion of these government contracts in the prior period, service revenue for the three-month period increased primarily by the revenue earned for the support services rendered to IV in support of IV’s efforts to monetize the licensed patents.

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

The decrease in license and subscription revenue for the three-month period was due primarily to the fact that the prior period included a one-time licensing payment of $4.5 million from Arbitron. Excluding this payment in the prior period, license and subscription revenue for the three-month period increased primarily by $2.8 million from IV and, to a lesser extent, by increased license and royalty revenues received from other customers in the three-month period.

Revenue by Geography

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$6,070	$7,240	$(1,170)	(16)%
International	3,021	2,952	69	2%

Total	$9,091	$10,192	$(1,101)	11%

Revenue (as % of total revenue):
Domestic	67%	71%
International	33%	29%

Total	100%	100%

The decrease in domestic revenue decreased for the three-month period was due primarily to the fact that the prior period included a one-time licensing payment of $4.5 million from Arbitron. Excluding this payment in the prior period, domestic revenue for the three-month period reflects increased license and service revenues of $3.0 million from IV and, to a lesser extent, increased license and royalty revenues received from other customers in the three-month period. International revenue remained relatively consistent for the three-month period.

We anticipate revenue growth for the remainder of 2011, compared to the same period in 2010, from our existing customers and from new customers as we continue expand the marketing and monetization of our intellectual property portfolio.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development, engineering and sales and marketing that relate directly to performing services under our customer contracts, and, to a lesser extent, direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

•

salaries, a payroll tax and benefit factor, incentive compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and to a lesser extent

•	amortization of capitalized patent costs.

Gross Profit

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Decrease	Percent Decrease
Gross Profit:
Service	$1,485	$1,714	$(229)	(13)%
License and subscription	5,957	6,621	(664)	(10)%

Total	$7,442	$8,335	$(893)	(11)%

Gross Profit (as % of related revenue components):
Service	48%	49%
License and subscription	99%	99%
Total	82%	82%

The decrease in gross profit for the three-month period primarily reflected the fact that in the prior period we completed a number of government contracts for which a significant amount of the revenue was earned upon completion, and received a one-time licensing payment in the amount of $4.5 million from Arbitron. Excluding the revenue earned upon completion of these government contracts and the Arbitron licensing payment in the prior period, gross profit for the three-month period increased as a result of the licensing revenue earned from IV and other licensees. Gross profit as a percentage of revenue for the three-month period remained relatively consistent.

Operating Expenses

Sales and marketing

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase	Percent Increase
Sales and marketing	$1,102	$741	$361	49%
Sales and marketing (as % of total revenue)	12%	7%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

We allocate certain costs of sales and marketing to cost of service revenue when they relate directly to our service contracts. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our stock compensation plans.

We record all remaining, or “residual,” costs as sales and marketing costs.

The increase in sales and marketing expense for the three-month period resulted primarily from:

•	increased headcount and compensation-related expenses of $0.2 million from hiring additional sales support for our mobile device market initiatives; and

•	increased marketing and professional fees of $0.1 million related to a number of sales initiatives, including our Digimarc Discover Platform.

We anticipate that we will continue to incur sales and marketing costs at higher levels to support ongoing sales initiatives.

Research, development and engineering

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase	Percent Increase
Research, development and engineering	$1,775	$1,259	$516	41%
Research, development and engineering (as % of total revenue)	20%	12%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

•	Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	Mobile platform creation to leverage device specific capabilities (e.g. instruction sets and GPUs).

•	Product Development:

•	Creation of Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	Implementation of web-hosted image watermark embedder in support of Digimarc Discover platform; and

•	Iterative development and release of the Digimarc Discover application for the iTunes and Android marketplace.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increase in research, development and engineering expense for the three-month period resulted primarily from:

•

increased headcount and compensation-related expenses of $0.3 million from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market; and

•	increased professional fees of $0.1 million related to the mobile device market.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels to support certain ongoing research and product initiatives.

General and administrative

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase	Percent Increase
General and administrative	$2,848	$1,885	$963	51%
General and administrative (as % of total revenue)	32%	19%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in costs of services, sales and marketing, and research, development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and related costs;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in general and administrative expenses for the three-month period resulted primarily from:

•	increased legal fees of $0.6 million related to the litigation matter with Verance, and

•	increased accounting fees of $0.2 million related to the transition to our new auditors that we engaged in late 2010 for the 2010 audit.

We anticipate that we will continue to incur general and administrative expenses at higher levels in the near term, particularly for legal fees related to our current litigation matters, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase	Percent Increase
Intellectual property	$301	$257	$44	17%
Intellectual property (as % of total revenue)	3%	3%

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

We allocate certain costs of intellectual property to cost of service revenue when they relate directly to our service contracts, primarily for support services provided to IV. For direct billable labor hours, we allocate to cost of service revenue:

•	salaries;

•	a payroll tax and benefits factor; and

•	incentive compensation related to our stock compensation plans.

Intellectual property expenses for the three-month period remained relatively constant. Intellectual property expenses, however, can vary from period to period based on:

•	the level of capitalized patent activity, and

•

prosecution costs and direct labor hours (salaries, payroll taxes and benefits factor and incentive compensation related to our stock compensation plans) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

We anticipate that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase	Percent Increase
Cost of revenue	$110	$97	$13	13%
Sales and marketing	85	42	43	102%
Research, development and engineering	158	70	88	126%
General and administrative	585	507	78	15%
Intellectual property	48	24	24	100%

Total	$986	$740	$246	33%

The increase in stock-based compensation expense for the three-month period was primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $9,206 in stock-based compensation expense through March 2015 for awards outstanding as of March 31, 2011. Our tax accounting may also be affected by actual exercise behavior and the relative market price of our common stock at exercise of the awards.

Net loss from joint ventures

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase	Percent Increase
Net loss from joint ventures	$(537)	$(457)	$80	18%
Net loss from joint ventures (as % of total revenue)	(6)%	(5)%

The increase in the net loss from joint ventures for the three-month period resulted primarily from increased research, development and engineering work in product development.

Interest income, net

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Decrease	Percent Decrease
Interest income, net	58	61	(3)	(5)%
Interest income, net (as % of total revenue)	1%	1%

The decrease in interest income, net was primarily due to a combination of lower balances and lower interest earned on cash and investment balances, reflecting lower interest rates paid on these balances.

Provision for Income Taxes.

There was no provision for the period ended March 31, 2011.

There was no provision for income taxes, other than foreign withholding taxes, for the three-month period ended March 31, 2010 since the estimated effective tax rate for the period ending December 31, 2010 was expected to be zero, with the exception of foreign withholding tax.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of March 31, 2011, we concluded that it is not more likely than not that net deferred tax assets will be utilized. Consequently, a valuation allowance continues to offset our net deferred tax assets.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
Working capital	$28,405	$35,526
Current (liquidity) ratio(1)	8.1:1	9.7:1
Cash, cash equivalents and short-term marketable securities	$28,844	$34,781
Long-term marketable securities	$4,264	$11,163
Total cash, cash equivalents and all marketable securities	$33,108	$45,944

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $12.8 million decrease in cash, cash equivalents and all marketable securities resulted primarily from:

•	the purchase of common stock from a shareholder, Koninklijke Philips Electronics N.V, in a privately negotiated transaction;

•	purchases of common stock related to the vesting of restricted stock and repurchases made under our stock repurchase program; and

•	cash contributions to the joint ventures with Nielsen.

Operating Cash Flow. The components of operating cash flows were:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$938	$3,776	$(2,838)	(75)%
Non-cash items	1,702	1,363	339	25%
Changes in operating assets and liabilities	1,223	242	981	405%

Net cash provided by operating activities	$3,863	$5,381	$(1,518)	(28)%

Net income.

The decrease in operating results for the three-month period reflects lower revenues primarily related to the fact that the prior period included a one-time licensing payment of $4.5 million from Arbitron, and increased operating expenses related to our mobile device market initiatives and the litigation matter with Verance incurred in the first quarter of 2011.

Non-cash items.

The increase in non-cash items for the three-month period was primarily the result of an additional layer of stock-based awards and the tax benefits from stock-based awards.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the three-month period related to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	reimbursement from our landlord for the tenant improvement allowance.

The primary changes in the operating assets and liabilities for the prior year period relate to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	a decrease in compensation related liabilities related to accrued bonuses at year-end in 2009 that were paid compared to none accrued in 2010.

Cash flows from investing activities.

The cash flows from investing activities for the three-month period and the same period in the prior year related to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process;

•	investments made in joint ventures; and

•	net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The cash flows from financing activities for the three-month period related to the increase in purchases of common stock for the following:

•	purchase of common stock from a shareholder in a privately negotiated transaction;

•	purchases of common stock as part of our stock repurchase program; and

•	purchases of common stock for the withholding of shares upon the vesting of restricted stock to satisfy tax withholding obligations.

The cash flows from financing activities for the same period in the prior year were the result of purchases of common stock for the withholding of shares upon vesting of restricted stock to satisfy tax withholding obligations, partially offset by the exercise of stock options.

Future Cash Expectations.

As part of our stock repurchase program, of the $5.0 million that was authorized, $3.0 million remained available, as of March 31, 2011, to purchase our common stock in the open market or private transactions through April 30, 2012.

In connection with the IV arrangement, we anticipate our cash flow will improve with:

1)	payment of the license issue fee in increasing quarterly installments over three years,

2)	consulting fees payable over five years, and

3)	additional cost savings resulted from IV’s assumption of the prosecution and maintenance costs related to the patents and patent applications that were licensed to IV that were previously borne by us.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

We may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to take steps to remedy any potential deficiencies. If it were necessary to obtain additional financing or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute an aggregate of $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $2.1 million remained to be contributed as of March 31, 2011.

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 for rent payments totaling $5.3 million.

Our obligations under non-cancelable operating leases for our facilities and various equipment leases totaled $4.6 million as of March 31, 2011, and are payable in monthly installments through August 2016.

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations	$2,100	$2,100	$—	$—	$—
Total operating lease obligations	4,629	803	1,682	1,762	382

Total obligations	$6,729	$2,903	$1,682	$1,762	$382

Other than as described above, as of March 31, 2011 there have been no material changes in the contractual obligations disclosed in our 2010 Annual Report.

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

•	our use of cash in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	protection of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item1A of our 2010 Annual Report.

We believe that the risk factors contained in Part I, Item 1A of our 2010 Annual Report could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2010 Annual Report have not changed materially.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA. Digimarc responded by filing a motion to dismiss the action, the parties filed briefs on this issue, and a hearing was held on April 13, 2011.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance related to Verance’s failure to make payments under the licensing agreement between Digimarc and Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE. Verance responded by filing a motion to dismiss or stay the action, and to compel arbitration. The parties filed briefs on the issue, and a hearing was held on April 27, 2011.

Digimarc has been named as one of several defendants in a complaint filed by Walker Digital, LLC, in the U.S. District Court for the District of Delaware on April 22, 2011, case number 11-cv-00363-UNA, alleging patent infringement. The plaintiff is seeking a declaratory judgment, injunctive relief and damages. Digimarc has not yet been served with the complaint.

Item 1A.	Risk Factors

Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2010 Annual Report.

Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth in our 2010 Annual Report. The risks and uncertainties described in our 2010 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5.0 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In both April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for additional one year periods. We have paid $2.0 million to repurchase 128,540 shares of outstanding common stock under this program since the program’s inception and $3.0 million remains available to repurchase common stock under the stock repurchase program.

In addition to the stock repurchase program described above, and the withholding (repurchase) of shares of common stock in connection with the vesting of restricted shares, described below, from time to time, we repurchase shares in connection with stock option exercises, to cover exercise price and taxes. No stock repurchases were made in connection with stock option exercises during the three-month period ended March 31, 2011.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2011:

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
January 1, 2011 to January 31, 2011	562,136	(1)(2)	$27.07	(1)(2)	—	$3.4 million
Month 2
February 1, 2011 to February 28, 2011	—		—		—	$3.4 million
Month 3
March 1, 2011 to March 31, 2011	1,276	(1)	$26.42	(1)	16,873	$3.0 million

Total	563,412		$27.07		16,873

(1)	Includes fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.
(2)	Includes 552,536 shares of our common stock purchased from Koninklijke Philips Electronics, N.V., in a privately negotiated transaction. The shares were purchased for an aggregate purchase price of approximately $14.9 million, including transaction fees, from cash on hand and was made separate from the $5.0 million stock repurchase program.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)