Form 10-Q
period 2011-06-30
Digimarc CORP
filed 2011-07-28
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 22, 2011, there were 6,984,923 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,710	$6,340
Marketable securities	23,003	28,441
Trade accounts receivable, net	2,846	3,481
Other current assets	1,252	1,345

Total current assets	31,811	39,607
Marketable securities	5,956	11,163
Property and equipment, net	1,378	1,330
Intangibles, net	2,439	2,174
Investments in joint ventures	1,194	1,029
Deferred tax assets	2,275	—
Other assets	458	462

Total assets	$45,511	$55,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,532	$1,519
Deferred revenue	2,154	2,562

Total current liabilities	3,686	4,081
Long-term liabilities	508	525

Total liabilities	4,194	4,606
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock (10,000 shares issued and outstanding at June 30, 2011 and December 31, 2010)	50	50
Common stock (6,984,923 and 7,443,450 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	7	7
Additional paid-in capital	35,203	49,609
Retained earnings	6,057	1,493

Total shareholders’ equity	41,317	51,159

Total liabilities and shareholders’ equity	$45,511	$55,765

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue:
Service	$3,165	$2,918	$6,234	$6,432
License and subscription	6,308	2,330	12,330	9,008

Total revenue	9,473	5,248	18,564	15,440
Cost of revenue:
Service	1,614	1,483	3,198	3,283
License and subscription	76	57	141	114

Total cost of revenue	1,690	1,540	3,339	3,397
Gross profit	7,783	3,708	15,225	12,043
Operating expenses:
Sales and marketing	1,017	759	2,119	1,500
Research, development and engineering	1,884	1,321	3,659	2,580
General and administrative	2,270	1,687	5,117	3,572
Intellectual property	266	319	567	576

Total operating expenses	5,437	4,086	11,462	8,228

Operating income (loss)	2,346	(378)	3,763	3,815
Net loss from joint ventures	(698)	(561)	(1,235)	(1,018)
Interest income, net	48	61	106	122

Income (loss) before provision for income taxes	1,696	(878)	2,634	2,919
(Provision) benefit for income taxes	1,930	(18)	1,930	(39)

Net income (loss)	$3,626	$(896)	$4,564	$2,880

Earnings (loss) per share:
Net income (loss) per share—basic	$0.54	$(0.13)	$0.67	$0.41
Net income (loss) per share—diluted	$0.50	$(0.13)	$0.62	$0.39
Weighted average shares outstanding—basic	6,696	7,097	6,780	7,097
Weighted average shares outstanding—diluted	7,245	7,097	7,381	7,403

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	313,832	—	3,045	—	3,045
Issuance of restricted common stock	—	—	124,560	—	—	—	—
Purchase and retirement of common stock	—	—	(200,643)	—	(5,824)	—	(5,824)
Stock-based compensation	—	—	—	—	3,105	—	3,105
Net income	—	—	—	—	—	4,174	4,174

BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	74,168	—	733	—	733
Issuance of restricted common stock	—	—	114,180	—	—	—	—
Purchase and retirement of common stock	—	—	(646,875)	—	(17,647)	—	(17,647)
Stock-based compensation	—	—	—	—	2,007	—	2,007
Excess tax benefit from stock-based awards	—	—	—	—	501	—	501
Net income	—	—	—	—	—	4,564	4,564

BALANCE AT JUNE 30, 2011	10,000	$50	6,984,923	$7	$35,203	$6,057	$41,317

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$4,564	$2,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, property and equipment	309	295
Amortization, intangibles	54	32
Stock-based compensation	1,981	1,505
Net loss from joint ventures	1,235	1,018
Deferred income tax benefit	(2,433)	—
Tax benefit from stock-based awards	501	—
Excess tax benefit from stock-based compensation	(501)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	635	1,177
Other current assets	296	(146)
Other assets, net	4	(20)
Accounts payable and other accrued liabilities	(45)	(519)
Deferred revenue	(412)	(346)

Net cash provided by operating activities	6,188	5,876
Cash flows from investing activities:
Purchase of property and equipment	(357)	(129)
Capitalized patent costs	(293)	(534)
Investments in joint ventures	(1,400)	(1,400)
Sale or maturity of marketable securities	53,768	44,714
Purchase of marketable securities	(43,123)	(49,569)

Net cash provided by (used in) investing activities	8,595	(6,918)
Cash flows from financing activities:
Issuance of common stock	733	8
Purchase of common stock	(17,647)	(25)
Excess tax benefit from stock-based awards	501	—

Net cash used in financing activities	(16,413)	(17)

Net decrease in cash and cash equivalents	(1,630)	(1,059)
Cash and cash equivalents at beginning of period	6,340	8,884

Cash and cash equivalents at end of period	$4,710	$7,825

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$39
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$26	$22

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $4,074 and $6,036 at June 30, 2011 and December 31, 2010, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

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

	June 30, 2011	December 31, 2010
Marketable securities, at amortized cost	$32,079	$43,898
Cash equivalents, included above	$3,120	$4,294
Money market funds	$953	$1,742

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through June 30, 2011, there have been no material impairment losses.

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

2. Recent Accounting Standards Update

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments of ASU No. 2011-04 are effective during interim and annual periods beginning after December 15, 2011. Early application is prohibited. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company has adopted the provisions of this standard and noted no material impact on the financial condition or results of operations of the Company.

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

3. Revenue Recognition

Revenues are primarily generated from development services and from licensing the Company’s patent portfolio:

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

•

Subscription revenue is accounted for under ASC 985 “Software.” Subscription revenue is generally paid in advance and recognized over the term of the license, which is generally twelve months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Domestic	$6,030	$2,103	$12,100	$9,343
International	3,443	3,145	6,464	6,097

Total	$9,473	$5,248	$18,564	$15,440

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Intellectual Ventures	32%	—	32%	—
Central Banks	25%	47%	26%	32%
Verance	11%	*	12%	*
The Nielsen Company	11%	17%	11%	12%
Arbitron	—	—	—	29%

*	Less than 10%

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

Stock Options

Valuation and Amortization Method. The Company estimates the fair value of stock-based awards granted on date of grant using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

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

A summary of the weighted average assumptions and results for options granted are as follows:

	2011	2010
Expected life (in years)	5.75	5.2 - 6.0
Expected volatility	42%	52% -55%
Risk-free interest rate	2.3%	2.5% -3.0%
Expected dividend yield	0%	0%

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Fair value of stock options granted	$—	$266	$954	$1,159

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

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees and Directors. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Stock-based Compensation

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Stock-based compensation:
Cost of revenue	$178	$91	$288	$188
Sales and marketing	76	49	161	91
Research, development and engineering	108	76	266	146
General and administrative	586	527	1,171	1,034
Intellectual property	47	22	95	46

Stock-based compensation expense	995	765	1,981	1,505
Capitalized to patent costs	15	11	26	22

Total stock-based compensation	$1,010	$776	$2,007	$1,527

Total unrecognized compensation costs related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of June 30, 2011	As of December 31, 2010
Unrecognized compensation costs	$8,556	$6,212

Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize this compensation cost for stock options and restricted stock over weighted average periods through June 2015 as follows:

	Stock Options	Restricted Stock
Weighted average period	1.04 years	1.79 years

Stock Option Activity

As of June 30, 2011, under all of the Company’s stock-based compensation plans, options to purchase an additional 958,916 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended June 30, 2011:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at March 31, 2011	1,068,491	$11.84	$6.98
Options granted	—	—	—
Options exercised	(74,168)	$9.88	$6.38
Options canceled or expired	—	—	—

Outstanding at June 30, 2011	994,323	$11.99	$7.03	$22,532

Exercisable at June 30, 2011	498,100	$10.82		$12,019

Unvested at June 30, 2011	496,223	$13.16		$10,513

Six-months ended June 30, 2011:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2010	993,491	$10.47	$6.55
Options granted	75,000	$30.01	$12.72
Options exercised	(74,168)	$9.88	$6.38
Options canceled or expired	—	—	—

Outstanding at June 30, 2011	994,323	$11.99	$7.03	$22,532

Exercisable at June 30, 2011	498,100	$10.82		$12,019

Unvested at June 30, 2011	496,223	$13.16		$10,513

The aggregate intrinsic value is based on the closing price of $35.03 per share of Digimarc common stock on June 30, 2011, which would have been received by the optionees had all of the options with exercise prices less than $35.03 per share been exercised on that date.

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64	756,407	7.33	$9.64	398,411	7.33	$9.64
$9.91	30,000	7.84	$9.91	30,000	7.84	$9.91
$14.99	102,916	8.51	$14.99	31,876	8.51	$14.99
$18.01	30,000	8.83	$18.01	30,000	8.83	$18.01
$30.01	75,000	9.51	$30.01	75,000	9.51	$30.01

$9.64 - $30.01	994,323	7.68	$11.99	498,100	7.56	$10.82

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2011:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, March 31, 2011	271,605	$20.09
Granted	13,000	$27.71
Vested	(350)	$9.80
Canceled	(395)	$23.57

Unvested balance, June 30, 2011	283,860	$20.42

Six-months ended June 30, 2011:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2010	197,760	$14.25
Granted	114,180	$29.75
Vested	(27,685)	$14.73
Canceled	(395)	$23.57

Unvested balance, June 30, 2011	283,860	$20.42

6. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30, 2011	December 31, 2010
Trade accounts receivable	$2,846	$3,481
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,846	$3,481

Unpaid deferred revenues included in accounts receivable	$1,111	$2,045

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

Unpaid deferred revenues

The unpaid deferred revenues that are included in accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenues from the Company’s cash-basis revenue recognition customers are not included in accounts receivable or deferred revenue accounts.

Major customers

Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	June 30, 2011	December 31, 2010
The Nielsen Company	35%	29%
Central Banks	24%	43%
Civolution	23%	11%

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

	June 30, 2011	December 31, 2010
Office furniture fixtures	$359	$294
Equipment	1,623	1,365
Leasehold improvements	1,020	986

	3,002	2,645
Less accumulated depreciation and amortization	(1,624)	(1,315)

	$1,378	$1,330

8. Intangible Assets—Purchased and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	June 30, 2011	December 31, 2010
Gross intangible assets	$2,609	$2,290
Accumulated amortization	(170)	(116)

Intangible assets, net	$2,439	$2,174

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

The Company will provide technical and development services to TVaura LLC’s business for minimum service fees, subject to adjustment for any development service fees paid to the Company by TVaura Mobile LLC, totaling $6,670 during the period 2009 through 2011. Service revenue will be recognized as the services are performed.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority shareholder of each joint venture has substantive participating rights, or veto rights, such that no shareholder has majority control.

Related Party Transactions

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
TVaura LLC:
Capital contributions	$400	$400	$800	$800
Revenue(1)	$720	$682	$1,411	$1,374
TVaura Mobile LLC:
Capital contributions	$300	$300	$600	$600
Total:
Capital contributions	$700	$700	$1,400	$1,400
Revenue(1)	$720	$682	$1,411	$1,374

(1)	Technical and development services

	June 30, 2011	December 31, 2010
TVaura LLC:
Accounts receivable	$240	$255

Summarized financial data for TVaura LLC are as follows:

	June 30, 2011	December 31, 2010
Current assets	$918	$777
Noncurrent assets	$26	$31
Current liabilities	$241	$255
Noncurrent liabilities	$—	$—

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating expenses	$733	$730	$1,450	$1,470
Net loss from continuing operations	$(733)	$(730)	$(1,449)	$(1,469)
The Company’s pro-rata share—net loss	$(374)	$(372)	$(739)	$(749)

Summarized financial data for TVaura Mobile LLC are as follows:

	June 30, 2011	December 31, 2010
Current assets	$2,049	$1,831
Noncurrent assets	$—	$—
Current liabilities	$309	$279
Noncurrent liabilities	$—	$—

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue	$50	$—	$50	$—
Gross loss	$(27)	$—	$(27)	$—
Operating expenses	$635	$385	$985	$549
Net loss from continuing operations	$(662)	$(385)	$(1,012)	$(549)
The Company’s pro-rata share—net loss	$(324)	$(189)	$(496)	$(269)

10. Income Taxes

        The Company’s income tax provision for the three- and six-months ended June 30, 2011 was a tax benefit of $1.9 million. The tax benefit includes a $2.6 million deferred tax benefit from the valuation allowance release as well as benefits from federal and state research credits, offset in part by a recognized windfall to additional paid-in capital of $0.5 million on stock option exercises. During the three-months ended June 30, 2011, the Company concluded, based on projections of future income, that it is more likely than not that the Company’s deferred tax assets will be realized.

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the six-months ended June 30, 2011 is as follows:

	Six-Months Ended June 30, 2011%
Income taxes computed at statutory rates	$893	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	134	5%
Change in valuation allowance	(2,581)	(98)%
Federal and state research and experimentation credits	(484)	(18)%
Other, net	108	4%

Total	$(1,930)	(73)%

The provision for income taxes for the three- and six-month periods ended June 30, 2010 reflects withholding tax expense in various foreign jurisdictions. Withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on its behalf.

11. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions. Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non-infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA. The Court dismissed Verance’s action on June 2, 2011. Verance filed a motion asking the Court to alter or amend its dismissal order on June 23, 2011. Digimarc filed a reply to Verance’s motion on July 11, 2011.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance related to Verance’s for failure to make payments under the licensing agreement between Digimarc and Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE. Verance responded by filing a motion to dismiss or stay the action, and to compel arbitration. The Magistrate Judge denied Verance motion to dismiss or stay the action, and to compel arbitration, on April 29, 2011. The case is proceeding.

Digimarc has been named as one of several defendants in a complaint filed by Walker Digital, LLC, in the U.S. District Court for the District of Delaware on April 22, 2011, case number 11-cv-00363-UNA, alleging patent infringement. The plaintiff is seeking a declaratory judgment, injunctive relief and damages. All defendants, including Digimarc, separately filed an answer to Walker Digital’s complaint on July 11, 2011.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of June 30, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. In accordance with ASC 450, no accrual has been recorded because the amounts are not probable or reasonably estimatable, and a range of possible outcomes is not determinable.

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

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Since Inception (April 2009)
Shares purchased	24,204	—	41,077	—	152,744
Purchases	$665	$—	$1,120	$—	$2,681

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

	Three Months Ended June 31, 2011	Three Months Ended March 31, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Stock option purchased for exercise	24,099	—	24,099	—
Purchases	$733	$—	$733	$—
Stock option shares withheld (purchased) for taxes	17,753	—	17,753	—
Tax withholding obligations	$541	$—	$541	$—

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

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Restricted shares withheld (purchased) for tax	139	146	11,015	1,295
Tax withholding obligations	$4	$3	$326	$25

13. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company has evaluated subsequent events.

14. Quarterly Financial Information—

Quarter ended:	March 31	June 30
2011
Service revenue	$3,069	$3,165
License and subscription revenue	6,022	6,308

Total revenue	9,091	9,473
Total cost of revenue	1,649	1,690
Gross profit	7,442	7,783
Gross profit percent, service revenue	48%	49%
Gross profit percent, license and subscription revenue	99%	99%
Gross profit percent, total	82%	82%
Sales and marketing	1,102	1,017
Research, development and engineering	1,775	1,884
General and administrative	2,847	2,270
Intellectual property	301	266
Operating income	1,417	2,346
Net income	938	3,626
Earnings per share:
Net income per share—basic	$0.14	$0.54
Net income per share—diluted	$0.12	$0.50
Weighted average shares outstanding—basic	6,864	6,696
Weighted average shares outstanding—diluted	7,505	7,245

Quarter ended:	March 31	June 30	September 30	December 31
2010
Service revenue	$3,514	$2,918	$2,761	$3,131
License and subscription revenue	6,678	2,330	2,476	7,342

Total revenue	10,192	5,248	5,237	10,473
Total cost of revenue	1,857	1,540	1,469	1,834
Gross profit	8,335	3,708	3,768	8,639
Gross profit percent, service revenue	49%	49%	49%	43%
Gross profit percent, license and subscription revenue	99%	98%	98%	99%
Gross profit percent, total	82%	71%	72%	82%
Sales and marketing	741	759	953	1,092
Research, development and engineering	1,259	1,321	1,471	1,636
General and administrative	1,885	1,687	1,842	2,450
Intellectual property	257	319	315	312
Operating income (loss)	4,193	(378)	(813)	3,149
Net income (loss)	3,776	(896)	(1,460)	2,754
Earnings (loss) per share:
Net earnings (loss) per share—basic	$0.53	$(0.13)	$(0.21)	$0.38
Net earnings (loss) per share—diluted	$0.51	$(0.13)	$(0.21)	$0.35
Weighted average shares outstanding—basic	7,096	7,097	7,098	7,190
Weighted average shares outstanding—diluted	7,387	7,097	7,098	7,859

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 granted and pending U.S. and foreign filings as of June 30, 2011. Separately, we own registered trademarks in both the United States and other countries and have applied for additional trademarks. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our technology and continuously seek to identify and evaluate potential licensees for our patents. Most of these patents are subject to an exclusive patent licensing arrangement as described further below.

For a discussion of activities and costs related to our research and development, please read the sections titled “Research, development and engineering” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As part of our intellectual property marketing initiative and patent monetization strategy, on October 5, 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900, of the 1,100 noted above, patents and applications held by us.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2011 and all changes discussed with respect to those periods reflect changes compared to the three- and six-month periods ended June 30, 2010.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue:
Service	33%	56%	34%	42%
License and subscription	67	44	66	58

Total revenue	100	100	100	100
Cost of revenue:
Service	17	28	17	21
License and subscription	1	1	1	1

Total cost of revenue	18	29	18	22
Gross profit	82	71	82	78
Operating expenses:
Sales and marketing	11	15	11	10
Research, development and engineering	20	25	20	16
General and administrative	23	32	28	23
Intellectual property	3	6	3	4

Total operating expenses	57	78	62	53

Operating income (loss)	25	(7)	20	25

Net loss from joint ventures	(7)	(11)	(7)	(7)
Interest income, net	—	1	1	1

Income (loss) before provision for income taxes	18	(17)	14	19
(Provision) benefit for income taxes	20	—	10	—

Net income (loss)	38%	(17)%	24%	19%

Our revenue for the three- and six-month periods ended June 30, 2011 increased 81% to $9.5 million from $5.2 million and 20% to $18.6 million from $15.4 million, respectively, from the prior periods primarily as a result of revenue derived from our relationship with IV and some of our long-term licensees, including Verance and Civolution. The lower percent of revenue increase for the six-month period resulted from a one-time payment of license fees of $4.5 million from Arbitron in the first quarter of the prior period. Throughout the three- and six-month periods ended June 30, 2011, we continued to invest in the development and marketing of Digimarc Discover, as well as developing additional intellectual property and investing in our strategic initiatives. We also continued to incur legal expenses in the three- and six-month periods ended June 30, 2011 in connection with our litigation matter with Verance.

As a result of our continued success and positive operating results, in the second quarter we reversed our valuation allowance on our deferred tax assets and recorded the tax assets in our financial statements. Notwithstanding the reversal of our valuation allowance, we achieved pre-tax income from continuing operations for the three- and six-month periods ended June 30, 2011, while improving operational leverage arising from controlling operating costs with increased revenues.

Revenue

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,165	$2,918	$247	8%	$6,234	$6,432	$(198)	(3)%
License and subscription	6,308	2,330	3,978	171%	12,330	9,008	3,322	37%

Total	$9,473	$5,248	$4,225	81%	$18,564	$15,440	$3,124	20%

Revenue (as % of total revenue):
Service	33%	56%			34%	42%
License and subscription	67%	44%			66%	58%

Total	100%	100%			100%	100%

We derive our revenue primarily from:

1)	development services provided to government and commercial customers and

2)	licensing our patents.

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

Service revenue for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, remained relatively constant.

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

The increase in license and subscription revenue for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, was primarily attributed to revenue derived from the IV relationship and increased royalty revenue from Verance and Civolution.

Revenue by Geography

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$6,030	$2,103	$3,927	187%	$12,100	$9,343	$2,757	30%
International	3,443	3,145	298	9%	6,464	6,097	367	6%

Total	$9,473	$5,248	$4,225	81%	$18,564	$15,440	$3,124	20%

Revenue (as % of total revenue):
Domestic	64%	40%			65%	61%
International	36%	60%			35%	39%

Total	100%	100%			100%	100%

Domestic revenue increased for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, primarily as a result of the revenue derived from the IV relationship and increased royalty revenue from Civolution and Verance, offset by the one-time payment of license fees from Arbitron in the first quarter of the prior period.

International revenue for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, remained relatively constant.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and to a lesser extent

•	amortization of capitalized patent costs.

Gross Profit

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,551	$1,435	$116	8%	$3,036	$3,149	$(113)	(4)%
License and subscription	6,232	2,273	3,959	174%	12,189	8,894	3,295	37%

Total	$7,783	$3,708	$4,075	110%	$15,225	$12,043	$3,182	26%

Gross Profit (as % of related revenue components):
Service	49%	49%			49%	49%
License and subscription	99%	98%			99%	99%
Total	82%	71%			82%	78%

The increase in gross profit for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, was primarily the result of increased license and royalty revenues from IV, Civolution and Verance, offset by the one-time payment of license fees from Arbitron in the first quarter of the prior period.

The increase in gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, was due primarily to changes in revenue mix resulting in higher license revenue, as a percent of total revenue, which carries a higher margin than service revenue.

Operating Expenses

                Sales and marketing

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase	Percent Increase
Sales and marketing	$1,017	$759	$258	34%	$2,119	$1,500	$619	41%
Sales and marketing (as % of total revenue)	11%	15%			11%	10%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increase in sales and marketing expense for the three-month period ended June 30, 2011, compared to the corresponding three-month period ended June 30, 2010, resulted primarily from:

•	increased headcount and compensation-related expenses of $0.1 million from hiring additional sales and marketing support for our mobile device market initiatives; and

•	increased marketing and professional fees of $0.1 million related to a number of sales initiatives, including our Digimarc Discover Platform.

The increase in sales and marketing expense for the six-month period ended June 30, 2011, compared to the corresponding six-month period ended June 30, 2010, resulted primarily from:

•	increased headcount and compensation-related expenses of $0.2 million from hiring additional sales and marketing support for our mobile device market initiatives; and

•	increased marketing and professional fees of $0.2 million related to a number of sales initiatives, including our Digimarc Discover Platform.

We anticipate that we will continue to incur sales and marketing costs at higher levels to support ongoing sales initiatives.

Research, development and engineering

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase	Percent Increase
Research, development and engineering	$1,884	$1,321	$563	43%	$3,659	$2,580	$1,079	42%
Research, development and engineering (as % of total revenue)	20%	25%			20%	16%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	Investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	Mobile device usage models and imaging sub-systems in camera-phones;

•	Industry conference participation and authorship of papers for industry journals;

•	Survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	Development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	Research in fingerprinting and other content identification technologies.

•	Platform Development:

•	Tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	Mobile platform creation to leverage device specific capabilities (e.g. instruction sets and GPUs).

•	Product Development:

•	Creation of Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	Implementation of web-hosted image watermark embedder in support of Digimarc Discover platform; and

•	Iterative development and release of the Digimarc Discover application for the iTunes and Android marketplace.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increase in research, development and engineering expense for the three-month period ended June 30, 2011, compared to the corresponding three-month period ended June 30, 2010, resulted primarily from:

•

increased headcount and compensation-related expenses of $0.3 million from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market.

Research, development and engineering expense for the six-month period ended June 30, 2011, compared to the corresponding six-month period ended June 30, 2010, resulted primarily from:

•

increased headcount and compensation-related expenses of $0.7 million from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market; and

•	increased professional fees and contract labor of $0.2 million related to our mobile device market initiatives.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels to support certain ongoing research and product initiatives.

General and administrative

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase	Percent Increase
General and administrative	$2,270	$1,687	$583	35%	$5,117	$3,572	$1,545	43%
General and administrative (as % of total revenue)	23%	32%			28%	23%

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

The increases in general and administrative expenses for the three-month period ended June 30, 2011, compared to the corresponding three-month period ended June 30, 2010, resulted primarily from:

•	increased legal fees of $0.4 million, net with $0.5 million of legal fees incurred in connection with the litigation matter with Verance; and

•	increased compensation-related expenses of $0.2 million primarily related to an additional layer of stock-based awards.

The increases in general and administrative expenses for the six-month period ended June 30, 2011, compared to the corresponding six-month period ended June 30, 2010, resulted primarily from:

•	increased legal fees of $0.9 million, net with $1.1 million of legal fees incurred in connection with the litigation matter with Verance;

•	increased compensation-related expenses of $0.3 million primarily related to an additional layer of stock-based awards; and

•	increased accounting fees of $0.3 million related to the transition to our new auditors that we engaged in late 2010 for the 2010 audit.

We anticipate that we will continue to incur general and administrative expenses at higher levels in the near term, particularly for legal fees related to our current litigation matters, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Decrease	Percent Decrease
Intellectual property	$266	$319	$53	17%	$567	$576	$9	2%
Intellectual property (as % of total revenue)	3%	6%			3%	4%

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

Intellectual property expenses for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, decreased slightly, and reflect the variable spending levels described in the preceding paragraph.

We anticipate that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase	Percent Increase
Cost of revenue	$178	$91	$87	96%	$288	$188	$100	53%
Sales and marketing	76	49	27	55%	161	91	70	77%
Research, development and engineering	108	76	32	42%	266	146	120	82%
General and administrative	586	527	59	11%	1,171	1,034	137	13%
Intellectual property	47	22	25	114%	95	46	49	107%

Total	$995	$765	$230	30%	$1,981	$1,505	$476	32%

The increase in stock-based compensation expense for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, was primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $8,556 in stock-based compensation expense through June 2015 for awards outstanding as of June 30, 2011. Our tax accounting may also be affected by actual exercise behavior and the relative market price of our common stock at exercise of the awards.

Net loss from joint ventures

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase	Percent Increase	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase	Percent Increase
Net loss from joint ventures	$(698)	$(561)	$137	24%	$(1,235)	$(1,018)	$217	21%
Net loss from joint venture (as % of total revenue	7%	11%			7%	7%

The increase in the net loss from joint ventures for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, resulted primarily from increased research, development and engineering work in product development.

Interest income, net

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Decrease	Percent Decrease
Interest income, net	$48	$61	13	21%	$106	$122	16	13%
Interest income, net (as % of total revenue)	0%	1%			1%	1%

The decrease in interest income, net for the three- and six-month periods ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, was primarily due to a combination of lower balances and lower interest earned on cash and investment balances. The lower balances primarily resulted from cash expended for stock repurchases, net of cash provided from operations and the lower interest rates reflect continued monetary policy set by the federal government.

Provision for Income Taxes

Our income tax provision for the three- and six-month periods ended June 30, 2011 was a tax benefit of $1.9 million. The tax benefit includes a $2.6 million deferred tax benefit resulting from the valuation allowance release. During this quarter we concluded, based on projections of future income, that it is more likely than not that our deferred tax assets will be realized.

There was no provision for income taxes, other than foreign withholding taxes, for the three- and six-month periods ended June 30, 2010 since the estimated effective tax rate for the period ended December 31, 2010 was expected to be zero, with the exception of foreign withholding tax.

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction.

Based upon the positive and negative evidence available as of June 30, 2011 we concluded, based upon projections of future income, that it is more likely than not that the net deferred tax assets will be utilized. Consequently, our valuation allowance was fully reversed as of June 30, 2011.

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010
Working capital	$28,125	$35,526
Current (liquidity) ratio(1)	8.6:1	9.7:1
Cash, cash equivalents and short-term marketable securities	$27,713	$34,781
Long-term marketable securities	$5,956	$11,163
Total cash, cash equivalents and all marketable securities	$33,669	$45,944

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $12.3 million decrease in cash, cash equivalents and all marketable securities, and the largest contributor to the $7.4 million decrease in working capital, resulted primarily from:

•	the purchase of common stock from a shareholder, Koninklijke Philips Electronics N.V, in a privately negotiated transaction;

•	purchases of common stock related to the vesting of restricted stock and repurchases made under our stock repurchase program; and

•	cash contributions to the joint ventures with Nielsen.

Operating Cash Flow. The components of operating cash flows were:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$4,564	$2,880	$1,684	58%
Non-cash items	1,146	2,850	(1,704)	(60)%
Changes in operating assets and liabilities	478	146	332	227%

Net cash provided by operating activities	$6,188	$5,876	$312	5%

Net income.

The increase in operating results for the six-month period ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, reflects higher license revenues primarily related IV, Civolution and Verance, offset by increased operating expenses related to our mobile device market initiatives and the litigation matter with Verance and a one-time licensing payment of $4.5 million from Arbitron in the prior period. In addition, we reversed the valuation allowance on our deferred tax assets in the second quarter of 2011 and recorded the tax assets in the financial statements which resulted in a recognized tax benefit of $2.6 million valuation allowance release, offset by $0.7 million current income tax provision.

Non-cash items.

The decrease in non-cash items for the six-month period ended June 30, 2011, compared to the corresponding three- and six-month periods ended June 30, 2010, was primarily the result of the deferred income tax benefit that resulted from the reversal of the valuation allowance on our deferred tax assets in the second quarter of 2011, offset by the net losses from the joint ventures, an additional layer of stock-based awards and the tax benefits from stock-based awards.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the six-month period ended June 30, 2011 related to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	reimbursement from our landlord for the tenant improvement allowance.

The primary changes in the operating assets and liabilities for the six-month period ended June 30, 2010 relate to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	a decrease in compensation related liabilities related to accrued bonuses at year-end in 2009 that were paid compared to none accrued in 2010.

Cash flows from investing activities.

The cash flows from investing activities for the six-month period ended June 30, 2011 and the same period in the prior year related to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process;

•	investments made in joint ventures; and

•	net activity from investing our cash and cash equivalents and short- and long-term marketable securities.

Cash flows from financing activities.

The cash flows from financing activities for the six-month period ended June 30, 2011 related to the increase in purchases of common stock for the following:

•	purchase of common stock from a shareholder in a privately negotiated transaction;

•	purchases of common stock as part of our stock repurchase program;

•	purchases of common stock for the withholding of shares upon the vesting of restricted stock to satisfy tax withholding obligations; offset by

•	the exercise of stock options; and

•	the excess tax benefit from stock-based awards.

The cash flows from financing activities for the six-month period ended June 30, 2010, were the result of purchases of common stock for the withholding of shares upon vesting of restricted stock to satisfy tax withholding obligations, partially offset by the exercise of stock options.

Future Cash Expectations.

As part of our stock repurchase program, of the $5.0 million that was authorized, $2.3 million remained available, as of June 30, 2011, to purchase our common stock in the open market or private transactions through April 30, 2012.

In connection with the IV arrangement, we anticipate our cash flow will improve with:

•	payment of the license issue fee in increasing quarterly installments over three years,

•	consulting fees payable over five years, and

•	additional cost savings resulted from IV’s assumption of the prosecution and maintenance costs related to the patents and patent applications that were licensed to IV that were previously borne by us.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

We may use cash resources to repurchase stock under our stock repurchase program and fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of certain opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to take steps to remedy any potential deficiencies. If it were necessary to obtain additional financing or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute an aggregate of $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $1.4 million remained to be contributed as of June 30, 2011.

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 for rent payments totaling $5.3 million.

Our obligations under non-cancelable operating leases for our facilities and various equipment leases totaled $4.4 million as of June 30, 2011, and are payable in monthly installments through August 2016.

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations	$1,400	$1,400	$—	$—	$—
Total operating lease obligations	4,429	811	1,693	1,773	152

Total obligations	$5,829	$2,211	$1,693	$1,773	$152

Other than as described above, as of June 30, 2011 there have been no material changes in the contractual obligations disclosed in our 2010 Annual Report.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA. The Court dismissed Verance’s action on June 2, 2011. Verance filed a Motion asking the Court to alter or amend its dismissal order on June 23, 2011. Digimarc filed a reply to Verance’s motion on July 11, 2011.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance related to Verance’s failure to make payments under the licensing agreement between Digimarc and Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE. The Magistrate Judge denied Verance’s motion to dismiss or stay the action, and to compel arbitration on April 29, 2011. The case is proceeding.

Digimarc has been named as one of several defendants in a complaint filed by Walker Digital, LLC, in the U.S. District Court for the District of Delaware on April 22, 2011, case number 11-cv-00363-UNA, alleging patent infringement. The plaintiff is seeking a declaratory judgment, injunctive relief and damages. All defendants, including Digimarc, separately filed an answer to Walker Digital’s complaint on July 11, 2011.

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

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5.0 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In both April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for additional one year periods. We have paid $2.7 million to repurchase 152,744 shares of outstanding common stock under this program since the program’s inception and $2.3 million remains available to repurchase common stock under the stock repurchase program.

In addition to the stock repurchase program described above, and the withholding (repurchase) of shares of common stock in connection with the vesting of restricted shares, described below, from time to time, we repurchase shares in connection with stock option exercises, to cover exercise price and taxes.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended June 30, 2011:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
April 1, 2011 to April 30, 2011	—	$—	—	$3.0 million
Month 2
May 1, 2011 to May 31, 2011	11,662	$30.59	12,945	$2.6 million
Month 3
June 1, 2011 to June 30, 2011	6,230	$30.22	11,259	$2.3 million

Total	17,892	$30.46	24,204

(1)	Includes stock option shares and fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2011	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)