Form 10-Q
period 2011-09-30
Digimarc CORP
filed 2011-10-26
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 19, 2011, there were 6,966,590 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,119	$6,340
Marketable securities	24,414	28,441
Trade accounts receivable, net	3,420	3,481
Other current assets	1,486	1,345

Total current assets	31,439	39,607
Marketable securities	4,683	11,163
Property and equipment, net	1,468	1,330
Intangibles, net	2,661	2,174
Investments in joint ventures	1,199	1,029
Deferred tax assets	2,361	—
Other assets	428	462

Total assets	$44,239	$55,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,631	$1,519
Deferred revenue	1,928	2,562

Total current liabilities	3,559	4,081
Long-term liabilities	479	525

Total liabilities	4,038	4,606
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock (10,000 shares issued and outstanding at September 30, 2011 and December 31, 2010)	50	50
Common stock (6,965,577 and 7,443,450 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	7	7
Additional paid-in capital	33,448	49,609
Retained earnings	6,696	1,493

Total shareholders’ equity	40,201	51,159

Total liabilities and shareholders’ equity	$44,239	$55,765

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue:
Service	$3,108	$2,761	$9,342	$9,193
License and subscription	5,442	2,476	17,772	11,484

Total revenue	8,550	5,237	27,114	20,677
Cost of revenue:
Service	1,665	1,410	4,863	4,693
License and subscription	77	59	218	173

Total cost of revenue	1,742	1,469	5,081	4,866
Gross profit	6,808	3,768	22,033	15,811
Operating expenses:
Sales and marketing	1,166	953	3,285	2,453
Research, development and engineering	1,958	1,471	5,617	4,051
General and administrative	2,000	1,842	7,117	5,414
Intellectual property	259	315	826	891

Total operating expenses	5,383	4,581	16,845	12,809

Operating income (loss)	1,425	(813)	5,188	3,002
Net loss from joint ventures	(695)	(558)	(1,930)	(1,576)
Interest income, net	43	62	149	184

Income (loss) before provision for income taxes	773	(1,309)	3,407	1,610
(Provision) benefit for income taxes	(134)	(151)	1,796	(190)

Net income (loss)	$639	$(1,460)	$5,203	$1,420

Earnings (loss) per share:
Net income (loss) per share—basic	$0.10	$(0.21)	$0.77	$0.20
Net income (loss) per share—diluted	$0.09	$(0.21)	$0.71	$0.19
Weighted average shares outstanding—basic	6,706	7,098	6,755	7,097
Weighted average shares outstanding—diluted	7,344	7,098	7,366	7,497

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	313,832	—	3,045	—	3,045
Issuance of restricted common stock	—	—	124,560	—	—	—	—
Purchase and retirement of common stock	—	—	(200,643)	—	(5,824)	—	(5,824)
Stock-based compensation	—	—	—	—	3,105	—	3,105
Net income	—	—	—	—	—	4,174	4,174

BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	159,420	—	1,555	—	1,555
Issuance of restricted common stock	—	—	123,400	—	—	—	—
Purchase and retirement of common stock	—	—	(760,693)	—	(21,594)	—	(21,594)
Stock-based compensation	—	—	—	—	3,086	—	3,086
Excess tax benefit from stock-based awards	—	—	—	—	792	—	792
Net income	—	—	—	—	—	5,203	5,203

BALANCE AT SEPTEMBER 30, 2011	10,000	$50	6,965,577	$7	$33,448	$6,696	$40,201

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$5,203	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, property and equipment	474	430
Amortization, intangibles	86	54
Stock-based compensation	3,038	2,287
Net loss from joint ventures	1,930	1,576
Deferred income tax benefit	(2,633)	—
Tax benefit from stock-based awards	792	—
Excess tax benefit from stock-based compensation	(792)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	61	469
Other current assets	131	(111)
Other assets, net	34	(35)
Accounts payable and other accrued liabilities	73	(63)
Deferred revenue	(641)	(180)

Net cash provided by operating activities	7,756	5,847
Cash flows from investing activities:
Purchase of property and equipment	(612)	(236)
Capitalized patent costs	(525)	(811)
Investments in joint ventures	(2,100)	(2,100)
Sale or maturity of marketable securities	60,304	78,965
Purchase of marketable securities	(49,797)	(83,256)

Net cash provided by (used in) investing activities	7,270	(7,438)
Cash flows from financing activities:
Issuance of common stock	1,555	8
Purchase of common stock	(21,594)	(40)
Excess tax benefit from stock-based awards	792	—

Net cash used in financing activities	(19,247)	(32)

Net decrease in cash and cash equivalents	(4,221)	(1,623)
Cash and cash equivalents at beginning of period	6,340	8,884

Cash and cash equivalents at end of period	$2,119	$7,261

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$62
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$48	$31

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

The Company

The Company was formed as DMRC LLC on June 18, 2008 and began independent operations on August 2, 2008 following the completion of a spin-off of the watermarking business of the former Digimarc Corporation into a new company. The record holders of the former Digimarc Corporation received shares of common stock of the new Digimarc Corporation in proportion to their holdings in the former company. The shareholders received their shares effective October 16, 2008. The Company originally operated as a Delaware corporation, but re-incorporated in Oregon, where the corporate offices are located, in 2010.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $2,024 and $6,036 at September 30, 2011 and December 31, 2010, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

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

	September 30, 2011	December 31, 2010
Marketable securities, at amortized cost	$28,707	$43,898
Cash equivalents, included above	$—	$4,294
Money market funds	$2,413	$1,742

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through September 30, 2011, there have been no material impairment losses.

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

The Company uses the Black-Scholes option pricing model as its method of valuation for stock-option awards. The Company’s determination of the fair value of stock-option awards on the date of grant using an option pricing model is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-option awards is determined in accordance with ASC 718 and SAB No. 107 Shared-Based Payment, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

•

License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is probable. If the payment terms extend beyond the Company’s normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•

The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms increase the likelihood the Company will grant a customer a concession, such as reduced license payments or additional rights, rather than hold firm on minimum commitments in an agreement to the point of losing a potential advocate and licensee of patented technology in the marketplace. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed and determinable.

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

Revenue by geographic area, based upon the “bill-to” location, is as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Domestic	$5,221	$1,868	$17,321	$11,211
International	3,329	3,369	9,793	9,466

Total	$8,550	$5,237	$27,114	$20,677

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Intellectual Ventures Affiliates	35%	—	33%	—
Central Banks	30%	45%	27%	35%
The Nielsen Company	12%	17%	11%	13%
Verance	*	*	10%	*
Civolution	*	17%	*	*
TVaura LLC	*	12%	*	10%
Arbitron	—	—	—	22%

*	Less than 10%

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

A summary of the weighted average assumptions and results for options granted are as follows:

	2011	2010
Expected life (in years)	5.75	5.2 -6.0
Expected volatility	42%	52% -55%
Risk-free interest rate	2.3%	2.5% -3.0%
Expected dividend yield	0%	0%

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Fair value of stock options granted	$—	$—	$954	$1,159

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

Stock-based Compensation

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Stock-based compensation:
Cost of revenue	$158	$84	$446	$272
Sales and marketing	87	50	248	141
Research, development and engineering	174	79	440	225
General and administrative	590	542	1,761	1,576
Intellectual property	48	27	143	73

Stock-based compensation expense	1,057	782	3,038	2,287
Capitalized to patent costs	22	9	48	31

Total stock-based compensation	$1,079	$791	$3,086	$2,318

Total unrecognized compensation costs related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock are as follows:

	As of September 30, 2011	As of December 31, 2010
Unrecognized compensation costs	$7,795	$6,212

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize these compensation costs for stock options and restricted stock over weighted average periods through September 2015 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.94 years	1.62 years

Stock Option Activity

As of September 30, 2011, under all of the Company’s stock-based compensation plans, options to purchase an additional 1,000,014 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended September 30, 2011:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at June 30, 2011	994,323	$11.99	$7.03
Options granted	—	—	—
Options exercised	(85,252)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at September 30, 2011	909,071	$12.21	$7.09	$12,318

Exercisable at September 30, 2011	491,535	$11.11		$7,073

Unvested at September 30, 2011	417,536	$13.51		$5,245

Nine-months ended September 30, 2011:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2010	993,491	$10.47	$6.55
Options granted	75,000	$30.01	$12.72
Options exercised	(159,420)	$9.75	$6.34
Options canceled or expired	—	—	—

Outstanding at September 30, 2011	909,071	$12.21	$7.09	$12,318

Exercisable at September 30, 2011	491,535	$11.11		$7,073

Unvested at September 30, 2011	417,536	$13.51		$5,245

The aggregate intrinsic value is based on the closing price of $25.38 per share of Digimarc common stock on September 30, 2011, which would have been received by the optionees had all of the options with exercise prices less than $25.38 per share been exercised on that date.

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64	671,155	7.08	$9.64	380,284	7.08	$9.64
$9.91	30,000	7.58	$9.91	30,000	7.58	$9.91
$14.99	102,916	8.26	$14.99	38,751	8.26	$14.99
$18.01	30,000	8.58	$18.01	30,000	8.58	$18.01
$30.01	75,000	9.26	$30.01	12,500	9.26	$30.01

$9.64 - $30.01	909,071	7.46	$12.21	491,535	7.35	$11.11

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2011:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, June 30, 2011	283,860	$20.42
Granted	9,220	$36.24
Vested	(12,100)	$19.23
Canceled	(200)	$30.01

Unvested balance, September 30, 2011	280,780	$20.98

Nine-months ended September 30, 2011:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2010	197,760	$14.25
Granted	123,400	$30.23
Vested	(39,785)	$16.10
Canceled	(595)	$25.73

Unvested balance, September 30, 2011	280,780	$20.98

6. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30, 2011	December 31, 2010
Trade accounts receivable	$3,420	$3,481
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$3,420	$3,481

Unpaid deferred revenues included in accounts receivable	$1,069	$2,045

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

Major customers

Customers who accounted for more than 10% of accounts receivable, net, are as follows:

	September 30, 2011	December 31, 2010
Central Banks	45%	43%
The Nielsen Company	29%	29%
Civolution	11%	11%

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

	September 30, 2011	December 31, 2010
Office furniture fixtures	$376	$294
Equipment	1,842	1,365
Leasehold improvements	1,039	986

	3,257	2,645
Less accumulated depreciation and amortization	(1,789)	(1,315)

	$1,468	$1,330

8. Intangible Assets—Purchased and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	September 30, 2011	December 31, 2010
Gross intangible assets	$2,863	$2,290
Accumulated amortization	(202)	(116)

Intangible assets, net	$2,661	$2,174

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

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority shareholder of each joint venture has substantive participation rights, or veto rights, such that no shareholder has majority control.

Related Party Transactions

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
TVaura LLC:
Capital contributions	$400	$400	$1,200	$1,200
Revenue(1)	$622	$652	$2,033	$2,026
TVaura Mobile LLC:
Capital contributions	$300	$300	$900	$900
Total:
Capital contributions	$700	$700	$2,100	$2,100
Revenue(1)	$622	$652	$2,033	$2,026

(1)	Technical and development services

	September 30, 2011	December 31, 2010
TVaura LLC:
Accounts receivable	$189	$255

Summarized financial data for TVaura LLC are as follows:

	September 30, 2011	December 31, 2010
Current assets	$1,040	$777
Noncurrent assets	$25	$31
Current liabilities	$189	$255
Noncurrent liabilities	$—	$—

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating expenses	$628	$656	$2,078	$2,126
Net loss from continuing operations	$(628)	$(656)	$(2,077)	$(2,125)
The Company’s pro-rata share—net loss	$(320)	$(335)	$(1,059)	$(1,084)

Summarized financial data for TVaura Mobile LLC are as follows:

	September 30, 2011	December 31, 2010
Current assets	$1,908	$1,831
Noncurrent assets	$—	$—
Current liabilities	$334	$279
Noncurrent liabilities	$—	$—

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue	$—	$—	$50	$—
Gross loss	$—	$—	$(27)	$—
Operating expenses	$766	$456	$1,751	$1,005
Net loss from continuing operations	$(766)	$(456)	$(1,778)	$(1,005)
The Company’s pro-rata share—net loss	$(375)	$(223)	$(871)	$(492)

10. Income Taxes

The Company’s income tax provision for the three- and nine-months ended September 30, 2011 was an expense of $134 and a tax benefit of $1,796, respectively. The tax benefit includes $2,581 deferred tax benefit from the valuation allowance release as well as benefits from federal and state research credits. During the three-months ended June 30, 2011, the Company concluded, based on projections of future income, that it is more likely than not that the Company’s deferred tax assets will be realized.

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the nine-months ended September 30, 2011 is as follows:

	Nine-Months Ended September 30, 2011%
Income taxes computed at statutory rates	$1,158	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	175	5%
Change in valuation allowance	(2,581)	(76)%
Federal and state research and experimentation credits	(726)	(21)%
Other, net	178	5%

Total	$(1,796)	(53)%

The provision for income taxes for the three- and nine-month periods ended September 30, 2010 reflects estimated U.S. alternative minimum tax expense and withholding tax expense in various foreign jurisdictions. Withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on its behalf. Other than the U.S. alternative minimum taxes and foreign withholding tax expense, there was no provision for current income taxes related to net income because the computation of regular taxable income is fully offset by available net operating loss carry-forwards and tax credits previously offset by a full valuation allowance.

11. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non-infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA. The District Court dismissed Verance’s action. On September 9, 2011 Verance filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance related to Verance’s for failure to make payments under the licensing agreement between Digimarc and Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE. On April 29, 2011, the Magistrate Judge denied Verance’s motion to dismiss or stay the action, and to compel arbitration. The case is pending.

Digimarc was named as one of several defendants in a complaint filed by Walker Digital, LLC (“Walker”), in the U.S. District Court for the District of Delaware on April 22, 2011, case number 11-cv-00363-UNA, alleging patent infringement. The case was settled in early October 2011 with a negotiated patent license arrangement between TVaura Mobile LLC and Walker.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be determined, management believes that, as of October 26, 2011, the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company. In accordance with ASC 450, no accrual has been recorded because the amounts are not probable or reasonably estimatable, and a range of possible outcomes is not determinable.

12. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Private transaction	—	—	552,536	—
Repurchase program	63,500	—	104,577	—
Exercise of stock options	20,776	—	44,875	—
Tax withholding obligations on stock options	26,363	—	44,116	—
Tax withholding obligations on restricted shares	2,979	822	13,994	2,117

Total	113,618	822	760,098	2,117

Value of common stock shares repurchased:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Private transaction	$—	$—	$14,927	$—
Repurchase program	1,977	—	3,098	—
Exercise of stock options	822	—	1,555	—
Tax withholding obligations on stock options	1,055	—	1,596	—
Tax withholding obligations on restricted shares	93	15	418	40

Total	$3,947	$15	$21,594	$40

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

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of the Company’s common stock through either periodic open-market or private transactions at then prevailing market prices through April 30, 2010. In both April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for one year periods. As of September 30, 2011, the Company had repurchased 216,244 shares under this program at an aggregate purchase price of $4,659.

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

13. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company has evaluated subsequent events.

14. Quarterly Financial Information—

Quarter ended:	March 31	June 30	September 30
2011
Service revenue	$3,069	$3,165	$3,108
License and subscription revenue	6,022	6,308	5,442

Total revenue	9,091	9,473	8,550
Total cost of revenue	1,649	1,690	1,742
Gross profit	7,442	7,783	6,808
Gross profit percent, service revenue	48%	49%	46%
Gross profit percent, license and subscription revenue	99%	99%	99%
Gross profit percent, total	82%	82%	80%
Sales and marketing	1,102	1,017	1,166
Research, development and engineering	1,775	1,884	1,958
General and administrative	2,847	2,270	2,000
Intellectual property	301	266	259
Operating income	1,417	2,346	1,425
Net income	938	3,626	639
Earnings per share:
Net income per share—basic	$0.14	$0.54	$0.10
Net income per share—diluted	$0.12	$0.50	$0.09
Weighted average shares outstanding—basic	6,864	6,696	6,706
Weighted average shares outstanding—diluted	7,505	7,245	7,344

Quarter ended:	March 31	June 30	September 30	December 31
2010
Service revenue	$3,514	$2,918	$2,761	$3,131
License and subscription revenue	6,678	2,330	2,476	7,342

Total revenue	10,192	5,248	5,237	10,473
Total cost of revenue	1,857	1,540	1,469	1,834
Gross profit	8,335	3,708	3,768	8,639
Gross profit percent, service revenue	49%	49%	49%	43%
Gross profit percent, license and subscription revenue	99%	98%	98%	99%
Gross profit percent, total	82%	71%	72%	82%
Sales and marketing	741	759	953	1,092
Research, development and engineering	1,259	1,321	1,471	1,636
General and administrative	1,885	1,687	1,842	2,450
Intellectual property	257	319	315	312
Operating income (loss)	4,193	(378)	(813)	3,149
Net income (loss)	3,776	(896)	(1,460)	2,754
Earnings (loss) per share:
Net earnings (loss) per share—basic	$0.53	$(0.13)	$(0.21)	$0.38
Net earnings (loss) per share—diluted	$0.51	$(0.13)	$(0.21)	$0.35
Weighted average shares outstanding—basic	7,096	7,097	7,098	7,190
Weighted average shares outstanding—diluted	7,387	7,097	7,098	7,859

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 granted and pending U.S. and foreign filings as of September 30, 2011. Separately, we own registered trademarks in both the United States and other countries and have applied for additional trademarks. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our technology and continuously seek to identify and evaluate potential licensees for our patents. Most of these patents are subject to an exclusive patent licensing arrangement as described further below.

For a discussion of activities and costs related to our research and development, please read the sections entitled “Research, development and engineering” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As part of our intellectual property marketing initiative and patent monetization strategy, on October 5, 2010 we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900, of the 1,100 noted above, patents and applications held by us.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and nine-month periods relate to the three- and nine-month periods ended September 30, 2011 and all changes discussed with respect to those periods reflect changes compared to the three- and nine-month periods ended September 30, 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue:
Service	36%	53%	34%	44%
License and subscription	64	47	66	56

Total revenue	100	100	100	100
Cost of revenue:
Service	19	27	18	23
License and subscription	1	1	1	1

Total cost of revenue	20	28	19	24
Gross profit	80	72	81	76
Operating expenses:
Sales and marketing	14	18	12	12
Research, development and engineering	23	28	21	20
General and administrative	23	35	26	26
Intellectual property	3	6	3	4

Total operating expenses	63	87	62	62

Operating income (loss)	17	(15)	19	14

Net loss from joint ventures	(8)	(11)	(7)	(7)
Interest income, net	—	1	1	1

Income (loss) before provision for income taxes	9	(25)	13	8
(Provision) benefit for income taxes	(2)	(3)	6	(1)

Net income (loss)	7%	(28)%	19%	7%

Our revenue for the three- and nine-month periods ended September 30, 2011 increased 63% to $8.5 million from $5.2 million and 31% to $27.1 million from $20.1 million, respectively, from the prior periods primarily as a result of revenue derived from our relationship with IV and Verance, a long-term licensee. Our revenue for the nine-month period ended September 30, 2010 included a one-time payment of license fees of $4.5 million from Arbitron in the first quarter of the prior period. Throughout the three- and nine-month periods ended September 30, 2011, we continued to invest in the development and marketing of Digimarc Discover, an application designed for digital devices to hear, see and react to their surroundings, in developing additional intellectual property and in our strategic initiatives. We also continued to incur legal expenses in the three- and nine-month periods ended September 30, 2011 in connection with our litigation matter with Verance.

Notwithstanding the reversal of our valuation allowance in the second quarter of 2011, we continued to achieve pre-tax income from continuing operations for the three- and nine-month periods ended September 30, 2011by improving operational leverage through controlling the operating costs of increased revenues.

Revenue

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
Revenue:
Service	$3,108	$2,761	$347	13%	$9,342	$9,193	$149	2%
License and subscription	5,442	2,476	2,966	120%	17,772	11,484	6,288	55%

Total	$8,550	$5,237	$3,313	63%	$27,114	$20,677	$6,437	31%

Revenue (as % of total revenue):
Service	36%	53%			34%	44%
License and subscription	64%	47%			66%	56%

Total	100%	100%			100%	100%

We derive our revenue primarily from:

1)	development services provided to government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, Nielsen, the joint venture TVaura LLC, government agencies and IV. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies are generally shorter term in nature, less linear in billings and less predictable than our longer terms contracts because the contracts with other government agencies are subject to government budgets and funding.

The increases in service revenue for the three-month period ended September 30, 2011, compared to the corresponding three—month period ended September 30, 2010, were primarily due to increased program work related to the Central Banks and our relationship with IV.

The increases in service revenue for the nine-month period ended September 30, 2011, compared to the corresponding and nine-month period ended September 30, 2010, were primarily due to increased revenue from our relationship with IV, offset by decreased revenue from government customers.

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

The increases in license and subscription revenue for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, were primarily attributed to revenue derived from the IV relationship and increased royalty revenue from Verance.

Revenue by Geography

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$5,221	$1,868	$3,353	180%	$17,321	$11,211	$6,110	55%
International	3,329	3,369	(40)	(1)%	9,793	9,466	327	3%

Total	$8,550	$5,237	$3,313	63%	$27,114	$20,677	$6,437	31%

Revenue (as % of total revenue):
Domestic	61%	36%			64%	54%
International	39%	64%			36%	46%

Total	100%	100%			100%	100%

Domestic revenue increased for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, primarily as a result of increased revenue derived from the IV relationship and increased royalty revenue from Verance, offset by the one-time payment of license fees from Arbitron in the first quarter of the prior period.

International revenue for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, remained relatively constant.

We anticipate revenue will be lower for the remainder of 2011, compared to the same period in 2010, primarily as a result of one scheduled payment from IV in the fourth quarter of 2011compared to two license payments received from IV in the fourth quarter of 2010.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and, to a lesser extent,

•	amortization of capitalized patent costs.

Gross Profit

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,443	$1,351	$92	7%	$4,479	$4,500	$(21)	<(1)%
License and subscription	5,365	2,417	2,948	122%	17,554	11,311	6,243	55%

Total	$6,808	$3,768	$3,040	81%	$22,033	$15,811	$6,222	39%

Gross Profit (as % of related revenue components):
Service	46%	49%			48%	49%
License and subscription	99%	98%			99%	98%
Total	80%	72%			81%	76%

The increases in gross profit for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, were primarily the result of increased license and royalty revenues from IV and Verance, offset by the one-time payment of license fees from Arbitron in the first quarter of the prior period.

The increases in gross profit as a percentage of revenue for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, were due primarily to changes in revenue mix resulting in higher license revenue which carries a higher margin than service revenue, as a percent of total revenue. The decrease in service gross profit as a percentage of revenue for the three-month period resulted from a change in mix for both labor resources and for labor and non-labor billings.

Operating Expenses

            Sales and marketing

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
Sales and marketing	$1,166	$953	$213	22%	$3,285	$2,453	$832	34%
Sales and marketing (as % of total revenue)	14%	18%			12%	12%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increase in sales and marketing expense for the three-month period ended September 30, 2011, compared to the corresponding three-month period ended September 30, 2010, resulted primarily from:

•	increased headcount and compensation-related expenses of $0.1 million from hiring additional sales and marketing support for our mobile device market initiatives; and

•	increased marketing and professional fees of $0.1 million related to a number of sales initiatives, including our Digimarc Discover Platform.

The increase in sales and marketing expense for the nine-month period ended September 30, 2011, compared to the corresponding nine-month period ended September 30, 2010, resulted primarily from:

•	increased headcount and compensation-related expenses of $0.4 million from hiring additional sales and marketing support for our mobile device market initiatives; and

•	increased marketing and professional fees of $0.3 million related to a number of sales initiatives, including our Digimarc Discover Platform.

We anticipate that we will continue to incur sales and marketing costs at existing levels to support ongoing sales initiatives.

Research, development and engineering

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
Research, development and engineering	$1,958	$1,471	$487	33%	$5,617	$4,051	$1,566	39%
Research, development and engineering (as % of total revenue)	23%	28%			21%	20%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	research in fingerprinting and other content identification technologies.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	mobile platform creation to leverage device specific capabilities (e.g. instruction sets and Graphics Processing Units (“GPUs”).

•	Product Development:

•	creation of Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	implementation of web-hosted image watermark embedder in support of Digimarc Discover platform; and

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplace.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increase in research, development and engineering expense for the three-month period ended September 30, 2011, compared to the corresponding three-month period ended September 30, 2010, resulted primarily from:

•

increased headcount and compensation-related expenses of $0.5 million from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market.

Research, development and engineering expense for the nine-month period ended September 30, 2011, compared to the corresponding nine-month period ended September 30, 2010, resulted primarily from:

•

increased headcount and compensation-related expenses of $1.2 million from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market; and

•	increased professional fees and contract labor of $0.2 million related to our mobile device market initiatives.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels to support our ongoing research and product initiatives.

General and administrative

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
General and administrative	$2,000	$1,842	$158	9%	$7,117	$5,414	$1,703	31%
General and administrative (as % of total revenue)	23%	35%			26%	26%

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

The increases in general and administrative expenses for the three-month period ended September 30, 2011, compared to the corresponding three-month period ended September 30, 2010, resulted primarily from:

•	increased legal fees of $0.2 million primarily related to legal fees incurred in connection with the litigation matter with Verance.

The increases in general and administrative expenses for the nine-month period ended September 30, 2011, compared to the corresponding nine-month period ended September 30, 2010, resulted primarily from:

•	increased legal fees of $1.1 million primarily related to the litigation matter with Verance;

•	increased compensation-related expenses of $0.5 million primarily related to an additional layer of stock-based awards and payroll taxes related to stock option exercises; and

•	increased accounting fees of $0.2 million related to the transition to our new auditors that we engaged in late 2010 for the 2010 audit.

We anticipate that we will continue to incur general and administrative expenses at higher levels in the near term, particularly for legal fees related to our current litigation matters, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Decrease	Percent Decrease	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Decrease	Percent Decrease
Intellectual property	$259	$315	$56	18%	$826	$891	$65	7%
Intellectual property (as % of total revenue)	3%	6%			3%	4%

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

Intellectual property expenses for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, decreased slightly, and reflect the variable spending levels described in the preceding paragraph.

We anticipate that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
Cost of revenue	$158	$84	$74	88%	$446	$272	$174	64%
Sales and marketing	87	50	37	74%	248	141	107	76%
Research, development and engineering	174	79	95	120%	440	225	215	96%
General and administrative	590	542	48	9%	1,761	1,576	185	12%
Intellectual property	48	27	21	78%	143	73	70	96%

Total	$1,057	$782	$275	35%	$3,038	$2,287	$751	33%

The increases in stock-based compensation expense for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, were primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $7,795 in stock-based compensation expense through September 2015 for awards outstanding as of September 30, 2011.

Net loss from joint ventures

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase	Percent Increase
Net loss from joint ventures	$(695)	$(558)	$137	25%	$(1,930)	$(1,576)	$354	22%
Net loss from joint venture (as % of total revenue)	8%	11%			7%	7%

The increases in the net loss from joint ventures for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, resulted primarily from increased litigation costs in connection with the legal matter with Walker Digital, and increased research, development and engineering costs for product development.

Interest income, net

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Decrease	Percent Decrease	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Decrease	Percent Decrease
Interest income, net	$43	$62	19	31%	$149	$184	35	19%
Interest income, net (as % of total revenue)	0%	1%			1%	1%

The decreases in interest income, net for the three- and nine-month periods ended September 30, 2011, compared to the corresponding three- and nine-month periods ended September 30, 2010, was primarily due to a combination of lower balances and lower interest earned on cash and investment balances. The lower balances primarily resulted from cash expended for stock repurchases, net of cash provided from operations and the lower interest rates reflect continued monetary policy set by the federal government.

Provision for Income Taxes

Our income tax provision for the three- and nine-month periods ended September 30, 2011 were a tax expense of $0.1 million and a tax benefit of $1.8 million, respectively. The tax benefit includes a $2.6 million deferred tax benefit resulting from the valuation allowance release. During the second quarter of 2011 we concluded, based on projections of future income, that it is more likely than not that our deferred tax assets will be realized.

There were no provisions for income taxes, other than estimated U.S. alternative minimum taxes and foreign withholding taxes, for the three- and nine-month periods ended September 30, 2010.

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances of each tax jurisdiction.

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010
Working capital	$27,880	$35,526
Current (liquidity) ratio(1)	8.8:1	9.7:1
Cash, cash equivalents and short-term marketable securities	$26,533	$34,781
Long-term marketable securities	$4,683	$11,163
Total cash, cash equivalents and all marketable securities	$31,216	$45,944

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $14.7 million decrease in cash, cash equivalents and all marketable securities, and the largest contributor to the $7.6 million decrease in working capital, resulted primarily from:

•	the purchase of common stock from a shareholder, Koninklijke Philips Electronics N.V, in a privately negotiated transaction;

•

purchases of common stock related to the vesting of restricted stock and exercise of stock options in satisfaction of required withholding tax liability, and repurchases made under our stock repurchase program; and

•	cash contributions to the joint ventures with Nielsen.

Operating Cash Flow. The components of operating cash flows were:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$5,203	$1,420	$3,783	266%
Non-cash items	2,896	4,347	(1,451)	(33)%
Changes in operating assets and liabilities	(343)	80	(423)	(529)%

Net cash provided by operating activities	$7,756	$5,847	$1,909	33%

Net income.

The increase in operating results for the nine-month period ended September 30, 2011, compared to the corresponding nine-month period ended September 30, 2010, reflects higher license revenues primarily related to IV and Verance, offset by increased operating expenses related to our mobile device market initiatives and the litigation matter with Verance and a one-time licensing payment of $4.5 million from Arbitron in the prior period. In addition, we reversed the valuation allowance on our deferred tax assets in the second quarter of 2011 and recorded the tax assets in the financial statements which resulted in a recognized tax benefit of $2.6 million valuation allowance release, offset by the $0.8 million current income tax provision.

Non-cash items.

The decrease in non-cash items for the nine-month period ended September 30, 2011, compared to the corresponding nine-month period ended September 30, 2010, was primarily the result of the deferred income tax benefit that resulted from the reversal of the valuation allowance on our deferred tax assets in the second quarter of 2011, offset by the net losses from the joint ventures, an additional layer of stock-based awards and the tax benefits from stock-based awards.

Operating assets and liabilities.

The primary changes in the operating assets and liabilities for the nine-month period ended September30, 2011 related to:

•	amortization of deferred revenue; offset by

•	reimbursement from our landlord for the tenant improvement allowance.

The primary changes in the operating assets and liabilities for the nine-month period ended September 30, 2010 relate to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	a decrease in compensation related liabilities related to accrued bonuses at year-end in 2009 that were paid compared to none accrued in 2010.

Cash flows from investing activities.

The cash flows from investing activities for the nine-month period ended September 30, 2011 and the same period in the prior year related to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process;

•	investments made in joint ventures; and

•	net activity from investing our short- and long-term marketable securities.

Cash flows from financing activities.

The cash flows from financing activities for the nine-month period ended September 30, 2011 related to the increase in purchases of common stock for the following:

•	purchase of common stock from a shareholder in a privately negotiated transaction;

•	purchases of common stock as part of our stock repurchase program;

•	purchases of common stock for the withholding of shares upon the vesting of restricted stock to satisfy tax withholding obligations; offset by

•	the exercise of stock options; and

•	the excess tax benefit from stock-based awards.

The cash flows from financing activities for the nine-month period ended September 30, 2010, were the result of purchases of common stock for the withholding of shares upon vesting of restricted stock to satisfy tax withholding obligations, partially offset by the exercise of stock options.

Future Cash Expectations.

Since the inception of our stock repurchase program in April 2009, through September 30, 2011, our Board of Directors has authorized the repurchase of $5.0 million of our common stock. As of September 30, 2011, we had repurchased 216,244 shares under this program at an aggregate purchase price of $4.7 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

In connection with the IV arrangement, our cash flow has improved, and we believe it will continue to improve, with the:

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

Contractual Obligations

Pursuant to the terms of the joint venture agreements with Nielsen, we are obligated to contribute an aggregate of $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011, of which $0.7 million remained to be contributed as of September 30, 2011.

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 for rent payments totaling $5.3 million.

Our obligations under non-cancelable operating leases for our facilities and various equipment leases totaled $4.2 million as of September 30, 2011, and are payable in monthly installments through August 2016.

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations	$700	$700	$—	$—	$—
Total operating lease obligations	4,230	817	1,701	1,712	—

Total obligations	$4,930	$1,517	$1,701	$1,712	$—

Other than as described above, as of September 30, 2011 there have been no material changes in the contractual obligations disclosed in our 2010 Annual Report.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward- looking statements include but are not limited to statements relating to:

•	concentration of revenues with few customers comprising a large majority of the revenues;

•	trends and expectations in revenue levels;

•

our future level of investment in our business and the joint ventures in which we have invested, including investment in research, development and engineering of products and technology, development of our intellectual property, the acquisition of new customers and development of new market opportunities;

•	our ability to improve margins;

•

anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future, including estimated increases in stock-based compensation expenses through September 2015;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the source of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through;

•

capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item1A of our 2010 Annual Report.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

Verance Corporation, a Digimarc licensee, filed a declaratory judgment action against Digimarc in the United States District Court in Delaware on September 30, 2010, alleging the invalidity and non infringement of 22 patents held by Digimarc. Verance Corp. v. Digimarc Corp., 1:10-cv-00831-UNA. The District Court dismissed Verance’s action. On September 9, 2011 Verance filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

On December 6, 2010, Digimarc filed suit against Verance Corporation in the District of Oregon. Digimarc is seeking payment for breach of contract by Verance related to Verance’s failure to make payments under the licensing agreement between Digimarc and Verance. Digimarc Corp. v. Verance Corp., CV’10-1489 JE. On April 29, 2011, the Magistrate Judge denied Verance’s motion to dismiss or stay the action, and to compel arbitration on April 29, 2011. The case is pending.

Digimarc was named as one of several defendants in a complaint filed by Walker Digital, LLC (“Walker”), in the U.S. District Court for the District of Delaware on April 22, 2011, case number 11-cv-00363-UNA, alleging patent infringement. The case was settled in early October 2011 with a negotiated patent license arrangement between TVaura Mobile LLC and Walker.

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

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5.0 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In both April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for additional one year periods. We have paid $4.7 million to repurchase 216,244 shares of outstanding common stock under this program since the program’s inception and $0.3 million remains available to repurchase common stock under the stock repurchase program.

In addition to the stock repurchase program described above, and the withholding (repurchase) of shares of common stock in connection with the vesting of restricted shares, described below, from time to time we repurchase shares in connection with stock option exercises, to cover exercise price and taxes.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2011:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month 1
July 1, 2011 to July 31, 2011	21,282	$41.01	—	$2.3 million
Month 2
August 1, 2011 to August 31, 2011	3,371	$38.61	43,500	$0.8 million
Month 3
September 1, 2011 to September 30, 2011	4,689	$30.93	20,000	$0.3 million

Total	29,342	$39.13	63,500

(1)	Includes stock option shares and fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2011	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)