Form 10-Q
period 2012-03-31
Digimarc CORP
filed 2012-04-26
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 23, 2012, there were 7,092,690 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share data)

(UNAUDITED)

	March 31, 2012	December 31, 2011(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,547	$3,419
Marketable securities	22,328	22,244
Trade accounts receivable, net	2,470	3,502
Other current assets	1,134	1,306

Total current assets	34,479	30,471
Marketable securities	13,130	7,715
Property and equipment, net	1,400	1,395
Intangibles, net	3,215	2,808
Investments in joint ventures	—	415
Deferred tax assets	1,929	2,634
Other assets, net	272	355

Total assets	$54,425	$45,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,629	$952
Income tax payable	1,018	—
Deferred revenue	2,580	2,660

Total current liabilities	5,227	3,612
Deferred rent and other long-term liabilities	441	464

Total liabilities	5,668	4,076
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (10,000 shares issued and outstanding at March 31, 2012 and December 31, 2011)	50	50
Common stock (7,092,690 and 7,008,031 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	7	7
Additional paid-in capital	36,552	34,511
Retained earnings	12,148	7,149

Total shareholders’ equity	48,757	41,717

Total liabilities and shareholders’ equity	$54,425	$45,793

(1)	Derived from the Company’s December 31, 2011 audited financial statements

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue:
Service	$3,048	$3,069
License and subscription	13,998	6,022

Total revenue	17,046	9,091
Cost of revenue:
Service	1,697	1,584
License and subscription	113	65

Total cost of revenue	1,810	1,649
Gross profit	15,236	7,442
Operating expenses:
Sales and marketing	1,007	1,102
Research, development and engineering	1,998	1,775
General and administrative	2,758	2,847
Intellectual property	319	301

Total operating expenses	6,082	6,025

Operating income	9,154	1,417
Net loss from joint ventures	(1,107)	(537)
Interest income, net	58	58

Income before provision for income taxes	8,105	938
Provision for income taxes	3,106	—

Net income	$4,999	$938

Earnings per share:
Net income per share—basic	$0.74	$0.14
Net income per share—diluted	$0.70	$0.12
Weighted average shares outstanding—basic	6,738	6,864
Weighted average shares outstanding—diluted	7,140	7,505

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in capital	Retained Earnings	Total shareholders’ equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	169,420	—	1,651	—	1,651
Issuance of restricted common stock	—	—	190,180	—	—	—	—
Forfeiture of restricted common stock	—	—	(18,120)	—	—	—	—
Purchase and retirement of common stock	—	—	(776,899)	—	(22,046)	—	(22,046)
Stock-based compensation	—	—	—	—	4,231	—	4,231
Tax benefit from stock-based awards	—	—	—	—	1,066	—	1,066
Net income	—	—	—	—	—	5,656	5,656

BALANCE AT DECEMBER 31, 2011	10,000	$50	7,008,031	$7	$34,511	$7,149	$41,717
Exercise of stock options	—	—	7,500	—	72	—	72
Issuance of restricted common stock	—	—	112,520	—	—	—	—
Forfeiture of restricted common stock	—	—	(3,975)	—	—	—	—
Purchase and retirement of common stock	—	—	(31,386)	—	(799)	—	(799)
Stock-based compensation	—	—	—	—	1,433	—	1,433
Tax benefit from stock-based awards	—	—	—	—	1,335	—	1,335
Net income	—	—	—	—	—	4,999	4,999

BALANCE AT MARCH 31, 2012	10,000	$50	7,092,690	$7	$36,552	$12,148	$48,757

See Notes to Unaudited Financial Statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$4,999	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, property and equipment	143	153
Amortization of intangibles	66	26
Stock-based compensation	1,406	986
Net loss from joint ventures	1,107	537
Deferred income tax expense	711	—
Tax benefit from stock-based awards	1,335	—
Excess tax benefit from stock-based awards	(1,335)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,032	756
Other current assets	166	533
Other assets, net	83	54
Accounts payable and other accrued liabilities	(77)	119
Income tax payable	1,060	—
Deferred revenue	(83)	(239)

Net cash provided by operating activities	10,613	3,863
Cash flows from investing activities:
Purchase of property and equipment	(148)	(165)
Capitalized patent costs	(446)	(129)
Investments in joint ventures	—	(700)
Sale or maturity of marketable securities	22,993	42,234
Purchase of marketable securities	(28,492)	(28,315)

Net cash provided by (used in) investing activities	(6,093)	12,925
Cash flows from financing activities:
Issuance of common stock	72	—
Purchase of common stock	(799)	(15,705)
Excess tax benefit from stock-based awards	1,335	—

Net cash provided by (used in) financing activities	608	(15,705)

Net increase in cash and cash equivalents	5,128	1,083
Cash and cash equivalents at beginning of period	3,419	6,340

Cash and cash equivalents at end of period	$8,547	$7,423

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$27	$11
Investments in joint ventures, net	$692	$—

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

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 24, 2012. The results of operations for the interim periods presented in these financial statements are not necessarily indicative of the results for the full year.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $7,187 and $2,992 at March 31, 2012 and December 31, 2011, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

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

	March 31, 2012	December 31, 2011
Marketable securities, at amortized cost	$40,761	$32,054
Cash equivalents, included above	$5,303	$2,096
Money market funds	$1,884	$896

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

Equity Method Investments

The Company accounts for its joint ventures under the equity method of accounting pursuant to ASC 323 “Investments—Equity Method and Joint Ventures.” Under the equity method, investments are carried at cost, plus or minus the Company’s proportionate share, based on present ownership interests, of: (a) the investee’s profit or loss after the date of acquisition; (b) changes in the Company’s equity that have not been recognized in the investee’s profit or loss; and (c) certain other adjustments. Distributions received from the investee (such as dividends) reduce the carrying amount of the investment.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through March 31, 2012, there have been no material impairment losses.

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

Patent Costs

Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs, also referred to as patent prosecution costs, include internal legal labor, professional legal fees, government filing fees and translation fees related to obtaining the Company’s patent portfolio.

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

For stock option awards the Company uses the Black-Scholes option pricing model as its method of valuation for stock-based awards. The Company’s determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

•

License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is probable. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

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

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through licensing of intellectual property, subscriptions to various products and services, and the delivery of services pursuant to contracts with various customers. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel.

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Domestic	$13,571	$6,070
International	3,475	3,021

Total	$17,046	$9,091

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Verance Corporation (“Verance”)	52%	13%
Intellectual Ventures (“IV”)	19%	33%
Central Banks	16%	26%
The Nielsen Company (“Nielsen”)	*	11%

*	Less than 10%

On January 30, 2012, the Company and Verance, a longtime cash based revenue customer, settled all disputes regarding breach of contract and patent infringement claims. In connection with the resolution of these matters, Verance paid the Company $8,852 for amounts due to Digimarc through December 31, 2011 and all claims between the parties were dismissed. Revenue from this payment was recorded in the quarter ending March 31, 2012.

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. No grants of awards were made in 2012. For 2011, for employee grants, the Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over three to four years for employee grants and one to two years for director grants, and have contractual terms of ten years.

Expected Volatility. No grants of awards were made in 2012. For 2011, for employee grants, the Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on an interest rate on a Treasury bond with a maturity commensurate with each expected life estimate.

Expected Dividend Yield. The Company has never paid any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

A summary of the weighted average assumptions and results for options granted are as follows:

2011
Expected life (in years)	5.28 – 5.75
Expected volatility	42% - 44%
Risk-free interest rate	1.0% - 2.0%
Expected dividend yield	0%

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Fair value of stock options granted	$—	$954

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

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually three to four years for employees and one year for directors, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Stock-based Compensation

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Stock-based compensation:
Cost of revenue	$184	$110
Sales and marketing	96	85
Research, development and engineering	185	158
General and administrative	834	585
Intellectual property	57	48

Stock-based compensation expense	1,356	986
Capitalized to patent costs	27	11

Total stock-based compensation	$1,383	$997

At March 31, 2012, the Company had 10,000 shares of Series A redeemable nonvoting preferred stock, non-vested options to purchase 380,716 shares of common stock and 356,150 shares of restricted stock outstanding.

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of March 31, 2012	As of December 31, 2011
Unrecognized compensation costs	$10,660	$9,463

Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period through March 2016:

	Stock Options	Restricted Stock
Weighted average period	1.06 years	1.88 years

Stock Option Activity

As of March 31, 2012, under all of the Company’s stock-based compensation plans, options to purchase 753,627 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended March 31, 2012:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,028,238	$14.23	$7.61
Options granted	—	—	—
Options exercised	(7,500)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at March 31, 2012	1,020,738	$14.27	$7.62	$14,112

Exercisable at March 31, 2012	640,022	$11.55		$10,536

Unvested at March 31, 2012	380,716	$18.84		$3,576

The aggregate intrinsic value is based on the closing price of $27.94 per share of Digimarc common stock on March 31, 2012, which would have been received by the optionees had all of the options with exercise prices less than $27.94 per share been exercised on that date.

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64 - $9.91	672,822	6.60	$9.65	522,034	6.61	$9.66
$14.99 - $18.01	132,916	7.83	$15.67	82,501	7.88	$16.09
$24.35 - 30.01	215,000	9.32	$27.84	35,487	9.09	$28.86

$9.64 - $30.01	1,020,738	7.34	$14.27	640,022	6.91	$11.55

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2012:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2011	296,710	$21.90
Granted	112,520	$24.03
Vested	(49,105)	$24.23
Canceled	(3,975)	$18.32

Unvested balance, March 31, 2012	356,150	$21.96

6. Net Income Per Share

Net income per share is calculated in accordance with ASC 260 “Earnings Per Share,” which provides that basic and diluted net income per share for all periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$4,999	6,738	$0.74	$938	6,864	$0.14

Effect of Dilutive Securities
Options		46			370
Restricted stock		356			271

Diluted EPS
Income available to common shareholders	$4,999	7,140	$0.70	$938	7,505	$0.12

There were 75,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per share calculations for the three-months ended March, 31, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

There were no common stock equivalents related to stock options that were anti-dilutive for the three-months ended March, 31, 2011 because their exercise prices were lower than the average market price of the underlying common stock for the period.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31, 2012	December 31, 2011
Trade accounts receivable	$2,470	$3,502
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,470	$3,502

Unpaid deferred revenues included in accounts receivable	$1,087	$2,084

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

Major customers

Customers who accounted for more than 10% of accounts receivable, net are as follows:

	March 31, 2012	December 31, 2011
Nielsen	40%	29%
Central Banks	34%	45%
Civolution	15%	14%

8. Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life or the lease term.

	March 31, 2012	December 31, 2011
Office furniture fixtures	$410	$410
Equipment	2,013	1,872
Leasehold improvements	1,048	1,041

	3,471	3,323
Less accumulated depreciation and amortization	(2,071)	(1,928)

	$1,400	$1,395

9. Intangible Assets—Purchased and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	March 31, 2012	December 31, 2011
Gross intangible assets	$3,521	$3,048
Accumulated amortization	(306)	(240)

Intangible assets, net	$3,215	$2,808

10. Joint Venture and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the quarter’s operations and associated with these changes as of March 31, 2012, including severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. The Company anticipates its share of funding both the first quarter’s operating expenses as well as these suspension related costs will be a net payment of $700, comprised of approximately $800 to be contributed to TVaura Mobile LLC, offset by approximately $100 of remaining cash from TVaura LLC to be returned to Digimarc.

The investment in joint ventures account balances have been reduced to zero, resulting in an immaterial net gain.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company as the minority shareholder has substantive participating rights, or veto rights, such that no shareholder has majority control.

Related Party Transactions

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
TVaura LLC:
Capital contributions	$—	$400
Revenue(1)	$—	$691
TVaura Mobile LLC:
Capital contributions	$—	$300
Revenue(1)	$272	$—
Total:
Capital contributions	$—	$700
Revenue(1)	$272	$691

(1)	Technical and development services

At March 31, 2012, the Company accrued $692, net in accounts payable and other accrued liabilities of additional capital contributions to the joint ventures.

	March 31, 2012	December 31, 2011
TVaura LLC:
Accounts receivable	$1	$164
TVaura Mobile LLC:
Accounts receivable	$38	$—

Summarized financial data for TVaura LLC:

	March 31, 2012	December 31, 2011
Current assets	$208	$402
Noncurrent assets	$—	$22
Current liabilities	$5	$169
Noncurrent liabilities	$—	$—

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$52	$717
Net loss from continuing operations	$(52)	$(716)

The Company’s pro-rata share—net loss	$(27)	$(365)
The Company’s gain on investment	$70	$—

Summarized financial data for TVaura Mobile LLC:

	March 31, 2012	December 31, 2011
Current assets	$198	$1,308
Noncurrent assets	$—	$—
Current liabilities	$1,822	$720
Noncurrent liabilities	$—	$—

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$2,245	$350
Net loss from continuing operations	$(2,245)	$(350)

The Company’s pro-rata share—net loss	$(1,100)	$(172)
The Company’s loss on investment	$(50)	$—

11. Income Taxes

The provision for income taxes for the period ended March 31, 2012, reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended March 31, 2012 was 38.3%. The valuation allowance against net deferred tax assets as of March 31, 2012, is $0.

The effective tax rate for the period ended March 31, 2012 differs from the effective rate for the period ended March 31, 2011, primarily due to the release of the valuation allowance on net deferred tax assets during the quarter ended June 30, 2011. During the quarter ended June 30, 2011, the Company concluded, based on projections of future income, that it was more likely than not that the Company’s deferred tax assets would be realized.

There was no provision for the period ended March 31, 2011 because the computation of regular current taxable income was fully offset by available net operating loss carry-forwards and tax credits for which a full valuation allowance had been provided.

12. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. No such proceedings are currently pending.

13. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Private transaction	—	552,536
Repurchase program	7,607	16,873
Exercise of stock options	2,389	—
Tax withholding obligations on stock options	1,851	—
Tax withholding obligations on restricted shares	19,539	10,876

Total	31,386	580,285

Value of common stock shares repurchased:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Private transaction	$—	$14,927
Repurchase program	198	455
Exercise of stock options	72	—
Tax withholding obligations on stock options	56	—
Tax withholding obligations on restricted shares	473	322

Total	$799	$15,704

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

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of our common stock through either periodic open-market or private transactions at then prevailing market prices through April 30, 2010. In April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for one year periods. In November 2011, the Board of Directors approved an additional $5,000 for a one year period. As of March 31, 2012, the Company had repurchased 223,851 shares under this program at an aggregate purchase price of $4,858.

As part of the Company’s 2008 Stock Incentive Plan, stock options are granted to certain employees and restricted stock shares are awarded to certain employees.

Pursuant to the terms of the stock option grants, the Company purchased a number of whole shares of common stock having a fair market value (as determined as of the date of exercise) equal to the amount of the total value of the aggregate exercise price of the options exercised. In addition, the Company withheld (purchased) from shares issued upon exercise of the stock options a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the exercise of such options.

Pursuant to the terms of the restricted stock award agreement, the Company withheld (purchased) from fully vested shares of common stock otherwise deliverable to the employee, a number of whole shares of common stock having a fair market value (as determined as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares.

14. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company has evaluated subsequent events.

On April 26, 2012, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 25, 2012 to shareholders of record on May 11, 2012.

15. Quarterly Financial Information—

Quarter ended:	March 31
2012
Service revenue	$3,048
License and subscription revenue	13,998

Total revenue	17,046
Total cost of revenue	1,810
Gross profit	15,236
Gross profit percent, service revenue	44%
Gross profit percent, license and subscription revenue	99%
Gross profit percent, total	89%
Sales and marketing	1,007
Research, development and engineering	1,998
General and administrative	2,758
Intellectual property	319
Operating income	9,154
Net income	4,999
Earnings per share:
Net income per share—basic	$0.74
Net income per share—diluted	$0.70
Weighted average shares outstanding—basic	6,738
Weighted average shares outstanding—diluted	7,140

Quarter ended:	March 31	June 30	September 30	December 31
2011
Service revenue	$3,069	$3,165	$3,108	$3,053
License and subscription revenue	6,022	6,308	5,442	5,872

Total revenue	9,091	9,473	8,550	8,925
Total cost of revenue	1,649	1,690	1,742	1,856
Gross profit	7,442	7,783	6,808	7,069
Gross profit percent, service revenue	48%	49%	46%	42%
Gross profit percent, license and subscription revenue	99%	99%	99%	99%
Gross profit percent, total	82%	82%	80%	79%
Sales and marketing	$1,102	$1,017	$1,166	$1,051
Research, development and engineering	1,775	1,884	1,958	1,710
General and administrative	2,847	2,270	2,000	2,839
Intellectual property	301	266	259	268
Operating income	1,417	2,346	1,425	1,201
Net income	938	3,626	639	453
Earnings per share:
Net income per share—basic	$0.14	$0.54	$0.10	$0.07
Net income per share—diluted	$0.12	$0.50	$0.09	$0.06
Weighted average shares outstanding—basic	6,864	6,696	6,706	6,699
Weighted average shares outstanding—diluted	7,505	7,245	7,344	7,279

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 24, 2012 (the “2011 Annual Report”) and in the audited financial statements and related notes included in our 2011 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands, unless otherwise noted.

Digimarc Discover is a registered trademark of Digimarc Corporation. This Quarterly Report on Form 10-Q also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We provide solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences. Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,200 granted and pending U.S. and foreign filings as of March 31, 2012. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

For a discussion of activities and costs related to our research and development, please read the sections titled “Research, development and engineering” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2011 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2012 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue:
Service	18%	34%
License and subscription	82	66

Total revenue	100	100
Cost of revenue:
Service	10	17
License and subscription	1	1

Total cost of revenue	11	18
Gross profit	89	82
Operating expenses:
Sales and marketing	6	12
Research, development and engineering	12	20
General and administrative	16	32
Intellectual property	2	3

Total operating expenses	36	67

Operating income	53	15

Net loss from joint ventures	(6)	(6)
Interest income, net	—	1

Income before provision for income taxes	47	10
Provision for income taxes	(18)	—

Net income	29%	10%

Summary

In 2012, we continue to invest in our growth initiatives, including Digimarc Discover and the second wave of patent inventions, centered on our vision of enhancing computers, networks and other digital devices to see, hear, understand and respond to their surroundings.

Total revenue for the three-month period in 2012 increased 88% to $17.0 million compared to the same period in 2011 primarily as a result of the payment from Verance Corporation (“Verance”), a cash basis customer, for royalties through the fourth quarter of 2011 received in connection with the resolution of our litigation with Verance. See Part II, Item 1 of this Quarterly Report on Form 10-Q. Legal expenses, on the other hand, decreased for the three-month period because the Verance litigation was resolved.

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the quarter’s operations and associated with these changes as of March 31, 2012, including severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. The Company anticipates its share of funding both the first quarter’s operating expenses as well as these suspension related costs will be a net payment of $700, comprised of approximately $800 to be contributed to TVaura Mobile LLC, offset by approximately $100 of remaining cash from TVaura LLC to be returned to Digimarc.

Revenue

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,048	$3,069	$(21)	(1)%
License and subscription	13,998	6,022	7,976	132%

Total	$17,046	$9,091	$7,955	88%

Revenue (as % of total revenue):
Service	18%	34%
License and subscription	82%	66%

Total	100%	100%

We derive our revenue primarily from:

1)	development services provided to government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, the joint ventures with Nielsen, government agencies and Intellectual Ventures (“IV”). The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agencies, other than the Central Banks, are generally shorter term in nature, are less linear in billings and less predictable than our longer term contracts because the contracts with government agencies, other than the Central Banks, are subject to government budgets and funding.

The decrease in service revenue for the three-month period was due primarily to lower activity in the joint venture, including the suspension of operations, offset by increased program work from the Central Banks.

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

The increase in license and subscription revenue for the three-month period was due primarily from the payment from Verance for royalties through the fourth quarter of 2011.

Revenue by Geography

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$13,571	$6,070	$7,501	124%
International	3,475	3,021	454	15%

Total	$17,046	$9,091	$7,955	88%

Revenue (as % of total revenue):
Domestic	80%	67%
International	20%	33%

Total	100%	100%

The increase in domestic revenue for the three-month period was due primarily to the payment from Verance.

The increase in international revenue for the three-month period was due primarily to increased program work from the Central Banks.

We anticipate revenue growth for 2012, compared to 2011, from our existing customers and from new customers as we continue to expand the marketing and monetization of our intellectual property portfolio.

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

Changes in cost of revenue generally correspond with the fluctuation in revenues. The components of the costs of the varied revenue sources can affect gross profit as explained below.

Gross Profit

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,351	$1,485	$(134)	(9)%
License and subscription	13,885	5,957	7,928	133%

Total	$15,236	$7,442	$7,794	105%

Gross Profit (as % of related revenue components):
Service	44%	48%
License and subscription	99%	99%
Total	89%	82%

The increase in gross profit for the three-month period was due primarily to the payment from Verance.

The increase in gross profit as a percentage of revenue for the three-month period was due primarily to changes in revenue mix resulting in higher license revenue which carries a higher margin than service revenue, as a percent of total revenue. The decrease in service gross profit as a percentage of revenue for the three-month period resulted from changes in services cost mix from our various contracts.

Operating Expenses

Sales and marketing

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Decrease	Percent Decrease
Sales and marketing	$1,007	$1,102	$95	9%
Sales and marketing (as % of total revenue)	6%	12%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

Sales and marketing expenses remained relatively consistent for the three-month period.

We anticipate that we will continue to incur sales and marketing costs similar to existing levels to support ongoing sales and marketing initiatives.

Research, development and engineering

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase	Percent Increase
Research, development and engineering	$1,998	$1,775	$223	13%
Research, development and engineering (as % of total revenue)	12%	20%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	research in fingerprinting and other content identification technologies.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	mobile platform creation to leverage device specific capabilities (e.g. instruction sets and Graphics Processing Units (“GPUs”)).

•	Product Development:

•	creation of Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	implementation of web-hosted image watermark embedder in support of Digimarc Discover platform; and

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

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

The increases in research, development and engineering expense for the three-month period resulted primarily from increased headcount and compensation-related expenses of $0.3 million from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels to support our ongoing research and product initiatives.

General and administrative

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Decrease	Percent Decrease
General and administrative	$2,758	$2,848	$89	3%
General and administrative (as % of total revenue)	16%	32%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in costs of services, sales and marketing, research, development and engineering and intellectual property.

General and administrative expenses consist primarily of:

•	compensation, benefits and related costs;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decreases in general and administrative expenses for the three-month period resulted primarily from:

•	decreased legal fees of $0.2 million related to the litigation matter with Verance;

•	decreased accounting fees of $0.2 million related to the transition to our new auditors; offset by

•	increased compensation-related expenses of $0.3 million primarily related to an additional layer of stock-based awards.

We anticipate that we will continue to incur general and administrative expenses at existing or lower levels in the near term, particularly lower legal fees as a result of our settlement with Verance, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase	Percent Increase
Intellectual property	$319	$301	$18	6%
Intellectual property (as % of total revenue)	2%	3%

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

Intellectual property expenses remained relatively consistent for the three-month period.

We anticipate that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase	Percent Increase
Cost of revenue	$184	$110	$74	67%
Sales and marketing	96	85	11	13%
Research, development and engineering	185	158	27	17%
General and administrative	834	585	249	43%
Intellectual property	57	48	9	19%

Total	$1,356	$986	$370	38%

The increases in stock-based compensation expense for the three-month period was primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $10,660 in stock-based compensation expense through March 2016 for awards outstanding as of March 31, 2012.

Net loss from joint ventures

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase	Percent Increase
Net loss from joint ventures	$(1,107)	$(537)	$570	106%
Net loss from joint ventures (as % of total revenue)	(6)%	(6)%

The increases in the net loss from joint ventures for the three-month period resulted primarily from lower activity and accrued expenses, including severance costs for joint venture employees, in connection with suspending operations of the joint ventures.

Interest income, net

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar	Percent
Interest income, net	58	58	—	—%
Interest income, net (as % of total revenue)	*	1%

* Less than 1%

Interest income, net remained relatively consistent for the three-month period.

Provision for Income Taxes.

The provision for income taxes for the period ended March 31, 2012 reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended March 31, 2012 was 38.3%.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of March 31, 2012, we concluded that it is more likely than not that net deferred tax assets will be utilized. Consequently, a valuation allowance has not been recorded to offset net deferred tax assets.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
Working capital	$29,252	$26,859
Current (liquidity) ratio(1)	6.6:1	8.4:1
Cash, cash equivalents and short-term marketable securities	$30,875	$25,663
Long-term marketable securities	$13,130	$7,715
Total cash, cash equivalents and all marketable securities	$44,005	$33,378

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $10.6 million increase in cash, cash equivalents and all marketable securities resulted primarily from:

•	improved operating results, driven primarily from the payment from Verance; offset by

•	investments in our business for both capital and intellectual property initiatives; and

•	purchases of common stock related to the vesting of restricted stock and repurchases made under our stock repurchase program.

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

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government and U. S. federal agencies, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, for example, financial or energy industries, at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount of fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us.

Operating Cash Flow. The components of operating cash flows were:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase	Percent Increase
Net income	$4,999	$938	$4,061	433%
Non-cash items	3,433	1,702	1,731	102%
Changes in operating assets and liabilities	2,181	1,223	958	78%

Net cash provided by operating activities	$10,613	$3,863	$6,750	175%

Net income

The increase in operating results for the three-month period was primarily due to the cash payment received from Verance, offset by higher compensation-related expenses due to higher head count, an additional layer of stock-based awards and higher income taxes.

Non-cash items

The increase in non-cash items for the three-month period was primarily the result of net losses from the joint ventures, an additional layer of stock-based awards and deferred income tax expense.

Operating assets and liabilities

The primary changes in the operating assets and liabilities for the three-month period related to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	provision accrual for income taxes payable.

The primary changes in the operating assets and liabilities for the prior year period relate to:

•	collection of advanced billings, as provided in our contracts with customers; and

•	reimbursement from our landlord for the tenant improvement allowance.

Cash flows from investing activities

The cash flows from investing activities for the three-month period and the same period in the prior year related to:

•	investments made in property and equipment, primarily in our information technology area for computer systems and related equipment used to operate our business;

•	investments made in the patent application and granting process;

•	investments made in joint ventures; and

•	net activity from investing our short- and long-term marketable securities.

Cash flows from financing activities

The cash flows from financing activities for the three-month period related to the increase in purchases of common stock for the following:

•	purchases of common stock as part of our stock repurchase program;

•	purchases of common stock for the withholding of shares upon the vesting of restricted stock to satisfy tax withholding obligations; and

•	the excess tax benefit from stock-based awards.

The cash flows from financing activities for the same period in the prior year related to the increase in purchases of common stock for the following:

•	purchase of common stock from a shareholder in a privately negotiated transaction;

•	purchases of common stock as part of our stock repurchase program; and

•	purchases of common stock for the withholding of shares upon the vesting of restricted stock to satisfy tax withholding obligations.

Commitments and contingencies

Pursuant to the terms of the joint venture agreements with Nielsen, we were obligated to contribute an aggregate of $6.7 million to the joint ventures payable in quarterly installments from July 2009 through October 2011. Upon mutual agreement, the October 2011 payment of $0.7 million was delayed to 2012. In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the quarter’s operations and associated with these changes as of March 31, 2012, including severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. The Company anticipates its share of funding both the first quarter’s operating expenses as well as these suspension related costs will be a net payment of $700, comprised of approximately $800 to be contributed to TVaura Mobile LLC, offset by approximately $100 of remaining cash from TVaura LLC to be returned to Digimarc.

In May 2010, we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 with rent payments totaling $5.3 million.

Our obligations under non-cancelable operating leases for our facilities and various equipment leases, which totaled $3.8 million as of March 31, 2012, are payable in monthly installments through August 2016.

Future Cash Expectations.

In connection with the settlement, renewal and extension agreement with Verance described in Part II, Item 1, Legal Proceedings, we anticipate our cash flow will be higher in 2012 compared to 2011 as a result of payments of royalties based on Verance revenues.

In connection with our IV arrangement, we anticipate our cash flow will slightly improve as a result of:

1)	payment of the license issue fee in increasing quarterly installments over two years,

2)	consulting fees payable over two years, and

3)	additional cost savings because IV has assumed the prosecution and maintenance costs related to the patents and patent applications that were licensed to IV that were previously borne by us.

Since the inception of our stock repurchase program in April 2009, through March 31, 2012, our Board of Directors has authorized the repurchase of $10.0 million of our common stock. As of March 31, 2012, we had repurchased 223,851 shares under this program at an aggregate purchase price of $4,858. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

On April 26, 2012, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 25, 2012 to shareholders of record on May 11, 2012. The amount of the quarterly dividend payment is expected to be approximately $781.

We may use cash resources to pay future dividends, fund acquisitions or make investments in complementary businesses, technologies or product lines. We do not believe at this time that our long-term working capital and capital expenditures would require us to seek financing to remedy any potential deficiencies. In order to take advantage of opportunities, however, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. If it were necessary to obtain additional financing or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total joint venture obligations, net	$692	$692	$—	$—	$—
Total operating lease obligations	3,827	832	1,719	1,276	—

Total obligations	$4,519	$1,524	$1,719	$1,276	$—

Other than as described above, as of March 31, 2012 there have been no material changes in the contractual obligations disclosed in our 2011 Annual Report.

Off-Balance Sheet Arrangements

Other than the contractual obligations noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

•

anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future, including estimated increases in stock-based compensation expenses through March 2016;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contractual arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the source of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

•

capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item1A of our 2011 Annual Report.

We believe that the risk factors contained in Part I, Item 1A of our 2011 Annual Report could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2011 Annual Report have not changed materially.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2012, Digimarc and Verance entered into mediation, sponsored by the Federal Circuit in Washington, D.C. The mediation resulted in a resolution, on January 31, 2012, of all disputes between the parties, including dismissal of all actions and appeals, a payment of $8,000 by Verance for amounts due through the third quarter of 2011, a payment of approximately $852 for fourth quarter 2011 royalties, entry by the parties into a three year settlement, renewal and extension agreement with blended royalty rates for unified fields of use, and a grant to Verance of nine annual renewal options.

Item 1A.	Risk Factors

Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2011 Annual Report. As of March 31, 2012, there have been no material changes to the risk factors set forth in our 2011 Annual Report.

Our business, financial condition, results of operations and cash flows may be affected by a number of factors, including the factors set forth in our 2011 Annual Report. The risks and uncertainties described in our 2011 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2009, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5.0 million in shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices through April 30, 2010. In April 2010 and April 2011, the Board of Directors approved an extension of the stock repurchase program for additional one year periods. In November 2011, the Board of Directors approved an additional $5.0 million for a one year period. As of March 31, 2012, the Company had repurchased 223,851 shares under this program at an aggregate purchase price of $4,858.

In addition to the stock repurchase program described above, and the withholding (repurchase) of shares of common stock in connection with the vesting of restricted shares, described below, from time to time, we repurchase shares in connection with stock option exercises, to cover exercise price and taxes. For the three-month period ended March 31, 2012, the Company repurchased 2,389 shares in connection with stock option exercises at an aggregate purchase price of $72.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2012:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
January 1, 2012 to January 31, 2012	18,213	$23.95	—	$5.3 million
Month 2
February 1, 2012 to February 28,2012	1,851	$30.27	—	$5.3 million
Month 3
March 1, 2012 to March 31, 2012	1,326	$28.14	7,607	$5.1 million

Total	21,390	$24.75	7,607

(1)	Includes stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 5.	Other Information.

On March 8, 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. A member of each company was chosen to create and implement a plan to reduce investment, scale down the operations of the ventures, transition or terminate employees and recommend an optimal manner to suspend the operations of the ventures.

On April 23, 2012, Digimarc and Nielsen approved the plan submitted by their representatives, suspended the operations of the joint ventures and authorized the return of the remaining cash of TVaura LLC to the members, agreed to the accounting of final expenses for the joint ventures, and authorized the payment of the remaining liabilities of TVaura Mobile LLC. Digimarc expects these actions to be completed by April 30, 2012. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the quarter’s operations and associated with these changes as of March 31, 2012, including severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. The Company anticipates its share of funding both the first quarter’s operating expenses as well as these suspension related costs will be a net payment of $700, comprised of approximately $800 to be contributed to TVaura Mobile LLC, offset by approximately $100 of remaining cash from TVaura LLC to be returned to Digimarc.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2012	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)