Form 10-Q
period 2012-06-30
Digimarc CORP
filed 2012-07-31
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, there were 7,125,065 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,473	$3,419
Marketable securities	26,525	22,244
Trade accounts receivable, net	2,543	3,502
Other current assets	1,162	1,306

Total current assets	37,703	30,471
Marketable securities	9,522	7,715
Property and equipment, net	1,357	1,395
Intangible assets, net	3,361	2,808
Investments in joint ventures	—	415
Deferred tax assets	2,229	2,634
Other assets, net	214	355

Total assets	$54,386	$45,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$651	$952
Income taxes payable	1,014	—
Deferred revenue	2,338	2,660

Total current liabilities	4,003	3,612
Deferred rent and other long-term liabilities	419	464

Total liabilities	4,422	4,076
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at June 30, 2012 and December 31, 2011)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,108,372 and 7,008,031 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	7	7
Additional paid-in capital	37,322	34,511
Retained earnings	12,585	7,149

Total shareholders’ equity	49,964	41,717

Total liabilities and shareholders’ equity	$54,386	$45,793

The accompanying notes are an integral part of these unaudited financial statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue:
Service	$2,609	$3,165	$5,657	$6,234
License and subscription	6,503	6,308	20,501	12,330

Total revenue	9,112	9,473	26,158	18,564
Cost of revenue:
Service	1,485	1,614	3,182	3,198
License and subscription	98	76	211	141

Total cost of revenue	1,583	1,690	3,393	3,339
Gross profit	7,529	7,783	22,765	15,225
Operating expenses:
Sales and marketing	970	1,017	1,977	2,119
Research, development and engineering	2,146	1,884	4,144	3,659
General and administrative	2,191	2,270	4,949	5,117
Intellectual property	291	266	610	567

Total operating expenses	5,598	5,437	11,680	11,462

Operating income	1,931	2,346	11,085	3,763
Net loss from joint ventures	—	(698)	(1,107)	(1,235)
Interest income, net	33	48	91	106

Income before provision for income taxes	1,964	1,696	10,069	2,634
(Provision) benefit for income taxes	(748)	1,930	(3,854)	1,930

Net income	$1,216	$3,626	$6,215	$4,564

Earnings per common share:
Net income per common share—basic	$0.17	$0.54	$0.88	$0.67
Net income per common share—diluted	$0.17	$0.50	$0.84	$0.62
Weighted average common shares outstanding—basic	6,737	6,696	6,738	6,780
Weighted average common shares outstanding—diluted	6,993	7,245	6,999	7,381

The accompanying notes are an integral part of these unaudited financial statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	74,168	—	733	—	733
Issuance of restricted common stock	—	—	114,180	—	—	—	—
Forfeiture of restricted common stock	—	—	(395)	—	—	—	—
Purchase and retirement of common stock	—	—	(646,480)	—	(17,647)	—	(17,647)
Stock-based compensation	—	—	—	—	2,007	—	2,007
Tax benefit from stock-based awards	—	—	—	—	501	—	501
Net income	—	—	—	—	—	4,564	4,564

BALANCE AT JUNE 30, 2011	10,000	$50	6,984,923	$7	$35,203	$6,057	$41,317

BALANCE AT DECEMBER 31, 2011	10,000	$50	7,008,031	$7	$34,511	$7,149	$41,717
Exercise of stock options	—	—	62,500	—	603	—	603
Issuance of restricted common stock	—	—	129,220	—	—	—	—
Forfeiture of restricted common stock	—	—	(6,360)	—	—	—	—
Purchase and retirement of common stock	—	—	(85,019)	—	(2,187)	—	(2,187)
Stock-based compensation	—	—	—	—	2,857	—	2,857
Tax benefit from stock-based awards	—	—	—	—	1,538	—	1,538
Net income	—	—	—	—	—	6,215	6,215
Cash dividends declared	—	—	—	—	—	(779)	(779)

BALANCE AT JUNE 30, 2012	10,000	$50	7,108,372	$7	$37,322	$12,585	$49,964

The accompanying notes are an integral part of these unaudited financial statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income	$6,215	$4,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	292	309
Amortization of intangibles	119	54
Stock-based compensation	2,807	1,981
Net loss from joint ventures	1,107	1,235
Deferred income tax expense (benefit)	62	(2,433)
Tax benefit from stock-based awards	1,893	501
Excess tax benefit from stock-based awards	(1,538)	(501)
Changes in operating assets and liabilities:
Trade accounts receivable, net	959	635
Other current assets	132	296
Other assets, net	141	4
Accounts payable and other accrued liabilities	(341)	(45)
Income taxes payable	1,014	—
Deferred revenue	(327)	(412)

Net cash provided by operating activities	12,535	6,188
Cash flows from investing activities:
Purchase of property and equipment	(254)	(357)
Capitalized patent costs	(622)	(293)
Investments in joint ventures, net	(692)	(1,400)
Sale or maturity of marketable securities	69,136	53,768
Purchase of marketable securities	(75,224)	(43,123)

Net cash (used in) provided by investing activities	(7,656)	8,595
Cash flows from financing activities:
Issuance of common stock	603	733
Purchase of common stock	(2,187)	(17,647)
Cash dividends paid	(779)	—
Excess tax benefit from stock-based awards	1,538	501

Net cash used in financing activities	(825)	(16,413)

Net increase (decrease) in cash and cash equivalents	4,054	(1,630)
Cash and cash equivalents at beginning of period	3,419	6,340

Cash and cash equivalents at end of period	$7,473	$4,710

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$842	$—
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$50	$26

The accompanying notes are an integral part of these unaudited financial statements.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 24, 2012. The results of operations for the interim periods presented in these financial statements are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term license and service contracts, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs, stock-based compensation and income taxes. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and investments in government bonds totaling $6,868 and $2,992 at June 30, 2012 and December 31, 2011, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year to be short-term marketable securities. Both short- and long-term marketable securities primarily include federal agency notes, corporate notes, and commercial paper. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

A decline in the market value of any security below amortized cost that is deemed to be other-than-temporary results in a reduction in the carrying amount. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by the Company.

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

The Company’s fair value hierarchy for its financial assets as of June 30, 2012 and December 31, 2011 was as follows:

June 30, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$551	$—	$—	$551
Certificates of deposits	—	736	—	736
US Treasuries	—	518	—	518
Federal agency notes	—	9,241	—	9,241
Pre-refunded and other municipals	—	3,279	—	3,279
Corporate notes	—	16,742	—	16,742
Commercial paper	—	11,848	—	11,848
Total	$551	$42,364	$—	$42,915

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$896	$—	$—	$896
Certificates of deposits	—	736	—	736
US Treasuries	—	718	—	718
Federal agency notes	—	7,942	—	7,942
Pre-refunded and other municipals	—	2,800	—	2,800
Corporate notes	—	16,459	—	16,459
Commercial paper	—	3,400	—	3,400
Total	$896	$32,055	$—	$32,951

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis. Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. Government and U.S. federal agencies, which have no limits, at the time of purchase. The Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of its cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries, at the time of purchase. As a result, Digimarc’s credit risk associated with cash and cash equivalents and marketable securities is believed to be minimal.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets, including definite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through June 30, 2012, there have been no significant impairment losses.

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

For stock option awards the Company uses the Black-Scholes option pricing model as its method of valuation. The Company’s determination of the fair value on the date of grant is affected by its stock price as well as assumptions regarding a number of highly subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award and the expected dividend yield. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized.

The Company is subject to federal and state income taxes within the United States and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We report a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

2. Recent Accounting Pronouncements

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

•

License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives royalties as its income stream. Subscription revenue, which includes the sale of web-based subscriptions related to various software products, is generally recurring in nature.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is probable.

Some customer arrangements encompass multiple deliverables, such as patent license, professional services, software subscriptions, and maintenance fees. For arrangements that include multiple deliverables, the Company identifies separate units of accounting at inception based on the consensus reached under ASC 605-25 “Multiple-Element Arrangements,” which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting using the relative selling price method.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Domestic	$5,522	$6,030	$19,093	$12,100
International	3,590	3,443	7,065	6,464

Total	$9,112	$9,473	$26,158	$18,564

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Intellectual Ventures	35%	32%	25%	32%
Central Banks	30%	25%	21%	26%
Verance Corporation (“Verance”)	12%	11%	38%	12%
The Nielsen Company (“Nielsen”)	11%	11%	*	11%

*	Less than 10%

On January 30, 2012, the Company and Verance, a longtime cash-basis customer, settled all disputes regarding breach of contract and patent infringement claims. In connection with the resolution of these matters, Verance paid the Company $8,852 for amounts due to Digimarc through December 31, 2011 and all claims between the parties were dismissed. Revenue from this payment was recorded in the quarter ended March 31, 2012.

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

The Series A Preferred is redeemable based on the stated fair value of $5.00 per share. The Series A Preferred has no dividend rights and no rights to the undistributed earnings of the Company.

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

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current US Treasury yields for bonds with a maturity commensurate with the estimated expected life of the award.

Expected Dividend Yield. The expected dividend yield used is derived using a formula which uses the expected Company annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.

A summary of the weighted average assumptions and results for options granted are as follows:

2011
Expected life (in years)	5.28 – 5.75
Expected volatility	42% – 44%
Risk-free interest rate	1.0% – 2.0%
Expected dividend yield	0%

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Fair value of stock options granted	$—	$—	$—	$954

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

Stock-based Compensation

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Stock-based compensation:
Cost of revenue	$154	$178	$338	$288
Sales and marketing	137	76	233	161
Research, development and engineering	212	108	397	266
General and administrative	830	586	1,664	1,171
Intellectual property	68	47	125	95

Stock-based compensation expense	1,401	995	2,757	1,981
Capitalized to patent costs	23	15	50	26

Total stock-based compensation	$1,424	$1,010	$2,807	$2,007

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of June 30, 2012	As of December 31, 2011
Unrecognized compensation costs	$9,613	$9,463

Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period through June 2016:

	Stock Options	Restricted Stock
Weighted average period	1.05 years	1.68 years

Stock Option Activity

As of June 30, 2012, under all of the Company’s stock-based compensation plans, options to purchase 773,005 shares were available for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended June 30, 2012:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,020,738	$14.27	$7.62
Options granted	—	—	—
Options exercised	(55,000)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at June 30, 2012	965,738	$14.53	$7.70	$11,269

Six-months ended June 30, 2012:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,028,238	$14.23	$7.61
Options granted	—	—	—
Options exercised	(62,500)	$9.64	$6.30

Six-months ended June 30, 2012:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Options canceled or expired	—	—	—

Outstanding at June 30, 2012	965,738	$14.53	$7.70	$11,269

Exercisable at June 30, 2012	672,043	$11.93		$9,379
Unvested at June 30, 2012	293,695	$20.47		$1,890

The aggregate intrinsic value is based on the closing price of $25.66 per share of Digimarc common stock on June 30, 2012, which would have been received by the optionees had all of the options with exercise prices less than $25.66 per share been exercised on that date. The following table summarizes information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.64 - $9.91	617,822	6.36	$9.65	531,659	6.37	$9.65
$14.99 - $18.01	132,916	7.58	$15.67	89,376	7.62	$16.00
$24.35 - 30.01	215,000	9.08	$27.84	51,008	8.93	$28.54

$9.64 - $30.01	965,738	7.14	$14.53	672,043	6.73	$11.93

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2012:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, March 31, 2012	356,150	$21.96
Granted	16,700	$25.19
Vested	(12,600)	$25.70
Canceled	(2,385)	$18.21

Unvested balance, June 30, 2012	357,865	$22.01

Six-months ended June 30, 2012:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2011	296,710	$21.51
Granted	129,220	$24.18
Vested	(61,705)	$24.53
Canceled	(6,360)	$18.28

Unvested balance, June 30, 2012	357,865	$22.01

6. Earnings Per Common Share

The Company calculates basic and diluted earnings per common share in accordance with ASC 260 “Earnings Per Share,” using the two-class method as the Company’s unvested restricted stock is a participating security given these awards contain non-forfeitable rights to receive dividends. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating securities. The following table reconciles earnings per common share for the three- and six-month periods ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Basic EPS:
Net income	$1,216	$6,215
Less: Net income allocable to participating securities	(61)	(313)

Net income allocable to common shares	$1,155	$5,902
Weighted average common shares outstanding – basic (in thousands)	6,737	6,738
Basic earnings per common share	$0.17	$0.88

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Diluted EPS:
Net income	$1,216	$6,215
Less: Net income allocable to participating securities	(61)	(313)

Net income allocable to common shares	$1,155	$5,902
Weighted average common shares outstanding – basic (in thousands)	6,737	6,738
Dilutive effect of non-participating securities (in thousands)	256	261

Weighted average common shares outstanding – dilutive (in thousands)	6,993	6,999
Diluted earnings per common share	$0.17	$0.84

There were 175,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per share calculations for the three-months and six-months ended June, 30, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

Net income per common share was calculated under the treasury stock method in prior periods because the impact of applying the two-class method for computing basic and diluted earnings per common share was not material. Basic and diluted net income per share were computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$3,626	6,696	$0.54	$4,564	6,780	$0.67

Effect of Dilutive Securities
Options		265			317
Restricted stock		284			284

Diluted EPS
Income available to common shareholders	$3,626	7,245	$0.50	$4,564	7,381	$0.62

There were 75,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per common share calculations for the three- and six-months ended June 30, 2011 as their exercise prices were higher than the average market price of the underlying common stock for the period.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30, 2012	December 31, 2011
Trade accounts receivable	$2,543	$3,502
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$2,543	$3,502

Unpaid deferred revenues included in accounts receivable	$1,137	$2,084

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Unpaid Deferred Revenues

The unpaid deferred revenues that are included in trade accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenues from the Company’s cash-basis customers are not included in trade accounts receivable nor deferred revenue accounts.

Major Customers

Customers who accounted for more than 10% of trade accounts receivable, net are as follows:

	June 30, 2012	December 31, 2011
Nielsen	39%	29%
Central Banks	31%	45%
Civolution	21%	14%

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

	June 30, 2012	December 31, 2011
Office furniture fixtures	$414	$410
Equipment	2,089	1,872
Leasehold improvements	1,074	1,041

	3,577	3,323
Less accumulated depreciation and amortization	(2,220)	(1,928)

	$1,357	$1,395

9. Intangible Assets—Purchased and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	June 30, 2012	December 31, 2011
Gross intangible assets	$3,720	$3,048
Accumulated amortization	(359)	(240)

Intangible assets, net	$3,361	$2,808

10. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is the responsibility of the majority member.

The investment in joint ventures account balances have been reduced to zero.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
TVaura LLC:
Capital contributions (return of capital)	$(104)	$400	$(104)	$800
Revenue(1)	$—	$720	$—	$1,411
TVaura Mobile LLC:
Capital contributions	$796	$300	$796	$600
Revenue(1)	$—	$—	$272	$—
Total:
Capital contributions, net	$692	$700	$692	$1,400
Revenue(1)	$—	$720	$272	$1,411

(1)	Technical and development services

	June 30, 2012	December 31, 2011
TVaura LLC:
Accounts receivable	$—	$164

Summarized financial data for TVaura LLC:

	June 30, 2012	December 31, 2011
Current assets	$3	$402
Noncurrent assets	$—	$22
Current liabilities	$3	$169

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating expenses	$—	$733	$52	$1,450
Net loss from continuing operations	$—	$(733)	$(52)	$(1,449)
The Company’s pro-rata share—net loss	$—	$(374)	$(27)	$(739)
The Company’s gain on investment	$—	$—	$70	$—

Summarized financial data for TVaura Mobile LLC:

	June 30, 2012	December 31, 2011
Current assets	$1,494	$1,308
Current liabilities	$1,571	$720

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$—	$50	$—	$50
Gross loss	$—	$(27)	$—	$(27)
Operating expenses	$77	$635	$2,322	$985
Net loss from continuing operations	$(77)	$(662)	$(2,322)	$(1,012)
The Company’s pro-rata share—net loss	$—	$(324)	$(1,100)	$(496)
The Company’s loss on investment	$—	$—	$(50)	$—

11. Income Taxes

The provision for income taxes for the three- and six-month periods ended June 30, 2012, reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended June 30, 2012 was 38%. The valuation allowance against net deferred tax assets as of June 30, 2012 is $0.

The effective tax rate for the period ended June 30, 2012 differs from the effective rate for the period ended June 30, 2011, primarily due to the release of the valuation allowance on net deferred tax assets during the quarter ended June 30, 2011. During the quarter ended June 30, 2011, the Company concluded, based on projections of future income, that it was more likely than not that the Company’s deferred tax assets would be realized.

The Company’s income tax provision for the three- and six-month periods ended June 30, 2011 was a tax benefit of $1.9 million. The tax benefit includes a $2.6 million deferred tax benefit from the valuation allowance release as well as benefits from federal and state research credits, offset in part by a recognized windfall to additional paid-in capital of $0.5 million on stock option exercises.

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

13. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Private transaction	—	—	—	552,536
Repurchase program	19,940	24,204	27,547	41,077
Exercise of stock options	20,391	24,099	22,780	24,099
Tax withholding obligations on stock options	12,270	17,753	14,121	17,753
Tax withholding obligations on restricted shares	1,032	139	20,571	11,015

Total	53,633	66,195	85,019	646,480

Value of common stock shares repurchased:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Private transaction	$—	$—	$—	$14,927
Repurchase program	$512	$665	$711	$1,120
Exercise of stock options	$530	$733	$602	$733
Tax withholding obligations on stock options	$319	$541	$375	$541
Tax withholding obligations on restricted shares	$26	$4	$499	$326

Total	$1,387	$1,943	$2,187	$17,647

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

In April 2009 and November 2011, the Board of Directors approved two stock repurchase programs authorizing the purchase, at the discretion of management, shares of the Company’s common stock through either periodic open-market or private transactions at then-prevailing market prices. Under the April 2009 program that expired in April 2012, the Company repurchased 223,851 shares at an aggregate purchase price of $4,858. Under the November 2011 program, the Board of Directors approved an additional $5.0 million for a one year period. As of June 30, 2012, the Company had repurchased 19,940 shares under this program at an aggregate purchase price of $512.

As part of the Company’s 2008 Stock Incentive Plan, stock options are granted and restricted stock shares are awarded to certain employees and directors.

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

14. Subsequent Events

On July 26, 2012, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on August 24, 2012 to shareholders of record on August 10, 2012.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Digimarc Discover is a registered trademark of Digimarc Corporation. This Quarterly Report on Form 10-Q also includes trademarks and trade names owned by other parties, and all such trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We provide solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks (“Central Banks”), and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences. Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,200 U.S. and foreign patents and pending patent applications as of June 30, 2012. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

For a discussion of activities and costs related to our research and development, please read the section titled “Research, development and engineering” below.

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2011 Annual Report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the section entitled “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2012 and all changes discussed with respect to such period reflect changes compared to the three- and six-month periods ended June 30, 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue:
Service	29%	33%	22%	34%
License and subscription	71	67	78	66

Total revenue	100	100	100	100
Cost of revenue:
Service	16	17	12	17
License and subscription	1	1	1	1

Total cost of revenue	17	18	13	18
Gross profit	83	82	87	82
Operating expenses:
Sales and marketing	11	11	8	11
Research, development and engineering	24	20	16	20
General and administrative	24	23	19	28
Intellectual property	3	3	2	3

Total operating expenses	62	57	45	62

Operating income	21	25	42	20

Net loss from joint ventures	—	(7)	(4)	(7)
Interest income, net	—	—	1	1

Income before provision for income taxes	21	18	39	14
(Provision) benefit for income taxes	(8)	20	(15)	10

Net income	13%	38%	24%	24%

Summary

Total revenue for the three-month period ended June 30, 2012, compared to the corresponding three-month period ended June 30, 2011, decreased 4% to $9.1 million primarily as a result of lower revenue from the joint ventures with The Nielsen Company (“Nielsen”), offset by increased program work from the Central Banks and increased license payments from Intellectual Ventures (“IV”). Total revenue for the six-month period ended June 30, 2012, compared to the corresponding six-month period ended June 30, 2011, increased 41% to $26.2 million primarily as a result of the payment from Verance Corporation (“Verance”), a cash basis customer, for royalties through the fourth quarter of 2011 received in connection with the resolution of our litigation with Verance.

Total operating expense for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, increased slightly primarily as a result of increased compensation cost, including stock-based compensation, due to higher headcount and an additional layer of stock-based awards.

Revenue

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$2,609	$3,165	$(556)	(18)%	$5,657	$6,234	$(577)	(9)%
License and subscription	6,503	6,308	195	3%	20,501	12,330	8,171	66%

Total	$9,112	$9,473	$(361)	(4)%	$26,158	$18,564	$7,594	41%

Revenue (as % of total revenue):
Service	29%	33%			22%	34%
License and subscription	71%	67%			78%	66%

Total	100%	100%			100%	100%

We derive our revenue primarily from:

1)	development services provided to government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, IV, the joint ventures with Nielsen, and government agencies. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agencies, other than the Central Banks, are generally shorter term in nature, are less linear in billings and less predictable than our longer term contracts because the contracts with government agencies, other than the Central Banks, are subject to government budgets and funding.

The decrease in service revenue for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, was due primarily to lower activity in the joint ventures, including the suspension of operations, offset by increased program work from the Central Banks.

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

License and subscription revenue for the three-month period ended June 30, 2012, compared to the corresponding three-month period ended June 30, 2011, remained relatively consistent.

The increase in license and subscription revenue for the six-month period ended June 30, 2012, compared to the corresponding six-month period ended June 30, 2011, was due primarily from a payment of $8,000 by Verance for royalties through the third quarter of 2011.

Revenue by Geography

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$5,522	$6,030	$(508)	(8)%	$19,093	$12,100	$6,993	58%
International	3,590	3,443	147	4%	7,065	6,464	601	9%

Total	$9,112	$9,473	$361	(4)%	$26,158	$18,564	$7,594	41%

Revenue (as % of total revenue):
Domestic	61%	64%			73%	65%
International	39%	36%			27%	35%

Total	100%	100%			100%	100%

The decrease in domestic revenue for the three-month period ended June 30, 2012, compared to the corresponding three-month period ended June 30, 2011, was due primarily to the suspension of activity in the joint ventures.

The increase in domestic revenue for the six-month period ended June 30, 2012, compared to the corresponding six-month period ended June 30, 2011, was due primarily to the payment from Verance, partially offset by lower activity in the joint ventures.

The increase in international revenue for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, was due primarily to increased program work from the Central Banks.

We anticipate full year revenue growth for 2012, compared to 2011, from our existing customers and from new customers as we continue to expand the marketing and monetization of our intellectual property portfolio.

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

Gross Profit

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,124	$1,551	$(427)	(28)%	$2,475	$3,036	$(561)	(18)%
License and subscription	6,405	6,232	173	3%	20,290	12,189	8,101	66%

Total	$7,529	$7,783	$(254)	(3)%	$22,765	$15,225	$7,540	50%

Gross Profit (as % of related revenue components):
Service	43%	49%			44%	49%
License and subscription	98%	99%			99%	99%
Total	83%	82%			87%	82%

The decrease in gross profit for the three-month period ended June 30, 2012, compared to the corresponding three-month period ended June 30, 2011, was due primarily to lower activity in the joint ventures.

The increase in gross profit for the six-month period ended June 30, 2012, compared to the corresponding six-month period ended June 30, 2011, was due primarily to the payment from Verance.

The increase in gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, was due primarily to changes in revenue mix resulting in higher license revenue, which carries a higher margin than service revenue, as a percent of total revenue. The decrease in service gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, resulted from changes in services cost mix from our various contracts.

Operating Expenses

We allocate certain costs of sales and marketing, research, development and engineering and intellectual property (primarily for support services provided to IV) to cost of service revenue when they relate directly to our service contracts.

We record all remaining, or “residual,” operating costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Decrease	Percent Decrease
Sales and marketing	$970	$1,017	$47	5%	$1,977	$2,119	$142	7%
Sales and marketing (as % of total revenue)	11%	11%			8%	11%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses for the three-month period ended June 30, 2012, compared to the corresponding three-month period ended June 30, 2011 resulted primarily from:

•	decreased marketing and professional fees of $0.1 million primarily related to the introduction of our Digimarc Discover Platform in 2011; partially offset by

•	increased compensation-related expenses of $0.1 million primarily related to an additional layer of stock-based awards.

The decrease in sales and marketing expenses for the six-month period ended June 30, 2012, compared to the corresponding six-month period ended June 30, 2011, resulted primarily from:

•	decreased marketing and professional fees of $0.2 million primarily related to the introduction of our Digimarc Discover Platform in 2011; partially offset by

•	increased compensation-related expenses of $0.1 million primarily related to an additional layer of stock-based awards.

We anticipate that we will continue to incur sales and marketing costs similar to existing levels to support ongoing sales and marketing initiatives.

Research, development and engineering

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase	Percent Increase	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase	Percent Increase
Research, development and engineering	$2,146	$1,884	$262	14%	$4,144	$3,659	$485	13%
Research, development and engineering (as % of total revenue)	24%	20%			16%	20%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	research in fingerprinting and other content identification technologies.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	mobile platform creation to leverage device specific capabilities (e.g. instruction sets and Graphics Processing Units (“GPUs”)).

•	Product Development:

•	creation of Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	implementation of web-hosted image watermark embedder in support of Digimarc Discover platform; and

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in research, development and engineering expense for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, resulted primarily from increased headcount and compensation-related expenses of $0.2 million and $0.5 million, respectively, from hiring engineers and scientists to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels to support our ongoing research and product initiatives.

General and administrative

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Decrease	Percent Decrease
General and administrative	$2,191	$2,270	$79	3%	$4,949	$5,117	$168	3%
General and administrative (as % of total revenue)	24%	23%			19%	28%

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

The decrease in general and administrative expenses for the three-month period ended June 30, 2012, compared to the corresponding three-month period ended June 30, 2011, resulted primarily from:

•	decreased legal fees of $0.4 million related to the litigation matter with Verance; partially offset by

•	increased compensation-related expenses of $0.3 million primarily related to an additional layer of stock-based awards.

The decrease in general and administrative expenses for the six-month period ended June 30, 2012, compared to the corresponding six-month period ended June 30, 2011, resulted primarily from:

•	decreased legal fees of $0.6 million related to the litigation matter with Verance;

•	decreased accounting fees of $0.2 million related to the transition to our new auditors; partially offset by

•	increased compensation-related expenses of $0.6 million primarily related to an additional layer of stock-based awards.

We anticipate that we will continue to incur general and administrative expenses at existing or lower levels in the near term, particularly lower legal fees as a result of our settlement with Verance, while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase	Percent Increase	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase	Percent Increase
Intellectual property	$291	$266	$25	9%	$610	$567	$43	8%
Intellectual property (as % of total revenue)	3%	3%			2%	3%

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

The increases in intellectual property expenses for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, primarily resulted from increased compensation-related expenses related to an additional layer of stock-based awards.

We anticipate that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase	Percent Increase
Cost of revenue	$154	$178	$(24)	(13)%	$338	$288	$50	17%
Sales and marketing	137	76	61	80%	233	161	72	45%
Research, development and engineering	212	108	104	96%	397	266	131	49%
General and administrative	830	586	244	42%	1,664	1,171	493	42%
Intellectual property	68	47	21	45%	125	95	30	32%

Total	$1,401	$995	$406	41%	$2,757	$1,981	$776	39%

The increases in stock-based compensation expense for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, were primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $9,613 in stock-based compensation expense through June 2016 for awards outstanding as of June 30, 2012.

Net loss from joint ventures

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$—	$(698)	$698	100%	$(1,107)	$(1,235)	$128	10%
Net loss from joint venture (as % of total revenue	0%	7%			4%	7%

The decreases in the net loss from joint ventures for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, resulted primarily due to the suspension of operations of both joint ventures in March 2012.

Interest income, net

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Decrease	Percent Decrease
Interest income, net	$33	$48	15	31%	$91	$106	15	14%
Interest income, net (as % of total revenue)	*	*			*	*

*	Less than 1%

The decrease in interest income, net for the three- and six-month periods ended June 30, 2012, compared to the corresponding three- and six-month periods ended June 30, 2011, was primarily due to lower interest rates on cash and investments reflecting continued monetary policy set by the US government.

Provision for Income Taxes

The provision for income taxes for the three- and six-month periods ended June 30, 2012 reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended June 30, 2012 was 38%.

Our income tax provision for the three- and six-month periods ended June 30, 2011 was a tax benefit of $1.9 million. The tax benefit includes a $2.6 million deferred tax benefit resulting from the valuation allowance release. During that quarter we concluded, based on projections of future income, that it was more likely than not that our deferred tax assets will be realized.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of June 30, 2012, we concluded that it is more likely than not that net deferred tax assets will be utilized. Consequently, a valuation allowance has not been recorded to offset net deferred tax assets.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
Working capital	$33,700	$26,859
Current (liquidity) ratio	9.4:1	8.4:1
Cash, cash equivalents and short-term marketable securities	$33,998	$25,663
Long-term marketable securities	$9,522	$7,715
Total cash, cash equivalents and all marketable securities	$43,520	$33,378

The $10.1 million increase in cash, cash equivalents and all marketable securities resulted primarily from:

•	improved operating results, driven primarily from the payment from Verance; offset by

•	investments in our business for both capital and intellectual property initiatives; and

•	purchases of common stock related to the exercise of stock options, vesting of restricted stock, repurchases made under our stock repurchase programs and payment of dividends.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include federal agency notes, corporate notes, and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

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

Operating Cash Flow. The components of operating cash flows were:

The components of operating cash flows for the six-months ended June 30, 2012 and 2011 were:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase	Percent Increase
Net income	$6,215	$4,564	$1,651	36%
Non-cash items	4,742	1,146	3,596	314%
Changes in operating assets and liabilities	1,578	478	1,100	230%

Net cash provided by operating activities	$12,535	$6,188	$6,347	103%

Cash flows provided by operating activities for the six-month period increased by $6.3 primarily as the result of higher net income and non-cash items. The increase in non-cash items for the six-month period was primarily the result of higher stock compensation expense due to an additional layer of stock-based awards and changes in deferred income taxes.

Cash flows from investing activities for the six-month period decreased by $16.3 million from $8.6 million of cash provided to $7.7 million of cash used. The decrease was primarily the result of lower maturities of marketable securities, partially offset by increased purchases of marketable securities. Additionally, pursuant to the plan for suspending operations of the joint ventures with Nielsen, in April 2012 we received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension-related costs.

Cash flows used in financing activities for the six-month period decreased $15.6 million from $16.4 million to $0.8 million of cash used. The decrease was primarily the result of fewer purchases of common stock in the current period plus higher excess tax benefits generated on stock-based awards.

Future Cash Expectations

In connection with the settlement, renewal and extension agreement with Verance, we anticipate our cash flow will be higher in 2012 compared to 2011 as a result of payments of royalties from Verance.

In connection with our IV arrangement, we anticipate our cash flow will slightly improve as a result of:

1)	payment of the license issue fee in increasing quarterly installments through the second quarter of 2013,

2)	consulting fees payable through the third quarter of 2015, and

3)	additional cost savings because IV has assumed the prosecution and maintenance costs related to the patents and patent applications that were licensed to IV that were previously borne by us.

Our Board of Directors has approved a stock repurchase program which we have $4,488 available as of June 30, 2012. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

On July 24, 2012, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on August 24, 2012 to shareholders of record on August 10, 2012. The amount of the quarterly dividend payment is expected to be approximately $784.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2011 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, the acquisition of new customers and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future, including estimated increases in stock-based compensation expenses;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contractual arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the source of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is subject from time to time to legal proceedings and claims arising in the ordinary course of business. No such proceedings are currently pending.

Item 1A.	Risk Factors

Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2011 Annual Report. As of June 30, 2012, there have been no material changes to the risk factors set forth in our 2011 Annual Report.

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

In each of April 2009 and November 2011, the Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of shares of our common stock through either periodic open-market or private transactions at then-prevailing market prices. Under the April 2009 program that expired in April 2012, the Company repurchased 223,851 shares at an aggregate purchase price of $4,858. In November 2011, the Board of Directors approved the repurchase of an additional $5.0 million of shares of our common stock for a one year period. As of June 30, 2012, the Company had repurchased 19,940 shares under this program at an aggregate purchase price of $512.

In addition to the stock repurchase programs described above, and the withholding (repurchase) of shares of common stock in connection with the vesting of restricted shares from time to time, we repurchase shares in connection with stock option exercises, to cover exercise price and taxes. For the three- and six-month periods ended June 30, 2012, the Company repurchased 20,391 and 22,780 shares, respectively, in connection with stock option exercises at an aggregate purchase price of $530 and $602, respectively.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended June 30, 2012:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
April 1, 2012 to April 30, 2012	—	$—	—	$5,000
Month 2
May 1, 2012 to May 31, 2012	1,032	$24.41	19,940	$4,500
Month 3
June 1, 2012 to June 30, 2012	12,270	$26.01	—	$4,500

Total	13,302	$25.88	19,940

(1)	Includes only stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)