Form 10-Q
period 2012-09-30
Digimarc CORP
filed 2012-10-26
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 18, 2012, there were 7,136,623 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,669	$3,419
Marketable securities	21,759	22,244
Trade accounts receivable, net	3,630	3,502
Other current assets	1,333	1,306

Total current assets	35,391	30,471
Marketable securities	12,652	7,715
Property and equipment, net	1,327	1,395
Intangible assets, net	3,570	2,808
Investments in joint ventures	—	415
Deferred tax assets	2,145	2,634
Other assets, net	188	355

Total assets	$55,273	$45,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$842	$952
Income taxes payable	875	—
Deferred revenue	2,156	2,660

Total current liabilities	3,873	3,612
Deferred rent and other long-term liabilities	397	464

Total liabilities	4,270	4,076
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at September 30, 2012 and December 31, 2011)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,136,623 and 7,008,031 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	7	7
Additional paid-in capital	38,140	34,511
Retained earnings	12,806	7,149

Total shareholders’ equity	51,003	41,717

Total liabilities and shareholders’ equity	$55,273	$45,793

The accompanying notes are an integral part of these unaudited financial statements.

DIGIMARC CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue:
Service	$2,616	$3,108	$8,273	$9,342
License and subscription	6,287	5,442	26,788	17,772

Total revenue	8,903	8,550	35,061	27,114
Cost of revenue:
Service	1,362	1,665	4,544	4,863
License and subscription	105	77	316	218

Total cost of revenue	1,467	1,742	4,860	5,081
Gross profit	7,436	6,808	30,201	22,033
Operating expenses:
Sales and marketing	937	1,166	2,914	3,285
Research, development and engineering	2,320	1,958	6,464	5,617
General and administrative	2,282	2,000	7,231	7,117
Intellectual property	309	259	919	826

Total operating expenses	5,848	5,383	17,528	16,845

Operating income	1,588	1,425	12,673	5,188
Net loss from joint ventures	—	(695)	(1,107)	(1,930)
Interest income, net	48	43	139	149

Income before provision for income taxes	1,636	773	11,705	3,407
(Provision) benefit for income taxes	(633)	(134)	(4,487)	1,796

Net income	$1,003	$639	$7,218	$5,203

Earnings per common share:
Net income per common share—basic	$0.14	$0.10	$1.02	$0.77
Net income per common share—diluted	$0.14	$0.09	$0.98	$0.71
Weighted average common shares outstanding—basic	6,761	6,706	6,745	6,755
Weighted average common shares outstanding—diluted	6,984	7,344	6,980	7,366

Cash dividends declared per common share:	$0.11	$—	$0.22	$—

The accompanying notes are an integral part of these unaudited financial statements.

DIGIMARC CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total shareholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	159,420	—	1,555	—	1,555
Issuance of restricted common stock	—	—	123,400	—	—	—	—
Forfeiture of restricted common stock	—	—	(595)	—	—	—	—
Purchase and retirement of common stock	—	—	(760,098)	—	(21,594)	—	(21,594)
Stock-based compensation	—	—	—	—	3,086	—	3,086
Tax benefit from stock-based awards	—	—	—	—	792	—	792
Net income	—	—	—	—	—	5,203	5,203

BALANCE AT SEPTEMBER 30, 2011	10,000	$50	6,965,577	$7	$33,448	$6,696	$40,201

BALANCE AT DECEMBER 31, 2011	10,000	$50	7,008,031	$7	$34,511	$7,149	$41,717
Exercise of stock options	—	—	150,250	—	1,448	—	1,448
Issuance of restricted common stock	—	—	146,020	—	—	—	—
Forfeiture of restricted common stock	—	—	(9,575)	—	—	—	—
Purchase and retirement of common stock	—	—	(158,103)	—	(3,899)	—	(3,899)
Stock-based compensation	—	—	—	—	4,279	—	4,279
Tax benefit from stock-based awards	—	—	—	—	1,801	—	1,801
Net income	—	—	—	—	—	7,218	7,218
Cash dividends declared	—	—	—	—	—	(1,561)	(1,561)

BALANCE AT SEPTEMBER 30, 2012	10,000	$50	7,136,623	$7	$38,140	$12,806	$51,003

The accompanying notes are an integral part of these unaudited financial statements.

DIGIMARC CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net income	$7,218	$5,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	444	474
Amortization and write-off of intangibles	213	94
Stock-based compensation	4,202	3,038
Net loss from joint ventures	1,107	1,930
Deferred income taxes	(77)	(3,163)
Tax benefit from stock-based awards	2,385	1,322
Excess tax benefit from stock-based awards	(1,801)	(792)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(128)	61
Other current assets	(45)	131
Other assets, net	167	34
Accounts payable and other accrued liabilities	(169)	73
Income taxes payable	875	—
Deferred revenue	(512)	(641)

Net cash provided by operating activities	13,879	7,764
Cash flows from investing activities:
Purchase of property and equipment	(376)	(612)
Capitalized patent costs	(898)	(533)
Investments in joint ventures, net	(692)	(2,100)
Sale or maturity of marketable securities	117,680	60,304
Purchase of marketable securities	(122,132)	(49,797)

Net cash (used in) provided by investing activities	(6,418)	7,262
Cash flows from financing activities:
Issuance of common stock	1,448	1,555
Purchase of common stock	(3,899)	(21,594)
Cash dividends paid	(1,561)	—
Excess tax benefit from stock-based awards	1,801	792

Net cash used in financing activities	(2,211)	(19,247)

Net increase (decrease) in cash and cash equivalents	5,250	(4,221)
Cash and cash equivalents at beginning of period	3,419	6,340

Cash and cash equivalents at end of period	$8,669	$2,119

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,260	$13
Supplemental disclosure of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$77	$48

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

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and pre-refunded municipal bonds totaling $8,482 and $2,992 at September 30, 2012 and December 31, 2011, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term marketable securities. Both short- and long-term marketable securities primarily include U.S. federal agency notes, U.S. treasuries, corporate notes, pre-refunded municipal bonds, and commercial paper. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

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

Fair Value of Financial Instruments

Accounting Standards Certification (“ASC”) 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

•

Level 3—Pricing inputs are unobservable for the investment; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its financial assets as of September 30, 2012 and December 31, 2011 was as follows:

September 30, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$1,866	$—	$—	$1,866
Certificates of deposits	—	734	—	734
U.S. treasuries	—	515	—	515
U.S. federal agency notes	—	4,140	—	4,140
Pre-refunded and other municipals	—	14,233	—	14,233
Corporate notes	—	15,255	—	15,255
Commercial paper	—	6,150	—	6,150

Total	$1,866	$41,027	$—	$42,893

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$896	$—	$—	$896
Certificates of deposits	—	736	—	736
U.S. treasuries	—	718	—	718
U.S. federal agency notes	—	7,942	—	7,942
Pre-refunded and other municipals	—	2,800	—	2,800
Corporate notes	—	16,459	—	16,459
Commercial paper	—	3,400	—	3,400

Total	$896	$32,055	$—	$32,951

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis. Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. The Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of its cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, Digimarc’s credit risk associated with cash and cash equivalents and marketable securities is believed to be minimal.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets, including definite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through September 30, 2012, there have been no significant impairment losses.

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

Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the shorter of the maintenance period or remaining life of the related patent.

Revenue Recognition

See Note 3 for detailed disclosures of the Company’s revenue recognition policy.

Stock-Based Compensation

ASC 718 “Compensation – Stock Compensation” requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

For stock option awards the Company uses the Black-Scholes option pricing model as its method of valuation. The Company’s determination of the fair value on the date of grant is affected by its stock price as well as assumptions regarding a number of highly subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, the risk-free interest rate and the expected dividend yield. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized.

The Company is subject to federal and state income taxes within the U.S. and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company reports a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU No. 2012-2 is effective for impairment tests for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial condition or results of operations.

3. Revenue Recognition

The Company derives its revenue primarily from development services and licensing of its patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements and fixed price consulting agreements.

•

License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives royalties as its income stream. Subscription revenue consists primarily of royalty revenue related to various software products, which are more recurring in nature.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

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

•

License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•

The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms increase the likelihood the Company will grant a customer a concession, such as reduced license payments or additional rights, rather than hold firm on minimum commitments in an agreement to the point of losing a potential advocate and licensee of patented technology in the marketplace. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

•

Subscription revenue is accounted for under ASC 985. Subscription revenue is recognized over the term of the license, which can range from one month to twenty-four months, or upon delivery and acceptance if the Company grants a perpetual license with no further obligations.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Domestic	$5,830	$5,221	$24,923	$17,321
International	3,073	3,329	10,138	9,793

Total	$8,903	$8,550	$35,061	$27,114

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Intellectual Ventures (“IV”)	40%	35%	29%	33%
Central Banks	27%	30%	22%	27%
The Nielsen Company (“Nielsen”)	12%	12%	*	11%
Verance Corporation (“Verance”)	11%	*	31%	10%

*	Less than 10%

On January 30, 2012, the Company and Verance, a longtime cash-basis customer, settled all disputes regarding breach of contract and patent infringement claims. In connection with the resolution of these matters, Verance paid the Company $8,852, of which $8,000 were for past due royalties, for amounts due to Digimarc through December 31, 2011 and all claims between the parties were dismissed. Revenue from this payment was recorded in the quarter ended March 31, 2012.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants, restricted stock awards and preferred stock.

Stock-based compensation expense related to internal legal labor is allocated to patent costs based on direct labor hours charged to capitalized patent costs.

Determining Fair Value

Preferred Stock

The Board of Directors authorized 10,000 shares of Series A Redeemable Nonvoting Preferred stock (Series A Preferred) that were issued to certain executive officers at the time of formation. The Series A Preferred has no voting rights, except as required by law, and may be redeemed at the option of the Company’s Board of Directors at any time on or after June 18, 2013.

The Series A Preferred is redeemable based on the stated fair value of $5.00 per share. The Series A Preferred has no dividend rights and no rights to the undistributed earnings of the Company.

Stock Options

Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

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

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the expected life of the award.

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current U.S. treasury yields for bonds with a maturity commensurate with the expected life of the award.

Expected Dividend Yield. The expected dividend yield used is derived using a formula which uses the Company’s expected annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.

A summary of the weighted average assumptions and results for options granted are as follows:

2011
Expected life (in years)	5.28 – 5.75
Expected volatility	42% – 44%
Risk-free interest rate	1.0% – 2.0%
Expected dividend yield	0%

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Fair value of stock options granted	$—	$—	$—	$954

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

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

Stock-based Compensation

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Stock-based compensation:
Cost of revenue	$141	$158	$479	$446
Sales and marketing	98	87	331	248
Research, development and engineering	242	174	639	440
General and administrative	844	590	2,508	1,761
Intellectual property	70	48	195	143

Stock-based compensation expense	1,395	1,057	4,152	3,038
Capitalized to patent costs	27	22	77	48

Total stock-based compensation	$1,422	$1,079	$4,229	$3,086

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of September 30, 2012	As of December 31, 2011
Unrecognized compensation costs	$8,507	$9,463

Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize this compensation cost for stock options and restricted stock over a weighted average period through September 2016:

	Stock Options	Restricted Stock
Weighted average period	1.14 years	1.52 years

Stock Option Activity

As of September 30, 2012, under all of the Company’s stock-based compensation plans, options to purchase 819,841 shares were available for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the Company’s stock option plans are summarized as follows:

Three-months ended September 30, 2012:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at June 30, 2012	965,738	$14.53	$7.70
Options granted	—	—	—
Options exercised	(87,750)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at September 30, 2012	877,988	$15.02	$7.84	$7,550

Nine-months ended September 30, 2012:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,028,238	$14.23	$7.61
Options granted	—	—	—
Options exercised	(150,250)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at September 30, 2012	877,988	$15.02	$7.84	$7,550

Exercisable at September 30, 2012	671,313	$12.41		$7,012
Unvested at September 30, 2012	206,675	$23.49		$538

The aggregate intrinsic value is based on the closing price of $22.25 per share of Digimarc common stock on September 30, 2012, which would have been received by the optionees had all of the options with exercise prices less than $22.25 per share been exercised on that date. The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.64 - $9.91	530,072	6.11	$9.66	508,534	6.11	$9.66
$14.99 - $18.01	132,916	7.33	$15.67	96,251	7.36	$15.93
$24.35 - 30.01	215,000	8.82	$27.84	66,528	8.72	$28.37

$9.64 - $30.01	877,988	6.96	$15.02	671,313	6.55	$12.41

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2012:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, June 30, 2012	357,865	$22.01
Granted	16,800	$22.76
Vested	(10,400)	$22.43
Canceled	(3,215)	$20.86

Unvested balance, September 30, 2012	361,050	$22.04

Nine-months ended September 30, 2012:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2011	296,710	$21.51
Granted	146,020	$24.01
Vested	(72,105)	$24.23
Canceled	(9,575)	$19.15

Unvested balance, September 30, 2012	361,050	$22.04

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating securities. The following table reconciles earnings per common share for the three- and nine-month periods ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Basic EPS:
Net income	$1,003	$7,218
Less: Net income allocable to participating securities	(51)	(365)

Net income allocable to common shares	$952	$6,853
Weighted average common shares outstanding – basic (in thousands)	6,761	6,745
Basic earnings per common share	$0.14	$1.02

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Diluted EPS:
Net income	$1,003	$7,218
Less: Net income allocable to participating securities	(51)	(365)

Net income allocable to common shares	$952	$6,853
Weighted average common shares outstanding – basic (in thousands)	6,761	6,745
Dilutive effect of non-participating securities (in thousands)	223	235

Weighted average common shares outstanding – dilutive (in thousands)	6,984	6,980
Diluted earnings per common share	$0.14	$0.98

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per share calculations for the three-months and nine-months ended September 30, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

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

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$639	6,706	$0.10	$5,203	6,755	$0.77

Effect of Dilutive Securities
Options		357			330
Restricted stock		281			281

Diluted EPS
Income available to common shareholders	$639	7,344	$0.09	$5,203	7,366	$0.71

There were 75,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per share calculations for the three- and nine-months ended September 30, 2011 as their exercise prices were higher than the average market price of the underlying common stock for the period.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30, 2012	December 31, 2011
Trade accounts receivable	$3,630	$3,502
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$3,630	$3,502

Unpaid deferred revenues included in accounts receivable	$1,207	$2,084

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Unpaid Deferred Revenues

The unpaid deferred revenues that are included in trade accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenues from the Company’s cash-basis customers are not included in trade accounts receivable nor deferred revenue accounts.

Major Customers

Customers who accounted for more than 10% of trade accounts receivable, are as follows:

	September 30, 2012	December 31, 2011
Central Banks	37%	45%
Nielsen	28%	29%
Civolution	13%	14%

8. Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	September 30, 2012	December 31, 2011
Office furniture fixtures	$418	$410
Equipment	2,199	1,872
Leasehold improvements	1,082	1,041

Property and equipment	3,699	3,323
Less accumulated depreciation and amortization	(2,372)	(1,928)

Property and equipment, net	$1,327	$1,395

9. Intangible Assets—Purchased and Capitalized Patent Costs

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

	September 30, 2012	December 31, 2011
Gross intangible assets	$3,954	$3,048
Accumulated amortization	(384)	(240)

Intangible assets, net	$3,570	$2,808

10. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is the responsibility of the majority member.

The investment in joint ventures account balances have been reduced to zero.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
TVaura LLC:
Capital contributions (return of capital)	$—	$400	$(104)	$1,200
Revenue(1)	$—	$622	$—	$2,033
TVaura Mobile LLC:
Capital contributions	$—	$300	$796	$900
Revenue(1)	$—	$—	$272	$—
Total:
Capital contributions, net	$—	$700	$692	$2,100
Revenue(1)	$—	$622	$272	$2,033

(1)	Technical and development services

	September 30, 2012	December 31, 2011
TVaura LLC:
Accounts receivable	$—	$164
Accounts payable	$3	$—

Summarized financial data for TVaura LLC:

	September 30, 2012	December 31, 2011
Current assets	$3	$402
Noncurrent assets	$—	$22
Current liabilities	$3	$169

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Operating expenses	$—	$628	$52	$2,078
Net loss from continuing operations	$—	$(628)	$(52)	$(2,077)
The Company’s pro-rata share—net loss	$—	$(320)	$(27)	$(1,059)
The Company’s gain on investment	$—	$—	$70	$—

Summarized financial data for TVaura Mobile LLC:

	September 30, 2012	December 31, 2011
Current assets	$938	$1,308
Current liabilities	$958	$720

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$—	$—	$—	$50
Gross loss	$—	$—	$—	$(27)
Operating expenses	$(56)	$766	$2,266	$1,751
Net income (loss) from continuing operations	$56	$(766)	$(2,266)	$(1,778)
The Company’s pro-rata share—net loss	$—	$(375)	$(1,100)	$(871)
The Company’s loss on investment	$—	$—	$(50)	$—

11. Income Taxes

The provision for income taxes for the three- and nine-month periods ended September 30, 2012, reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits expected to be claimed during the period. The effective tax rate for the nine-month period ended September 30, 2012 was 38%. The valuation allowance against net deferred tax assets as of September 30, 2012 is $0.

The effective tax rate for the period ended September 30, 2012 differs from the effective rate for the period ended September 30, 2011, primarily due to the release of the valuation allowance of $2,581 on net deferred tax assets during the quarter ended June 30, 2011. During the quarter ended June 30, 2011, the Company concluded, based on projections of future income, that it was more likely than not that the Company’s deferred tax assets would be realized.

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

13. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Private transaction	—	—	—	552,536
Repurchase program	12,663	63,500	40,210	104,577
Exercise of stock options	35,755	20,776	58,535	44,875
Tax withholding obligations on stock options	20,891	26,363	35,012	44,116
Tax withholding obligations on restricted shares	3,775	2,979	24,346	13,994

Total	73,084	113,618	158,103	760,098

Value of common stock shares repurchased:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Private transaction	$—	$—	$—	$14,927
Repurchase program	$287	$1,977	$998	$3,098
Exercise of stock options	$846	$822	$1,448	$1,555
Tax withholding obligations on stock options	$495	$1,055	$870	$1,596
Tax withholding obligations on restricted shares	$84	$93	$583	$418

Total	$1,712	$3,947	$3,899	$21,594

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

In April 2009 and November 2011, the Board of Directors approved two stock repurchase programs authorizing the purchase, at the discretion of management, of shares of the Company’s common stock through either periodic open-market or private transactions at then-prevailing market prices. Under the April 2009 program that expired in April 2012, the Company repurchased 223,851 shares at an aggregate purchase price of $4,858. Under the November 2011 program, the Board of Directors approved an additional $5,000 million for a one year period. As of September 30, 2012, the Company had repurchased 32,603 shares under this program at an aggregate purchase price of $800.

As part of the Company’s 2008 Stock Incentive Plan, stock options are granted and restricted stock shares are awarded to certain employees and directors.

Pursuant to the terms of the stock option grants, the Company purchases a number of whole shares of common stock having a fair market value (as determined as of the date of exercise) equal to the amount of the total value of the aggregate exercise price of the options exercised. In addition, the Company withholds (purchases) from shares issued upon exercise of the stock options a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the exercise of such options.

Pursuant to the terms of the restricted stock award agreement, the Company withholds (purchases) from fully vested shares of common stock otherwise deliverable to the employee, a number of whole shares of common stock having a fair market value (as determined as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares.

14. Subsequent Events

On October 23, 2012, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on November 20, 2012 to shareholders of record on November 6, 2012.

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

We provide solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks (“Central Banks”), and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences. Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,200 U.S. and foreign patents and pending patent applications as of September 30, 2012. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and nine-month periods relate to the three- and nine-month periods ended September 30, 2012 and all changes discussed with respect to such period reflect changes compared to the three- and nine-month periods ended September 30, 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue:
Service	29%	36%	24%	34%
License and subscription	71	64	76	66

Total revenue	100	100	100	100
Cost of revenue:
Service	15	19	13	18
License and subscription	1	1	1	1

Total cost of revenue	16	20	14	19
Gross profit	84	80	86	81
Operating expenses:
Sales and marketing	11	14	8	12
Research, development and engineering	26	23	18	21
General and administrative	26	23	21	26
Intellectual property	3	3	3	3

Total operating expenses	66	63	50	62

Operating income	18	17	36	19

Net loss from joint ventures	—	(8)	(3)	(7)
Interest income, net	—	—	—	1

Income before provision for income taxes	18	9	33	13
(Provision) benefit for income taxes	(7)	(2)	(12)	6

Net income	11%	7%	21%	19%

Summary

Total revenue for the three-month period ended September 30, 2012, compared to the corresponding three-month period ended September 30, 2011, increased 4% to $8.9 million primarily as a result of increased license payments from Intellectual Ventures (“IV”) and Verance Corporation (“Verance”), offset primarily by no revenue from the joint ventures with The Nielsen Company (“Nielsen”) due to the suspension of operations in the first quarter of 2012.

Total revenue for the nine-month period ended September 30, 2012, compared to the corresponding nine-month period ended September 30, 2011, increased 29% to $35.1 million primarily as a result of the $8.0 million past due royalties payment from Verance received in the first quarter in connection with the resolution of our litigation with Verance and increased license payments from IV and Verance, partially offset by lower revenue from the joint ventures with Nielsen.

Total operating expense for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, increased slightly primarily as a result of increased investment in research and development and increased stock-based compensation, due to higher headcount and an additional layer of stock-based awards.

Revenue

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$2,616	$3,108	$(492)	(16)%	$8,273	$9,342	$(1,069)	(11)%
License and subscription	6,287	5,442	845	16%	26,788	17,772	9,016	51%

Total	$8,903	$8,550	$353	4%	$35,061	$27,114	$7,947	29%

Revenue (as % of total revenue):
Service	29%	36%			24%	34%
License and subscription	71%	64%			76%	66%

Total	100%	100%			100%	100%

We derive our revenue primarily from:

1)	development services provided to government and commercial customers and

2)	licensing our patents.

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our services revenue is derived from contracts with the Central Banks, IV, the joint ventures with Nielsen in the prior periods, and to a lesser extent government contractors and/or agencies. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agencies, other than the Central Banks, are generally shorter term in nature, are less linear in billings and less predictable than our longer term contracts because the contracts with government agencies, other than the Central Banks, are subject to government budgets and funding.

The decreases in service revenue for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to no activity in the three-month period and lower activity in the nine-month period in the joint ventures, due to the suspension of operations, and the timing of program work from the Central Banks.

License and subscription. License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. Subscription revenue consists primarily of royalty revenue related to various software products, which are more recurring in nature. Revenues from our licensed products have minimal associated direct costs, and thus are highly profitable.

The increases in license and subscription revenue for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to increased license payments from IV and Verance, and the $8.0 million past due royalties payment from Verance received in the first quarter in connection with the resolution of our litigation with Verance.

Revenue by Geography

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$5,830	$5,221	$609	12%	$24,923	$17,321	$7,602	44%
International	3,073	3,329	(256)	(8)%	10,138	9,793	345	4%

Total	$8,903	$8,550	$353	4%	$35,061	$27,114	$7,947	29%

Revenue (as % of total revenue):
Domestic	65%	61%			71%	64%
International	35%	39%			29%	36%

Total	100%	100%			100%	100%

The increases in domestic revenue for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to higher license and royalty payments from Verance and IV, partially offset by no activity in the three-month period and lower activity in the nine-month period in the joint ventures.

The decrease and increase in international revenue for the three- and nine-month periods ended September 30, 2012, respectively, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to the timing of program work from the Central Banks.

We anticipate full year revenue growth for 2012, compared to 2011, from our existing customers and from new customers as we continue to expand the marketing and monetization of our intellectual property portfolio.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development, engineering, intellectual property and sales and marketing that relate directly to performing services under our customer contracts, and, to a lesser extent, direct costs of program delivery. Allocated costs include:

•

salaries, payroll taxes and fringe benefits, incentive compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by the customer;

•	depreciation charges for machinery, equipment and software directly used by the customer;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	amortization of capitalized patent costs.

Changes in cost of revenue generally correspond with the volume of and mix in revenues.

Gross Profit

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,254	$1,443	$(189)	(13)%	$3,729	$4,479	$(750)	(17)%
License and subscription	6,182	5,365	817	15%	26,472	17,554	8,918	51%

Total	$7,436	$6,808	$628	9%	$30,201	$22,033	$8,168	37%

Gross Profit (as % of related revenue components):
Service	48%	46%			45%	48%
License and subscription	98%	99%			99%	99%
Total	84%	80%			86%	81%

The decreases in service gross profit for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to no activity in the three-month period and lower activity in the nine-month period in the joint ventures.

The increases in license and subscription gross profit for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to the payments from IV and Verance.

The increases in gross profit as a percentage of revenue for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, was due primarily to changes in revenue mix resulting in higher license revenue, which carries a higher margin than service revenue, as a percent of total revenue. The increase and decrease in service gross profit as a percentage of revenue for the three- and nine-month periods ended September 30, 2012, respectively, compared to the corresponding three- and nine-month periods ended September 30, 2011, resulted from changes in services cost mix provided in our various contracts.

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

Sales and marketing

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Decrease	Percent Decrease	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Decrease	Percent Decrease
Sales and marketing	$937	$1,166	$(229)	(20)%	$2,914	$3,285	$(371)	(11)%
Sales and marketing (as % of total revenue)	11%	14%			8%	12%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses for the three-month period ended September 30, 2012, compared to the corresponding three-month period ended September 30, 2011, resulted primarily from decreased marketing and professional fees of $0.3 million related to the introduction of our Digimarc Discover Platform in 2011.

The decrease in sales and marketing expenses for the nine-month period ended September 30, 2012, compared to the corresponding nine-month period ended September 30, 2011, resulted primarily from:

•	decreased marketing and professional fees of $0.5 million related to the introduction of our Digimarc Discover Platform in 2011; partially offset by

•	increased compensation-related expenses of $0.1 million related to an additional layer of stock-based awards.

We anticipate through 2012 that we will continue to incur sales and marketing costs similar to existing levels to support ongoing sales and marketing initiatives.

Research, development and engineering

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase	Percent Increase
Research, development and engineering	$2,320	$1,958	$352	18%	$6,464	$5,617	$847	15%
Research, development and engineering (as % of total revenue)	26%	23%			18%	21%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials; and

•	research in fingerprinting and other content identification technologies.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing; and

•	mobile platform creation to leverage device specific capabilities (e.g. instruction sets and Graphics Processing Units (“GPUs”)).

•	Product Development:

•	creation of Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	implementation of web-hosted image watermark embedder in support of Digimarc Discover platform; and

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits and related costs of software developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expense for the three-month period ended September 30, 2012, compared to the corresponding three-month period ended September 30, 2011, resulted primarily from:

•

increased compensation-related expenses of $0.4 million from hiring engineers and scientists in second half of 2011 to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market; offset partially by

•	decreased recruiting expenses of $0.1 million due to lower hiring in 2012.

The increase in research, development and engineering expense for the nine-month period ended September 30, 2012, compared to the corresponding nine-month period ended September 30, 2011, resulted primarily from:

•

increased compensation-related expenses of $1.2 from hiring engineers and scientists in second half of 2011 to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market; offset partially by

•	decreased recruiting expenses of $0.2 million due to lower hiring in 2012; and

•	decreased professional fees of $0.1 million due to increased use of internal resources for those services.

We anticipate through 2012 that we will continue to invest in research, development and engineering expenses similar to existing levels to support our ongoing research and product initiatives.

General and administrative

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase	Percent Increase
General and administrative	$2,282	$2,000	$282	14%	$7,231	$7,117	$114	2%
General and administrative (as % of total revenue)	26%	23%			21%	26%

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

The increase in general and administrative expenses for the three-month period ended September 30, 2012, compared to the corresponding three-month period ended September 30, 2011, resulted primarily from:

•	increased compensation-related expenses of $0.3 million related to an additional layer of stock-based awards, and

•	increased fees of $0.3 million related to licensee audits; offset by

•	decreased legal fees of $0.3 million related to the litigation matter with Verance.

The increase in general and administrative expenses for the nine-month period ended September 30, 2012, compared to the corresponding nine-month period ended September 30, 2011, resulted primarily from:

•	increased compensation-related expenses of $0.8 million related to an additional layer of stock-based awards, and

•	increased fees of $0.3 million related to licensee audits; offset by

•	decreased legal fees of $0.9 million related to the litigation matter with Verance; and

•	decreased accounting fees of $0.1 million related to the transition to our new auditors.

We anticipate through 2012 that we will continue to incur general and administrative expenses at existing levels while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase	Percent Increase
Intellectual property	$309	$259	$50	19%	$919	$826	$93	11%
Intellectual property (as % of total revenue)	3%	3%			3%	3%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and related costs of attorneys and legal assistants;

•	third party costs including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses, however, can vary from period to period based on:

•	the level of capitalized patent activity; and

•

prosecution costs and direct labor hours (salaries, payroll taxes and benefits factor and incentive compensation related to our stock compensation plans) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

The increases in intellectual property expenses for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, primarily resulted from increased compensation-related expenses related to an additional layer of stock-based awards.

We anticipate through 2012 that we will continue to invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase	Percent Increase
Cost of revenue	$141	$158	$(17)	(11)%	$479	$446	$33	7%
Sales and marketing	98	87	11	13%	331	248	83	33%
Research, development and engineering	242	174	68	39%	639	440	199	45%
General and administrative	844	590	254	43%	2,508	1,761	747	42%
Intellectual property	70	48	22	46%	195	143	52	36%

Total	$1,395	$1,057	$338	32%	$4,152	$3,038	$1,114	37%

The increases in stock-based compensation expense for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, were primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $8,507 in stock-based compensation expense through September 2016 for awards outstanding as of September 30, 2012.

Net loss from joint ventures

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Decrease	Percent Decrease	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$—	$(695)	$(695)	(100)%	$(1,107)	$(1,930)	$(823)	(43)%
Net loss from joint venture (as % of total revenue	0%	8%			3%	7%

The decreases in the net loss from joint ventures for the three- and nine-month periods ended September 30, 2012, compared to the corresponding three- and nine-month periods ended September 30, 2011, resulted primarily due to the suspension of operations of both joint ventures in March 2012.

Interest income, net

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Decrease	Percent Decrease
Interest income, net	$48	$43	5	12%	$139	$149	(10)	(7)%
Interest income, net (as % of total revenue)	*	*			*	*

*	Less than 1%

The increase in interest income, net for the three-month period ended September 30, 2012, compared to the corresponding three-month period ended September 30, 2011, was primarily due to a mix of investments.

The decrease in interest income, net for the nine-month period ended September 30, 2012, compared to the corresponding nine-month period ended September 30, 2011, was primarily due to lower interest rates on cash and investments.

Provision for Income Taxes

Our provisions for income taxes for the three- and nine-month periods ended September 30, 2012 reflect income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits expected to be claimed during the period. Our effective tax rate for the nine-month period ended September 30, 2012 was 38%.

Our income tax provisions for the three- and nine-month periods ended September 30, 2011 were a tax expense of $0.1 million and a tax benefit of $1.8 million, respectively. The tax benefit includes a $2.6 million deferred tax benefit resulting from the valuation allowance release. During the second quarter of 2011 we concluded, based on projections of future income, that it is more likely than not that our deferred tax assets will be realized.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of September 30, 2012, we concluded that it is more likely than not that net deferred tax assets will be utilized. Consequently, a valuation allowance has not been recorded to offset net deferred tax assets.

Liquidity and Capital Resources

	September 30, 2012	December 31, 2011
Working capital	$31,518	$26,859
Current (liquidity) ratio	9.1:1	8.4:1
Cash, cash equivalents and short-term marketable securities	$30,428	$25,663
Long-term marketable securities	$12,652	$7,715
Total cash, cash equivalents and marketable securities	$43,080	$33,378

The $9.7 million increase in cash, cash equivalents and marketable securities resulted primarily from:

•	improved operating results, driven primarily by the $8.0 million past due royalties payment from Verance; offset by

•	investments in our business for both capital and intellectual property initiatives;

•	purchases of common stock related to the exercise of stock options, vesting of restricted stock and repurchases made under our stock repurchase programs; and

•	payment of dividends.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include

U.S. federal agency notes, U.S. treasuries, corporate notes, pre-refunded municipal bonds and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U. S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal.

Operating Cash Flow

The components of operating cash flows for the nine-months ended September 30, 2012 and 2011 were:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase	Percent Increase
Net income	$7,218	$5,203	$2,015	39%
Non-cash items	6,473	2,903	3,570	123%
Changes in operating assets and liabilities	188	(342)	530	155%

Net cash provided by operating activities	$13,879	$7,764	$6,115	79%

Cash flows provided by operating activities for the nine-month period increased by $6.1 million primarily as the result of higher net income and non-cash items. The increase in non-cash items for the nine-month period was primarily the result of higher stock compensation expense due to an additional layer of stock-based awards and changes in deferred income taxes.

Cash flows from investing activities for the nine-month period decreased by $13.7 million from $7.3 million of cash provided to $6.4 million of cash used. The decrease was primarily the result of net purchases of marketable securities in 2012 compared to net maturities in 2011. Additionally, pursuant to the plan for suspending operations of the joint ventures with Nielsen, in April 2012 we received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension-related costs.

Cash flows used in financing activities for the nine-month period decreased $17.0 million from $19.2 million to $2.2 million. The decrease was primarily the result of fewer purchases of common stock by the Company in the current period and higher excess tax benefits generated on stock-based awards, partially offset by cash dividends paid.

Future Cash Expectations

In connection with the settlement, renewal and extension agreement with Verance, we anticipate our cash flow will be higher in 2012 compared to 2011 as a result of payments of royalties from Verance.

In connection with our arrangement with IV, we anticipate our cash flow will be higher in 2012 compared to 2011 as a result of the increasing quarterly installments on the license issue fee. After the second quarter of 2013, the quarterly installments on the license issue fee end. We are not able to reasonably estimate the future cash flow impact of any profit sharing we may earn from IV.

Our Board of Directors has approved a stock repurchase program of which we have $4,200 available as of September 30, 2012. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

On October 23, 2012, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on November 20, 2012 to shareholders of record on November 6, 2012. The aggregate amount of the quarterly dividend payment is expected to be approximately $785.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. No such proceedings are currently pending.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2011 Annual Report. The risks and uncertainties described in our 2011 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2012, there have been no material changes to the risk factors set forth in our 2011 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of shares of up to $5,000 of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. As of September 30, 2012, we had repurchased 32,603 shares under this program at an aggregate purchase price of $800.

In addition to the stock repurchase programs described above, and the withholding (repurchase) of shares of common stock in connection with the vesting of restricted shares from time to time, we repurchase shares in connection with stock option exercises, to cover exercise price and taxes. For the three -month period ended September 30, 2012, the Company repurchased 35,755 shares in connection with stock option exercises at an aggregate purchase price of $846.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2012:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
July 1, 2012 to July 31, 2012	930	$28.00	—	$4,500
Month 2
August 1, 2012 to August 31, 2012	20,410	$23.49	12,663	$4,200
Month 3
September 1, 2012 to September 30, 2012	3,326	$22.33	—	$4,200

Total	24,666	$23.51	12,663

(1)	Includes only stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2012	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)