Form 10-K
period 2012-12-31
Digimarc CORP
filed 2013-02-22
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 29, 2012), was approximately $174 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 15, 2013, 7,281,983 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2013 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Until August 1, 2008, we were a wholly owned subsidiary of DMRC LLC, a wholly owned subsidiary of Old Digimarc to which Old Digimarc contributed all of the assets and liabilities related to its digital watermarking business (the “Digital Watermarking Business”), together with all of Old Digimarc’s cash, including cash received upon the exercise of stock options. On August 1, 2008 Old Digimarc spun off DMRC LLC. Following the spin-off, DMRC LLC merged with and into DMRC Corporation, and each limited liability company interest of DMRC LLC was converted into one share of common stock of DMRC Corporation. After completion of the acquisition of Old Digimarc by L-1, DMRC Corporation changed its name to Digimarc Corporation. On October 16, 2008, each Old Digimarc record holder received one share of Digimarc common stock for every three and one-half shares of Old Digimarc common stock held by the shareholder as of the spin-off record date, and we became an independent, publicly-traded company owning and operating the Digital Watermarking Business. On April 30, 2010, following our Annual Meeting and approval by our shareholders, we changed our state of incorporation from Delaware to Oregon by means of a merger into a newly formed, wholly owned Oregon subsidiary.

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

Our technologies, and those of our licensees, span a range of media content, enabling our customers and those of our partners to:

•

Quickly and reliably identify and effectively manage music, movies, television programming, digital images, e-books, documents and other printed materials, especially in light of new non-linear distribution over the internet;

•	Deter counterfeiting of money, media and goods, and piracy of e-books, movies and music;

•	Support new digital media distribution models and methods to monetize media content;

•	Leverage the power of ubiquitous computing to instantly link consumers to a wealth of information and/or interactive experiences related to the media and objects they encounter each day;

•	Provide consumers with more choice and access to media content when, where and how they want it;

•	Enhance imagery and video by associating metadata or authenticating media content for government and commercial uses; and

•	Better secure identity documents to enhance national security and combat identity theft and fraud.

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

We provide solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated digital watermarking in music, movies, television broadcasts, images and printed materials. Digital watermarks have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences. Banknote counterfeit deterrence was the first commercially successful use of our technologies in a large scale system. More recently, innovations based on our existing digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, our business partners, under patent or technology licenses from us, are delivering digital watermarking solutions to track and monitor the distribution of music, images, television and movies to consumers. In November of 2007, we announced a relationship with The Nielsen Company (US) LLC, or Nielsen, to license our patents in support of Nielsen’s industry leading television audience measurement.

On July 1, 2009, we commenced operation of two joint ventures with Nielsen. In connection with these joint ventures, we terminated our 2007 agreement with Nielsen, and entered into the joint venture agreements and a new patent license agreement. In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television.

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

Our business has further expanded in e-commerce with our recent acquisition of Attributor Corporation (“Attributor”) the global leader in protecting e-books from online piracy. On December 3, 2012, we acquired Attributor, for a purchase price of $5,600 in cash, subject to certain adjustments, and an additional $900 if certain performance objectives are met. Attributor’s Guardian software and services protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet. Online book piracy is a growing and global problem, and with emerging e-book standards and the growing popularity of iPads, Kindles and other e-readers, book piracy is expected to grow dramatically. Attributor is building a promising business in this high growth market, and possesses technical skills and market knowledge that will complement our existing organization. We expect the acquisition to provide many strategic and financial benefits.

On December 6, 2012, we entered into a renewal and extension of the Counterfeit Deterrence System Development and License Agreement with the Central Banks through 2024, with a 5 year extension option.

Financial information about geographic areas is included in Note 6 of our Notes to Consolidated Financial Statements.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We generate a majority of our revenue from service and license fees paid to us under long-term contracts with IV, Verance Corporation (“Verance”), the Central Banks, Nielsen, and Civolution. The remainder of our revenue is generated primarily from patent and technology license fees and royalties paid by commercial business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world. Patent and technology licensing is expected to continue to contribute most of the revenue from our non-government customers for the foreseeable future.

In 2012, revenue from government contracts accounted for approximately 24% of our total revenue, and revenue generated under our contract with the Central Banks accounted for substantially all of the revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option years. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs to on our business.

Information about customers that accounted for 10% or more of revenue in the last three years is included in Note 6 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology and patent inventions to other solution providers. Our largest government customer is the Central Banks, with whom we have for the last 14 years been developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics.

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

The Attributor acquisition gives us more depth and breadth in our product and service offerings, expands our business relations with publishers, giving us participation in the digital, as well as print aspects of the market, increases our customer base and reduces revenue concentration. We expect to expand our offerings to Attributor’s book publisher customers to include Digimarc Discover and the use of digital watermarking for copyright protection. The digital editions of magazines continue to take greater share of readership and we intend to explore expanding the Attributor customer base to magazine publishers. We see the potential for this new area of our business to provide significant growth for many years.

As part of our intellectual property marketing and patent monetization efforts, our key objectives in building relationships with potential customers and partners are to:

•	make progress toward the realization of our vision and mission;

•	expand the scope of our license program;

•	more effectively monetize our patent assets;

•	encourage large scale adoption of our technologies by industry leaders;

•	improve our financial performance;

•	increase the scale and rate of growth of our products and services business; and

•	lay a foundation for continuing innovation.

Current licensees include, but are not limited to, AlpVision SA, AquaMobile, Arbitron Inc., Civolution, Digital Space, IV, Monic, The Nielsen Company, Signum Technologies, Verance and Verimatrix, Inc.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,200 U.S. and foreign patents and pending patent applications as of December 31, 2012. We continue to develop and broaden our portfolio of patented inventions in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from invention date, and up to 17 years after the patent has been granted.

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

Book publishing is a nearly $80 billion industry. E-books share of book publishing has grown exponentially in the last few years and now accounts for approximately 10% of the book publishing market. Attributor has been growing rapidly as the market expanded, and the compound annual growth rate for the last three years for revenues is over 50%. We are projecting another high-growth year in 2013.

Competition

No single competitor or small number of competitors dominate our market. Our competitors vary depending on the application of our products and services. Our business partners and we generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting and pattern recognition. Our competitive position in digital watermarking applications is strong because of our large, high quality, sophisticated patent portfolio and our substantial and growing amount of intellectual property in related media security and management innovations that span basic technologies, applications, system designs and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well regarded by our customers and partners and not available to our competitors. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2012 will generate a minimum of $44 million in revenue through early 2015, the remaining term of these contracts. We expect approximately $27 million of this amount to be recognized as revenue during 2013.

Some factors that lead to increased backlog include:

•	contracts with new customers;

•	renewals with current customers;

•	add-on orders to current customers; and

•	contracts with longer contractual periods replacing contracts with shorter contractual periods.

Some factors that lead to decreased backlog include:

•	recognition of revenue associated with backlog currently in place;

•	contracts with shorter contractual periods replacing contracts with longer contractual periods;

•	modifications to existing contracts;

•	contract minimum payments ending; and

•	contracts ending with existing customers.

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

Employees

At December 31, 2012, we had 124 full-time employees, including 26 in sales, marketing, technical support and customer support; 73 in research, development and engineering, including intellectual property; and 25 in finance, administration, information technology and legal. The total includes 18 full-time employees from our recent acquisition of Attributor. Attributor also contracts with approximately 60 independent contractors.

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

The following risk factors are those risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations and cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. Additionally, we cannot be certain or give any assurance that any actions taken to reduce known risks and uncertainties will be effective.

RISKS RELATED TO OUR BUSINESS

(1) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers, IV, Verance, the Bank for International Settlements (acting on behalf of the Central Banks), Nielsen, and Civolution represented approximately 95% of our revenue for the year ended December 31, 2012. Most of our revenue come from long-term contracts generally having terms of at least three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. The agreements with some of these customers provide minimum or fixed payment obligations that expire within the next few years. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected. For example, in connection with our arrangement with IV, after the second quarter of 2013, the quarterly installments on the license issue fee end. We are not able to reasonably estimate the future cash flow impact of any profit sharing we may earn from IV.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(2) Although we achieved profitability in the last three years, we may not be able to sustain profitability in the future, particularly if we were to lose large contracts.

For the year ended December 31, 2012, we generated net income of $8.3 million. Our profit was primarily due to a licensing arrangement with IV that we entered into in the fourth quarter of 2010, which the quarterly payments will end in May 2013, and a lump sum legal settlement for past due royalties from Verance we received in the first quarter of 2012. On a quarterly basis, our operating results have been inconsistent.

Maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those we have with the Central Banks, Nielsen, IV, Verance and Civolution. Profitability will also depend on growth in revenue of our licensees and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts, the expiration of fixed payment obligations on our contracts or cost overruns on our existing contracts, could have a negative effect on our revenue, margins and profitability.

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

Some of our customers report royalties to us based on their revenue and their interpretation and allocation of contracted royalty rates. For example, IV reports profit sharing to us based on income earned, which is subject to

IV’s interpretation and allocation of revenue and expenses. It is possible that the originally reported royalties and profit sharing could differ materially from those determined by an audit performed by us or a third party, or self-corrected by the customer.

(4) A significant portion of our current and potential future revenue is subject to commercial and government contracts and development of new markets that may involve unpredictable delays and other unexpected changes. Such volatility and uncertainty might limit our actual revenue in any given quarter or year.

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

We are also expanding into new markets, which involve inherent risk and unpredictability. Until recent years, our business was focused primarily on digital watermarking and related signal processing technology. Our work in that field dated back to the early 1990s, so that by the time of the 1999 public offering of our predecessor company, we were an established competitor or participant in that area, and had a historical perspective that provided certain advantages. Those advantages continued to grow and serve us as our tenure in the field lengthened.

In recent years, particularly with the proliferation of smartphones and increased demands in the public sector for enhanced covert security options, we have investigated other technologies that may provide attractive future opportunities, for example in the packaging and publishing markets. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the watermarking field. We also lack the size and scale typical of contractors providing products and services to the federal government. While we were in the vanguard of commercial application of digital watermarking, we are not so uniquely poised in these other disciplines. Accordingly, it may be difficult for us to replicate our watermarking success in other technologies we might pursue.

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

•

Traditional anti-counterfeiting technologies—a number of solutions used by many government agencies (that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

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

In connection with our patent licensing arrangement with IV, we granted an exclusive license to sublicense a substantial portion of our patent assets to IV in exchange for various strategic and financial benefits. We may not realize all the expected benefits of our patent licensing arrangement with IV, including the expected full payment of the license issue fee, profit participation revenue, reduction of patent prosecution and maintenance costs, and full payment for the assistance we provide to IV with respect to the licensed patents. Any failure to realize these expected benefits could have a material adverse effect on our financial position, results of operations or cash flows. We have given IV control over both prosecution and enforcement of these assets. While IV can seek our assistance and has committed to pay for it, we cannot guarantee that IV will seek our assistance in prosecution, nor enforce the patents to the extent we would.

As provided in the arrangement with IV, we have initiated an audit of the profit participation reports provided by IV to better understand the revenue and expenses IV has included in their calculation of whether we are entitled to any profit participation revenue for 2011, as well as determining whether the expenses included in the calculations are within the terms of the contract. We are currently working through the identified issues through the dispute resolution process provided for in the arrangement.

(7) We recently completed an acquisition and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We recently completed the acquisition of Attributor Corporation, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of our recent or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. We may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the need to implement additional controls, procedures and policies;

•	entry into geographic markets in which we have little or no prior experience, and challenges caused by distance, language and cultural differences;

•	differences in foreign labor and employment laws, including classification of employees and contractors;

•	disruption of our ongoing business;

•	the potential loss of key employees; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

(8) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

We believe that revenue from sales of products and services to commercial, governmental and other customers outside the U.S. could represent a growing percentage of our total revenue in the future. In addition, as a result of our recent acquisition of Attributor Corporation, we may perform certain functions in various jurisdictions outside of the U.S. International operations are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., or expose us to additional expense or liabilities, including the following:

•	difficulties and costs of staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	the effect of laws governing employee and contractor relationships, and the existence of workers’ councils and labor unions in some jurisdictions;

•	changes in foreign government regulations and security requirements;

•	export license requirements, tariffs and taxes;

•	trade barriers;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	currency fluctuations;

•	longer payment cycles than those for customers in the U.S; and

•	political and economic instability

We do not have an extensive operational infrastructure for international business. We generally depend on local or international business partners and subcontractors for performance of substantial portions of our business. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international programs in these markets. In addition, if foreign customers, in particular foreign government authorities, terminate or delay the implementation of our products and services, it may be difficult for us, or we may not be able, to recover our potential losses.

(9) Our future growth will depend to some extent on our successful implementation of our technology in solutions provided by third parties.

Our business and strategy rely substantially on deployment of our technology by our licensees and other third-party software developers and original equipment manufacturers. For example, one form of our technology is commonly deployed in image editing applications to permit users of these products to read data embedded in imagery, and thereby identify ownership and discern the identities of image owners. Another form of our technology is used in our anti-counterfeiting products. Our patented inventions are also being deployed as part of Digital Cinema systems to theatres around the world by companies that integrate technologies and subsystems. In addition, we rely on the ability of IV to license our patented inventions to third party licensees pursuant to the patent licensing arrangement we entered into with IV in October 2010. If third parties who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technology and increase licensing revenue would be adversely affected. Consequently, our ability to increase revenue would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek other alternatives.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain new personnel in the future. It may not be practical for us to match the compensation some of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance or operating results. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Moreover, our business is based in large part on patented technology, which is a unique and sophisticated signal processing technology. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

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

•	our licensees may not be able to successfully enter new markets or grow their businesses, limiting the royalties payable to us and our associated revenue and profits.

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

Our success depends in part on licensing our proprietary technology. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us. Although we devote significant resources to developing and protecting our technologies, and evaluating potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future.

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

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to grow our patent portfolio, but we do not assure you that we will be able to exploit newer patents to the extent that we have our earlier patents.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technology, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technology, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technology or other proprietary information may not succeed.

(14) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new revenue or sustain existing revenue.

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

(20) We are periodically involved in the ordinary course of business in litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

From time to time, in our normal course of business, we are a party to various legal claims, actions and complaints. As part of our patent licensing program, we bring claims or counterclaims of patent infringement to enforce our patent rights. Given the uncertain nature of litigation, we are not able to estimate the amount or range of gain or loss that could result from an outcome of litigation. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. We could incur costs in excess of any currently established accruals and, to the extent available, excess liability insurance. An unfavorable outcome in any legal proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

RISKS RELATED TO OUR CAPITAL STOCK

(21) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

The price of shares of our common stock may fluctuate as a result of changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on the price of shares of our common stock include:

•	the public’s reaction to our public disclosures;

•	actual or anticipated changes in our operating results or future prospects;

•	potential changes from originally reported royalties by customers resulting from an audit performed by us or a third party, or self-corrected by the customer;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	impact of acquisitions on our liquidity and financial performance;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles applicable to us;

•	conditions of the industry as a result of changes in financial markets or general economic or political conditions;

•	the failure of securities analysts to cover our common stock in the future, or changes in financial estimates by analysts;

•	changes in analyst recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;

•	future issuances of our common stock or the perception that future sales could occur; and

•	volatility in the equity securities market.

(22) Our common stock price may increase or decrease on material news or developments.

As a thinly-traded microcap company, volatility in the equity securities market may disproportionately affect swings in our stock price, upward and downward, on positive and negative developments. Over the past year, we have had significant fluctuations, primarily downward push on our stock price and market capitalization despite positive developments, including the $8.0 million past due royalties payment from Verance received in the first quarter of 2012 in connection with the resolution of our litigation. In contrast, in connection with our arrangement with IV, after the second quarter of 2013, the quarterly installments on the license issue fee end, and we are not able to reasonably estimate the future cash flow impact of any profit sharing we may earn from IV, which may or may not have an effect on our stock price. We suspect that the effects of computerized trading also exacerbate fluctuations in our stock price.

(23) Our corporate governance documents, our rights agreement and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

Our articles of incorporation and bylaws and Oregon law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements for shareholders to amend our organizational documents and limitations on actions by our shareholders by written consent. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. On July 31, 2008, our Board of Directors adopted a rights agreement pursuant to which one one-

hundredth (1/100) of a preferred stock purchase right will be issued for each outstanding share of our common stock. In general terms, our rights agreement works by imposing a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our Board of Directors. Oregon law also restricts the ability to vote shares of stock acquired in a transaction that causes the acquiring person to control at least one-fifth, one-third or one-half of the votes entitled to be cast in the election of directors. Shares acquired in a control share acquisition have no voting rights except as authorized by a vote of the shareholders. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We lease our principal administrative, marketing, research, and intellectual property development facility, which is approximately 46,000 square feet in size and located in Beaverton, Oregon. In May 2010 we entered into an amendment with the landlord to extend the length of our facilities lease through August 2016.

We assumed the existing facilities lease agreement for Attributor in San Mateo, California which is approximately 3,500 square feet in size. The original lease term has been extended through April 2013 and we are currently in negotiations to establish a new agreement with the landlord.

See Note 10 of our Notes to Consolidated Financial Statements for further lease related disclosures.

ITEM 3: LEGAL	PROCEEDINGS

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business

Our newly acquired subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012, and was consolidated with other lawsuits brought by Blue Spike into Civil Action No. 6:12-cv-00499.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity.

The court is consolidating cases that Blue Spike brought against over sixty defendants into one case. After that process is complete, a schedule should be set.

Blue Spike has not alleged a specific amount of monetary damages in its Complaint.

ITEM 4: MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $22.94 on February 15, 2013. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2012		2011
	High	Low	High	Low
First quarter	$32.10	$24.34	$31.55	$24.03
Second quarter	$30.25	$23.55	$35.47	$24.58
Third quarter	$28.05	$21.06	$43.82	$25.38
Fourth quarter	$22.80	$17.68	$29.31	$21.00

At February 15, 2013, we had 210 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

No dividends were declared or paid on our capital stock during the year end December 31, 2011. For the year end December 31, 2012, our Board of Directors declared and paid the following dividends per common share (thousandths, except per share data):

Declaration Date	Dividend Per Common Share	Record Date	Total Amount	Payment Date
April 26, 2012	$0.11	May 11, 2012	$779	May 25, 2012
July 26, 2012	$0.11	August 10, 2012	$784	August 24, 2012
October 23, 2012	$0.11	November 6, 2012	$783	November 20, 2012

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of shares of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In December 2012, the program was extended through December 31, 2013. As of December 31, 2012, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million.

On January 26, 2011, the Company repurchased 552,536 shares of its common stock from Koninklijke Philips Electronics, N.V., in a privately negotiated transaction. The shares were purchased for an aggregate price of $14.9 million, including transaction fees.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time, and we repurchase shares in connection with stock option exercises, to cover the exercise prices and taxes. For the three-month period ended December 31, 2012, we withheld 10,737 shares in connection with stock option exercises for an aggregate purchase price of $212.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2012:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
October 1, 2012 to October 31, 2012	9,192	$19.52	—	$4.2 million
Month 2
November 1, 2012 to November 30, 2012	8,360	$20.37	—	$4.2 million
Month 3
December 1, 2012 to December 31, 2012	11,577	$18.94	10,690	$4.0 million

Total	29,129	$19.53	10,690

(1)	Includes 18,439 fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability and 10,690 common stock repurchased under the stock repurchase program.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested on October 17, 2008, the first day of trading in our common stock at the closing price on that date and in each of the two indices at the closing price on that date, and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenue, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Company Name / Index	Base Period 10/17/08	INDEXED RETURNS Years Ending
		12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Digimarc Corporation	100	106.03	158.62	317.57	252.80	222.45
Nasdaq Index	100	92.15	128.39	151.91	153.96	172.93
Peer Group	100	88.34	135.54	208.44	179.89	204.43

Companies included in the Peer Group index of the stock performance graph are as follows(1):

8X8 INC CALLIDUS SOFTWARE INC DTS INC GLU MOBILE INC GUIDANCE SOFTWARE	IMMERSION CORPORATION KEYNOTE SYSTEMS INC ORBCOMM INC PDF SOLUTIONS INC PERVASIVE SOFTWARE INC	PROS HOLDDINGS INC SUPPORT.COM INC WAVE SYSTEMS CORP ZIX CORPORATION

(1)	The peer group does not include seven companies from our 2011 peer group: DemandTec Inc., which was acquired in 2012; and Bitstream Inc., Ditech Networks Inc., Insignia Systems Inc., Selectica Inc., Versant Corp. and Warwick Valley Telephone Co., each of which no longer meet the criteria to be included in our peer group.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

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

The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2012, which has been derived from audited financial statements as of December 31, 2012, 2011, 2010, 2009 and 2008, and as of August 1, 2008, and years ended December 31, 2012, 2011, 2010 and 2009; and for the periods August 2, 2008 through December 31, 2008 and January 1, 2008 through August 1, 2008. The selected predecessor financial information presented may not reflect the results of operations or financial condition that would have resulted had we been operating as an independent, publicly-traded company during the period presented.

Statement of Operations Data (1)

	Successor	Successor	Successor	Successor	Successor	Predecessor (2)	Total*
	Year Ended December 31,						Year Ended December 31,
	2012	2011	2010	2009	Period August 2, 2008 through December 31, 2008	Period January 1, 2008 through August 1, 2008	2008
Revenue	$44,375	$36,039	$31,150	$19,071	$7,832	$11,950	$19,782
Gross profit percentage	85%	81%	78%	67%	70%	69%	70%
Operating income (loss)	$14,594	$6,389	$6,151	$(2,565)	$(357)	$836	$479
Net income (loss)	$8,272	$5,656	$4,174	$(2,757)	$76	$1,415	$1,491
Earnings (loss) per common share:
Net income (loss) per common share—basic	$1.16	$0.84	$0.59	$(0.39)	$0.01
Net income (loss) per common share—diluted	$1.12	$0.76	$0.55	$(0.39)	$0.01
Weighted average common shares outstanding—basic	6,757	6,741	7,120	7,140	7,156
Weighted average common shares outstanding—diluted	6,989	7,430	7,623	7,140	7,156
Cash dividends declared per common share	$0.33	$—	$—	$—	$—
Pro-forma earnings (loss) per common share:
Net income (loss) per common share—basic and diluted						$0.20	$0.21
Weighted average common shares outstanding—basic and diluted						7,143	7,143

*	Used for comparative purposes

Balance Sheet Data (1)

	Successor	Successor	Successor	Successor	Successor	Predecessor (2)
	As of December 31,
	2012	2011	2010	2009	2008	As of August 1, 2008
Cash, cash equivalents and short-term marketable securities	$32,269	$25,663	$34,781	$42,786	$40,168	$54,749
Long-term marketable securities	$6,787	$7,715	$11,163	$—	$5,744	$—
Total assets	$57,331	$45,793	$55,765	$50,483	$52,441	$64,111
Long-term liabilities	$673	$464	$525	$99	$257	$237
Redeemable preferred stock	$50	$50	$50	$50	$50	$—

(1)	The Old Digimarc/L-1 merger agreement provided that all cash and cash equivalents, short-term marketable securities and restricted cash, collectively referred to as the aggregate cash, of Old Digimarc was treated as cash retained by Digimarc in its carved-out financial statements. As a result, the presentation of the financial statements and operating data of Digimarc during the carve-out periods reflect the cash flow of Old Digimarc, including its Secure ID Business, combined with Digimarc.

(2)	The predecessor financial statements include certain accounts of Old Digimarc and the assets, liabilities and results of operations of Old Digimarc’s Digital Watermarking Business that were separated, or “carved-out,” from Old Digimarc. The operating expenses included in the predecessor financial statements include proportional allocations of various shared services common costs of Old Digimarc because specific identification of the expenses was not practicable. The common costs include expenses from Old Digimarc related to various operating shared services cost centers, including: executive, finance and accounting, human resources, legal, marketing, intellectual property, facilities and information technology. Management believes that the assumptions underlying the predecessor financial statements are reasonable.

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

Our business has further expanded in e-commerce with our recent acquisition of Attributor Corporation (“Attributor”). Digimarc GuardianSM (formerly Attributor Guardian) software and services protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet. Online book piracy is a growing and global problem, and with emerging e-book standards and the growing popularity of iPads, Kindles and other e-readers, book piracy is expected to grow dramatically. Attributor is building a promising business in this high growth market, and possesses technical skills and market knowledge that will complement our existing organization. We expect the acquisition to provide many strategic and financial benefits.

Our growth strategy encompasses both our government and commercial businesses. We plan additional investment in research and development of a commercial mobile platform that boosts device specific capabilities.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related fields, with greater than 1,200 U.S. and foreign patents and pending patent applications as of December 31, 2012. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, fixed assets, goodwill, intangible assets, income taxes, long-term service contracts, marketable securities, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, revenue recognition on license and subscription arrangements, goodwill, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs, stock-based compensation and income taxes (valuation allowance). We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition:

We derive our revenue primarily from development services and licensing of our patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements and fixed price consulting agreements.

•

License revenue, including royalty revenue, originates primarily from licensing our technology and patents where we receive royalties as an income stream. Subscription revenue, which includes subscriptions for products and services, are more recurring in nature.

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

•

License revenue is recognized when amounts owed to Digimarc have been earned, are fixed or determinable (within our normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond our normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

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

•

Subscription revenue, which includes subscriptions for products and services, is generally paid in advance and recognized over the term of the license or service period, which is generally one month to 24 months.

Deferred revenue consists of billings in advance for professional services, licenses and subscriptions for which revenue has not been earned.

Goodwill: We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price, which includes contingent consideration, is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in earnings from operations.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

We review goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the goodwill may not be recoverable. Such reviews assess the fair value of the assets compared to the carrying values.

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

These patent costs are capitalized in accordance with ASC 350 “Intangibles—Goodwill and Other,” based on our determination that the related patents provide value through the life of the patent. However, we may subsequently determine a patent should be abandoned or has been impaired, in which case the accumulated cost, including maintenance fees, would be written off. Through December 31, 2012, abandonment or write-offs have not been material either individually or in the aggregate.

Stock-based compensation: We account for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

For stock options, we use the Black-Scholes option pricing model as our method of valuation. Our determination of the fair value on the date of grant is affected by our stock price as well as assumptions regarding a number of highly subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award, the risk-free interest rate and the expected dividend yield. Although the fair value of stock-based awards is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Income taxes (valuation allowance): We account for income taxes in accordance with ASC 740 “Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The more-likely-than-not criterion means the likelihood of realization is greater than 50 percent. When evaluating whether it is more likely than not that all or some portion of the deferred tax asset will not be realized, we evaluate all available evidence, both positive and negative, that may affect the realizability of deferred tax assets and that should be identified and considered in determining the appropriate amount of the valuation allowance.

Results of Operations—the Years Ended December 31, 2012 and December 31, 2011

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31, 2012 (1)	Year Ended December 31, 2011
Revenue:
Service	$10,792	$12,395
License and subscription	33,583	23,644

Total revenue	44,375	36,039
Cost of revenue:
Service	5,917	6,638
License and subscription	591	299

Total cost of revenue	6,508	6,937
Gross profit	37,867	29,102
Operating expenses:
Sales and marketing	3,827	4,336
Research, development and engineering	8,741	7,327
General and administrative	9,457	9,956
Intellectual property	1,248	1,094

Total operating expenses	23,273	22,713

Operating income	14,594	6,389

Net loss from joint ventures	(1,107)	(2,174)
Interest income, net	179	195

Income before income taxes	13,666	3,870
(Provision) benefit for income taxes	(5,394)	1,786

Net income	$8,272	$5,656

(1)	Includes the results of operations of Attributor from the date of acquisition, December 3, 2012 to the end of the year.

	Year Ended December 31, 2012 (2)	Year Ended December 31, 2011
Revenue:
Service	24%	34%
License and subscription	76	66

Total revenue	100	100
Cost of revenue:
Service	13	18
License and subscription	1	1

Total cost of revenue	14	19
Gross profit	85	81
Operating expenses:
Sales and marketing	9	12
Research, development and engineering	20	20
General and administrative	21	28
Intellectual property	3	3

Total operating expenses	52	63

Operating income	33	18

Net loss from joint ventures	(2)	(8)
Interest income, net	—	1

Income before income taxes	31	11
(Provision) benefit for income taxes	(12)	5

Net income	19%	16%

(2)	Percentages do not foot due to rounding

Summary

Our revenue increased in 2012 from 2011 primarily as a result of the $8.0 million past due royalties payment from Verance Corporation (“Verance”) received in the first quarter of 2012 in connection with the resolution of our litigation with Verance and increased license payments from Intellectual Ventures (“IV”) and Verance, offset by lower revenue from the joint ventures with The Nielsen Company (“Nielsen”) due to the suspension of their operations in the first quarter of 2012.

Total operating expense increased slightly primarily as a result of increased investment in research and development and increased stock-based compensation, due to higher headcount and an additional layer of stock-based awards, partially offset by lower legal costs associated with the settlement of the Verance litigation in January 2012. In 2012, we continued to invest in the marketing and enhancing of Digimarc Discover.

Revenue

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$10,792	$12,395	$(1,603)	(13)%
License and subscription	33,583	23,644	9,939	42%

Total	$44,375	$36,039	$8,336	23%

Revenue (as % of total revenue):
Service	24%	34%
License and subscription	76%	66%

Total	100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our service revenue is derived from contracts with the Central Banks, IV, Nielsen, including the joint venture TVaura LLC, and government agencies and contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies and contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with other government agencies are subject to government budgets and funding.

The decrease in service revenue was due primarily to lower activity in the joint ventures, due to the suspension of operations, offset by increased program work from the Central Banks.

License and subscription. License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. The majority of license revenue is derived from contracts with IV, Verance, Nielsen and Civolution. Subscription revenue, which includes subscriptions for products and services, are more recurring in nature. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The increase in license and subscription revenue was due primarily to the $8.0 million past due royalties payment from Verance received in the first quarter of 2012 in connection with the resolution of our litigation with Verance and increased license payments from IV and Verance.

Revenue by geography

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase	Percent Increase
Revenue by geography:
Domestic	$30,736	$22,660	$8,076	36%
International	13,639	13,379	260	2%

Total	$44,375	$36,039	$8,336	23%

Revenue (as % of total revenue):
Domestic	69%	63%
International	31%	37%

Total	100%	100%

Domestic revenue increased primarily as a result higher license and royalty payments from Verance and IV, partially offset by lower activity in the joint ventures.

International revenue increased primarily due to increased program work from the Central Banks.

We anticipate a decrease in revenue in 2013 compared to 2012 primarily due to the $8.0 million past due lump sum royalties payment from Verance in 2012, and the quarterly license payments from IV end in May 2013; partially offset by expected revenue growth from revenues associated with our recent acquisition of Attributor and other existing customers and from new customers as we continue to expand the marketing and monetization of our intellectual property portfolio.

Cost of revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts, and, to a lesser extent, direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

•

compensation, benefits, incentive compensation in the form of stock-based compensation expense and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License and subscription. Cost of license and subscription revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers;

•

compensation benefits, incentive compensation in the form of stock-based compensation expense and related costs of operations personnel and the cost of contractors to provide our new Guardian subscription service;

•	charges for infrastructure and centralized costs of facilities and information technology; and,

•	amortization of capitalized patent costs.

Gross profit

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$4,875	$5,757	$(882)	(15)%
License and subscription	32,992	23,345	9,647	41%

Total	$37,867	$29,102	$8,765	30%

Gross Profit (as % of related revenue components):
Service	45%	46%
License and subscription	98%	99%
Total	85%	81%

The decrease in service gross profit was due primarily to lower activity in the joint ventures.

The increases in license and subscription gross profit was due primarily to the payments from IV and Verance.

The increase in total gross profit as a percentage of revenue was due primarily to changes in revenue mix with higher license revenue, which carries a higher margin than service revenue, as a percent of total revenue. The slight decrease in service gross profit as a percentage of revenue resulted from changes in services cost mix provided in our various contracts. The slight decrease in license and subscription gross profit as a percentage of revenue resulted from lower subscription margins from our Guardian product.

Operating expenses

We allocate certain costs of sales and marketing, research, development and engineering and intellectual property to cost of service revenue when they relate directly to our customer contracts.

We record all remaining, or “residual,” costs as sales and marketing costs, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
Sales and marketing	$3,827	$4,336	$(509)	(12)%
Sales and marketing (as % of total revenue)	9%	12%

Sales and marketing expenses consist primarily of:

•	compensation, benefits and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses resulted primarily from:

•	decreased marketing and professional fees of $0.6 million related to the introduction of our Digimarc Discover Platform in 2011; partially offset by

•	increased compensation-related expenses of $0.1 million related to an additional layer of stock-based awards.

We anticipate through 2013 that we will continue to incur sales and marketing costs at higher levels to support ongoing sales and marketing growth initiatives.

Research, development and engineering

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase	Percent Increase
Research, development and engineering	$8,741	$7,327	$1,414	19%
Research, development and engineering (as % of total revenue)	20%	20%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies; and

•	metadata ranking algorithms for match internet file content against reference database.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device specific capabilities (e.g., instruction sets and Graphics Processing Units (“GPUs”);

•	big data analytics transformation and metrics aggregation engine;

•	data-driven internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	maintaining the Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expense resulted primarily from:

•

increased compensation-related expenses of $1.7 million from hiring engineers and scientists in second half of 2011 to facilitate growth in our product and service offerings, including increased investments primarily related to the mobile device market; offset partially by

•	decreased recruiting expenses of $0.2 million due to lower hiring in 2012; and

•	decreased professional fees of $0.1 million due to increased use of internal resources for those services.

We anticipate through 2013 that we will continue to invest in research, development and engineering expenses at higher levels to support our ongoing research and product initiatives.

General and administrative

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
General and administrative	$9,457	$9,956	$(499)	(5)%
General and administrative (as % of total revenue)	21%	28%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and related costs;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company;

•	incentive compensation in the form of stock-based compensation expense; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in general and administrative expenses resulted primarily from:

•	decreased legal fees of $1.0 million related to the litigation matter with Verance; and

•	decreased accounting fees of $0.2 million related to the transition to our new auditors; partially offset by

•	increased compensation-related expenses of $0.6 million related to an additional layer of stock-based awards, and

•	increased fees of $0.3 million related to licensee audits.

We anticipate through 2013 that we will continue to incur general and administrative expenses at approximately existing levels while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase	Percent Increase
Intellectual property	$1,248	$1,094	$154	14%
Intellectual property (as % of total revenue)	3%	3%

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

•

prosecution costs and direct labor hours (salaries, payroll taxes and benefits and incentive compensation related to our stock compensation plans) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

The increases in intellectual property expenses primarily resulted from increased compensation-related expenses related to an additional layer of stock-based awards.

We anticipate through 2013 that we will continue to invest in intellectual property expenses at approximately existing levels.

Stock-based compensation

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase	Percent Increase
Cost of revenue	$603	$593	$10	2%
Sales and marketing	409	302	107	35%
Research, development and engineering	840	560	280	50%
General and administrative	3,148	2,568	580	23%
Intellectual property	256	193	63	33%

Total	$5,256	$4,216	$1,083	25%

The increases in stock-based compensation expense were primarily due to an additional layer of stock-based awards. We anticipate incurring an additional $8,333 stock-based compensation expense through December 2016 for awards outstanding as of December 31, 2012.

Net loss from joint ventures

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$(1,107)	$(2,714)	$1,607	59%
Net loss from joint ventures (as % of total revenue)	(2)%	(8)%

The decreases in the net loss from joint ventures resulted primarily due to the suspension of operations of both joint ventures in March 2012. In connection with this suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is the responsibility of the majority member.

Interest income, net

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
Interest income, net	$179	$195	$(16)	(8)%
Interest income, net (as % of total revenue)	*	*

*	Less than 1%

The decrease in interest income, net was primarily due to lower interest rates on cash and investments.

Provision for income taxes

For the year ended December 31, 2012, the provision for income taxes reflects current tax expense, deferred tax expense and withholding tax expense in various foreign jurisdictions. The withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. In December 2012, we acquired 100% of the outstanding stock of Attributor Corporation in a non-taxable transaction. Due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that is not more likely than not that the Attributor state deferred tax assets will be realized and a full valuation allowance has been recorded on the state deferred tax assets of Attributor.

For the year ended December 31, 2011, the provision for income taxes reflects current tax expense, deferred tax benefit, and withholding tax expense in various foreign jurisdictions. Although there is current tax expense, there is no current tax payable due to the utilization of excess tax benefits associated with stock compensation. We recognized a deferred tax benefit of $2,581 during the year ended December 31, 2011 as a result of releasing the valuation allowance on deferred tax assets. Management concluded, based on an analysis of all the facts, including projections of future income, that it was more likely than not that all of our deferred tax assets will be realized.

Results of Operations—the Years Ended December 31, 2011 and December 31, 2010

The following tables present our statements of operations data for the periods indicated.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue:
Service	$12,395	$12,324
License and subscription	23,644	18,826

Total revenue	36,039	31,150
Cost of revenue:
Service	6,638	6,464
License and subscription	299	236

Total cost of revenue	6,937	6,700
Gross profit	29,102	24,450
Operating expenses:
Sales and marketing	4,336	3,545
Research, development and engineering	7,327	5,687
General and administrative	9,956	7,864
Intellectual property	1,094	1,203

Total operating expenses	22,713	18,299

Operating income	6,389	6,151

Net loss from joint ventures	(2,714)	(2,180)
Interest income, net	195	245

Income before income taxes	3,870	4,216
(Provision) benefit for income taxes	1,786	(42)

Net income	$5,656	$4,174

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue:
Service	34%	40%
License and subscription	66	60

Total revenue	100	100
Cost of revenue:
Service	18	21
License and subscription	1	1

Total cost of revenue	19	22
Gross profit	81	78
Operating expenses:
Sales and marketing	12	12
Research, development and engineering	20	18
General and administrative	28	25
Intellectual property	3	4

Total operating expenses	63	59

Operating income	18	19

Net loss from joint ventures	(8)	(7)
Interest income, net	1	1

Income (loss) before income taxes	11	13
(Provision) benefit for income taxes	5	—

Net income	16%	13%

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

Gross profit increased primarily as a result of increased license and royalty revenues from IV and Verance, offset by the one-time payment of license fees from Arbitron in the first quarter of 2010.

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

General and administrative

	Year Ended December 31, 2011	Year Ended December 31, 2010	Dollar Increase	Percent Increase
General and administrative	$9,956	$7,864	$2,092	27%
General and administrative (as % of total revenue)	28%	25%

The increases in general and administrative expenses resulted primarily from:

•	increased legal fees of $1.6 million primarily related to the litigation matter with Verance;

•	increased compensation-related expenses of $0.5 million primarily related to an additional layer of stock-based awards and payroll taxes related to stock option exercises; and

•	increased accounting fees of $0.2 million related to the transition to our new auditors that we engaged in late 2010 for the 2010 audit.

Intellectual property

	Year Ended December 31, 2011	Year Ended December 31, 2010	Dollar Decrease	Percent Decrease
Intellectual property	$1,094	$1,203	$(109)	(9)%
Intellectual property (as % of total revenue)	3%	4%

The decreases in intellectual property expenses in 2011 compared to 2010 reflect the variable spending levels including a greater portion of patent related costs assumed by IV as part of our 2010 licensing arrangement.

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

Provision for income taxes

For the year ended December 31, 2011, the provision for income taxes reflects current tax expense, deferred tax benefit, and withholding tax expense in various foreign jurisdictions. Although there is current tax expense, there is no current tax payable due to the utilization of excess tax benefits associated with stock compensation. We recognized a deferred tax benefit of $2,581 during the year ended December 31, 2011 as a result of releasing the valuation allowance on deferred tax assets. Management concluded, based on an analysis of all the facts, including projections of future income, that it was more likely than not that all of our deferred tax assets will be realized.

For the year ended December 31, 2010, the provision for income taxes reflects withholding tax expense in various foreign jurisdictions. The withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. There was no provision for income taxes related to pre-tax income because the computed amount was completely offset with available federal and state attribute carryforwards and there was a full valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
Working capital	$33,846	$26,859
Current (liquidity) ratio (1)	10.3:1	8.4:1
Cash, cash equivalents and short-term marketable securities	$32,269	$25,663
Long-term marketable securities	$6,787	$7,715
Total cash, cash equivalents and all marketable securities	$39,056	$33,378

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $5.7 million increase in cash, cash equivalents and all marketable securities at December 31, 2012 from December 31, 2011 resulted primarily from:

•	improved operating results, driven primarily by the $8.0 million past due royalties payment from Verance; offset by

•	acquisition of Attributor

•	payment of dividends.

•	investments in our business for both capital and intellectual property initiatives;

•	purchases of common stock related to the exercise of stock options, vesting of restricted stock and repurchases made under our stock repurchase programs; and

•	higher tax payments due to improved operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include federal agency notes, company notes, pre-refunded municipal bonds and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U. S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries, at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us.

Cash flows from investing activities

The components of operating cash flows were:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$8,272	$5,656	$2,616	46%
Non-cash items	7,708	4,851	2,857	59%
Changes in operating assets and liabilities	(379)	(254)	(125)	(49)%

Net cash provided by operating activities	$15,601	$10,253	$5,348	52%

	Year Ended December 31, 2011	Year Ended December 31, 2010	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$5,656	$4,174	$1,482	36%
Non-cash items	4,851	5,892	(1,041)	(18)%
Changes in operating assets and liabilities	(254)	366	(620)	(169)%

Net cash provided by operating activities	$10,253	$10,432	$(179)	(2)%

Cash flows provided by operating activities in 2012 compared to 2011 increased by $5.4 million primarily as the result of higher net income and non-cash items. The increase in non-cash items was primarily the result of higher stock compensation expense due to an additional layer of stock-based awards, partially offset by the change in deferred tax assets primarily from the reversal of the valuation allowance in 2011.

Cash flows from investing activities

Cash flows from investing activities decreased by $15.9 million from $6.1 million of cash provided to $9.8 million of cash used. The decrease was primarily the result of net purchases of marketable securities in 2012 compared to net maturities in 2011 and the recent acquisition of Attributor. Additionally, pursuant to the plan for suspending operations of the joint ventures with Nielsen, in April 2012 we received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension-related costs.

Cash flows from financing activities

Cash flows used in financing activities decreased $16.9 million from $19.3 million to $2.4 million. The decrease was primarily the result of fewer purchases of common stock by the Company in the current period and higher excess tax benefits generated on stock-based awards, partially offset by cash dividends paid.

Commitments and contingencies

In May 2010 we entered into an amendment with the landlord of our corporate offices to extend the length of our facilities lease through August 2016 with rent payments totaling $5.3 million.

Our obligations under non-cancelable operating leases for our facilities and various equipment leases totaled $3.3 million as of December 31, 2012 and are payable in monthly installments through August 2016.

Future cash expectations

In connection with the settlement, renewal and extension agreement with Verance, our cash flow was higher in 2012 compared to 2011 as a result of payments of royalties from Verance in 2012. However, due to limited access to Verance’s projected revenue, we are not able to estimate the future cash flow impact of royalty revenue we may earn from Verance.

In connection with our arrangement with IV, our cash flow was higher in 2012 compared to 2011 as a result of the increasing quarterly installments on the license issue fee paid in 2012. After the second quarter of 2013, the quarterly installments on the license issue fee end. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV.

Our Board of Directors has approved a stock repurchase program of which we have $3,998 available as of December 31, 2012. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

On February 20, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on March 11, 2013 to shareholders of record on March 4, 2013. The aggregate amount of the quarterly dividend payment is expected to be approximately $800.

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

Contractual Obligations

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total operating lease obligations	$3,331	$893	$1,810	$628	$—

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us:

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	trends and expectations in revenue growth;

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

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	the success of our acquisition of Attributor Corporation;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2012, we had an investment portfolio of money market funds, commercial securities and U.S. government securities, including those classified as cash and cash equivalents, and short- and long-term marketable securities, totaling $39.1 million. The original maturities of our investment portfolio range from 43 to 1,000 plus days with an average interest rate of 0.59%. If market interest rates were to decrease immediately and uniformly by 10% from levels as of December 31, 2012, the decline of the fair market value of the fixed income portfolio would not be material.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the accompanying Notes that are filed as part of this Annual Report are listed under Part III, Item 15, Exhibits and Financial Statement Schedules and are set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Any control system, no matter how well conceived and operated, and because of inherent limitations, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of our consolidated financial statements.

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

We acquired Attributor Corporation (“Attributor”) on December 3, 2012. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, Attributor’s internal control over financial reporting associated with total assets representing 2% of Digimarc Corporation’s total assets and revenue representing 1% of Digimarc Corporation’s revenues included in the consolidated financial statements of Digimarc Corporation and subsidiary as of and for the year ended December 31, 2012.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited Digimarc Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digimarc Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Digimarc Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Digimarc Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Digimarc Corporation acquired Attributor Corporation (Attributor) on December 3, 2012, and management excluded from its assessment of the effectiveness of Digimarc Corporation’s internal control over financial reporting as of December 31, 2012, Attributor’s internal control over financial reporting associated with total assets representing 2% of Digimarc Corporation’s total assets and revenues representing 1% of Digimarc Corporation’s revenue included in the consolidated financial statements of Digimarc Corporation and subsidiary as of and for the year-ended December 31, 2012. Our audit of internal control over financial reporting of Digimarc Corporation also excluded an evaluation of internal control over financial reporting of Attributor.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation and subsidiary as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 22, 2013

ITEM 9B:	OTHER INFORMATION

On December 6, 2012, we entered into a renewal and extension of the Counterfeit Deterrence System Development and License Agreement with the Bank of International Settlements through 2024. The agreement is attached as Exhibit 10.2 to this Annual Report on Form 10-K.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2013 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm – KPMG LLP

(ii)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(iii)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(vi)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted since they are not required or are not applicable or the required information is shown in the consolidated financial statements or related notes.

(a)(3) Exhibits

See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION

Date: February 22, 2013	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2013

/S/ MICHAEL MCCONNELL Michael McConnell	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2013

/S/ PETER W. SMITH Peter W. Smith	Director	February 22, 2013

/S/ JAMES T. RICHARDSON James T. Richardson	Director	February 22, 2013

/S/ WILLIAM J. MILLER William J. Miller	Director	February 22, 2013

/S/ BERNARD WHITNEY Bernard Whitney	Director	February 22, 2013

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiary as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digimarc Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 22, 2013

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,866	$3,419
Marketable securities	25,403	22,244
Trade accounts receivable, net	4,216	3,502
Other current assets	1,016	1,306

Total current assets	37,501	30,471
Marketable securities	6,787	7,715
Property and equipment, net	1,453	1,395
Intangibles, net	6,721	2,808
Goodwill	1,114	—
Investments in joint ventures	—	415
Deferred tax assets, net	3,589	2,634
Other assets	166	355

Total assets	$57,331	$45,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,143	$952
Deferred revenue	2,512	2,660

Total current liabilities	3,655	3,612
Deferred rent and other long-term liabilities	673	464

Total liabilities	4,328	4,076
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at December 31, 2012 and 2011)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,168,359 and 7,008,031 shares issued and outstanding at December 31, 2012 and 2011, respectively)	7	7
Additional paid-in capital	39,869	34,511
Retained earnings	13,077	7,149

Total shareholders’ equity	53,003	41,717

Total liabilities and shareholders’ equity	$57,331	$45,793

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue:
Service	$10,792	$12,395	$12,324
License and subscription	33,583	23,644	18,826

Total revenue	44,375	36,039	31,150
Cost of revenue:
Service	5,917	6,638	6,464
License and subscription	591	299	236

Total cost of revenue	6,508	6,937	6,700
Gross profit	37,867	29,102	24,450
Operating expenses:
Sales and marketing	3,827	4,336	3,545
Research, development and engineering	8,741	7,327	5,687
General and administrative	9,457	9,956	7,864
Intellectual property	1,248	1,094	1,203

Total operating expenses	23,273	22,713	18,299

Operating income	14,594	6,389	6,151
Net loss from joint ventures	(1,107)	(2,714)	(2,180)
Interest income, net	179	195	245

Income before income taxes	13,666	3,870	4,216
(Provision) benefit for income taxes	(5,394)	1,786	(42)

Net income	$8,272	$5,656	$4,174

Earnings per common share:
Net income per common share—basic	$1.16	$0.84	$0.59
Net income per common share—diluted	$1.12	$0.76	$0.55
Weighted average common shares outstanding—basic	6,757	6,741	7,120
Weighted average common shares outstanding—diluted	6,989	7,430	7,623
Cash dividends declared per common share	$0.33	$—	$—

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009	10,000	$50	7,205,701	$7	$49,283	$(2,681)	$46,659
Exercise of stock options	—	—	313,832	—	3,045	—	3,045
Issuance of restricted common stock	—	—	124,560	—	—	—	—
Forfeiture of restricted common stock	—	—	(3,450)	—	—	—	—
Purchase and retirement of common stock	—	—	(197,193)	—	(5,824)	—	(5,824)
Stock-based compensation	—	—	—	—	3,105	—	3,105
Net loss	—	—	—	—		4,174	4,174

BALANCE AT DECEMBER 31, 2010	10,000	50	7,443,450	7	49,609	1,493	51,159
Exercise of stock options	—	—	169,420	—	1,651	—	1,651
Issuance of restricted common stock	—	—	190,180	—	—	—	—
Forfeiture of restricted common stock	—	—	(18,120)	—	—	—	—
Purchase and retirement of common stock	—	—	(776,899)	—	(22,048)	—	(22,048)
Stock-based compensation	—	—	—	—	4,231	—	4,231
Tax benefit from stock-based awards	—	—	—	—	1,068	—	1,068
Net income	—	—	—	—	—	5,656	5,656

BALANCE AT DECEMBER 31, 2011	10,000	50	7,008,031	7	34,511	7,149	41,717
Exercise of stock options	—	—	172,250	—	1,660	—	1,660
Issuance of restricted common stock	—	—	202,340	—	—	—	—
Forfeiture of restricted common stock	—	—	(12,300)	—	—	—	—
Purchase and retirement of common stock	—	—	(201,962)	—	(4,760)	—	(4,760)
Stock-based compensation	—	—	—	—	5,414	—	5,414
Tax benefit from stock-based awards	—	—	—	—	3,044	—	3,044
Net income	—	—	—	—	—	8,272	8,272
Cash dividends declared	—	—	—	—	—	(2,344)	(2,344)

BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$8,272	$5,656	$4,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	600	613	565
Amortization and write-off of intangibles	385	143	79
Stock-based compensation	5,256	4,216	3,068
Net loss from joint ventures	1,107	2,714	2,180
Deferred income taxes	(284)	(3,640)	—
Tax benefit from stock-based awards	3,688	1,873	—
Excess tax benefit from stock-based awards	(3,044)	(1,068)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(187)	(21)	89
Other current assets	219	240	(473)
Other assets	201	107	(32)
Accounts payable and other liabilities	(228)	(668)	507
Deferred revenue	(384)	88	275

Net cash provided by operating activities	15,601	10,253	10,432
Cash flows from investing activities:
Purchase of property and equipment	(570)	(678)	(781)
Capitalized patent costs and purchased intellectual property	(1,170)	(712)	(914)
Investments in joint ventures, net	(692)	(2,100)	(2,800)
Business acquisitions, net of cash acquired	(5,092)	—	—
Sale or maturity of marketable securities	144,214	74,689	122,176
Purchase of marketable securities	(146,444)	(65,044)	(127,878)

Net cash provided by (used in) investing activities	(9,754)	6,155	(10,197)
Cash flows from financing activities:
Issuance of common stock	1,660	1,651	3,045
Purchase of common stock	(4,760)	(22,048)	(5,824)
Cash dividends paid	(2,344)	—	—
Excess tax benefit from stock-based awards	3,044	1,068	—

Net cash used in financing activities	(2,400)	(19,329)	(2,779)

Net increase (decrease) in cash and cash equivalents	3,447	(2,921)	(2,544)
Cash and cash equivalents at beginning of period	3,419	6,340	8,884

Cash and cash equivalents at end of period	$6,866	$3,419	$6,340

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,819	$13	$42
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$108	$65	$37
Supplemental schedule of non-cash financing activities:
Exercise of stock options	$1,660	$1,651	$3,038

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term license and service contracts, goodwill, impairments and estimation of useful lives of long-lived assets, contingencies and litigation, patent costs, stock-based compensation and income taxes. Digimarc bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and pre-refunded municipal bonds totaling $5,878 and $2,992 at December 31, 2012 and 2011, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2012 and 2011, respectively, was as follows:

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$901	$—	$—	$901
Certificates of deposits	—	491	—	491
U.S. treasuries	—	289	—	289
U.S. federal agency notes	—	1,637	—	1,637
Pre-refunded and other municipals	—	22,036	—	22,036
Corporate notes	—	10,100	—	10,100
Commercial paper	—	2,614	—	2,614

Total	$901	$37,167	$—	$38,068

December 31, 2011	Level 1	Level 2	Level 3	Total
Money market securities	$896	$—	$—	$896
Certificates of deposits	—	736	—	736
U.S. treasuries	—	718	—	718
U.S. federal agency notes	—	7,942	—	7,942
Pre-refunded and other municipals	—	2,800	—	2,800
Corporate notes	—	16,459	—	16,459
Commercial paper	—	3,400	—	3,400

Total	$896	$32,055	$—	$32,951

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2012 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Maturities	$38,068	$31,200	$6,868	$—	$—

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

Goodwill

The Company accounts for business combinations under the acquisition method of account in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in earnings from operations.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company reviews goodwill in June of each year, or on an interim basis if required, for impairment to determine if events or changes in business conditions indicate that the carrying value of the goodwill may not be recoverable. Such reviews assess the fair value of the assets compared to the carrying values.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets, including definite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through December 31, 2012, there have been no such impairment losses.

Research and Development

Research and development costs are expensed as incurred in accordance with ASC 730 “Research and Development.”

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company is subject to federal and state income taxes within the U.S. and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company is also subject to withholding taxes in various foreign jurisdictions. The withholding taxes are computed by the customers and paid to foreign jurisdictions on our behalf. The Company reports a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

(2) Recent Accounting Pronouncements

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

•

License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives royalties as its income stream. Subscription revenue, which consists of products and services, are more recurring in nature.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Subscription revenue, which includes subscriptions for products and services, is generally paid in advance and s recognized over the term of the license or service period, which is generally one month to twenty-four months.

Deferred revenue consists of billings in advance for professional services, licenses and subscriptions for which revenue has not been earned.

(4) Acquisition of Attributor Corporation

On December 3, 2012, Digimarc acquired Attributor pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Digimarc, DA Sub Inc., a wholly owned subsidiary of Digimarc (“Merger Sub”), Attributor, and Fortis Advisors LLC, as the representative for Attributor’s security holders. In accordance with the terms of the Merger Agreement, Merger Sub merged with and into Attributor (the “Merger”), with Attributor surviving the Merger as a wholly owned subsidiary of Digimarc.

Under the terms of the Merger Agreement, the closing merger consideration to be paid was $5,632 in cash less certain adjustments. The amount of cash paid by Digimarc after adjustments was $5,442. Additionally, $150 of the closing merger consideration was placed into an escrow account and subject to indemnification claims for a period up to 17 months. The Attributor stockholders may also receive up to an additional $900 of cash consideration that is contingent upon meeting certain performance objectives for the fiscal years ending December 31, 2012 and 2013, as set forth in the Merger Agreement. The contingent cash payment, if earned, will be made in March 2014. In addition, certain key employees of Attributor received $1,000 of restricted shares of common stock of Digimarc, issued pursuant to Digimarc’s 2008 Incentive Plan, which vest over a two-year period and are contingent upon continued employment.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The total purchase price is as follows:

Closing merger consideration	$5,442
Fair value of contingent consideration	190

Total purchase price	$5,632

The estimated fair value of the contingent consideration of $190 at December 31, 2012 is included in other long-term liabilities on the Consolidated Balance Sheet.

The Company incurred $0.2 million of transaction related expenses associated with the Attributor acquisition during the year ended December 31, 2012, which are reflected in general and administrative expense in the Consolidated Statements of Operations.

Preliminary Purchase Price Allocation

The Company accounted for the transaction using the acquisition method. Under the acquisition method of accounting, total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and Digimarc may adjust the preliminary purchase price allocation after obtaining more information. The final purchase price allocation is pending the completion of our review of the acquired tax assets and liabilities, which is expected to be completed by mid-2013.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. The preliminary allocation of the purchase price estimated at the December 3, 2012 acquisition date is as follows:

Total purchase price		$5,632
Less: Estimated fair value of net tangible assets acquired and (liabilities assumed):
Cash and cash equivalents	$350
Trade accounts receivable, net	527
Other current assets	18
Property and equipment, net	102
Deferred tax assets	1,225
Accounts payable and other accrued liabilities	(499)
Deferred revenue	(225)

Less: Estimated fair value of identifiable intangible assets acquired:
Existing technology	1,560
Customer relationships	290
Backlog	760
Tradenames	290
Non-solicitation agreements	120

Preliminary goodwill		$1,114

The goodwill is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure and expected synergies from the combination of operations.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Fair Value of Intangible Assets Acquired

The following table summarizes the estimated fair value of intangible assets acquired, their estimated useful lives and the amortization in the Consolidated Statements of Operations for the year ended December 31, 2012:

	Fair Value	Estimated Life (years)	Amortization Expense
Amortization expense:
Cost of revenue:
Existing technology	$1,560	5	$26
Sales and marketing:
Customer relationships	290	7	3
Backlog	760	2	32
Tradenames	290	3	8
General and administrative:
Non-solicitation agreements	120	1	10

Total	$3,020		79

The fair value of the acquired intangible assets was determined using a discounted cash flow valuation methodology using Level 3 inputs.

The operating results of Attributor are included in the Company’s results of operations since the date of acquisition.

Unaudited Actual and Pro Forma Information

Our consolidated revenues for the year ended December 31, 2012 included $0.2 million from Attributor and our consolidated net income for the year ended December 31, 2012 included a $0.2 million net loss from Attributor subsequent to the acquisition date and without any intercompany allocations. Both revenues and the net loss from Attributor for the year ended December 31, 2012 were negatively impacted by a $0.2 million purchase accounting adjustment.

The following table presents the unaudited pro forma results for the periods set forth below. The unaudited pro forma financial information combines the results of operations as though the acquisition had occurred on January 1, 2011. No pro forma adjustments have been made for our incremental transaction or integration-related costs. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on January 1, 2011: (in thousands):

	Pro-Forma	Pro-Forma
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(unaudited)	(unaudited)
Revenue	$49,273	$39,445
Net income	$6,807	$2,265
Net income per common share—basic	$0.95	$0.33
Net income per common share—diluted	$0.92	$0.30

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The pro forma information above includes the following pro forma adjustments that effected net income (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(unaudited)	(unaudited)
Revenue adjustment	$145	$(233)
Amortization expense	(830)	(950)
Stock-based compensation expense	(505)	(505)
Direct transaction costs	190	(190)
Income tax benefit	834	1,747

Total impact to net income of pro forma adjustments	$(166)	$(131)

(5) Patent Licensing Arrangement with Intellectual Ventures

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

The financial aspects of the IV agreement for the Company include:

•	a license issue fee of $36 million, paid to the Company in increasing quarterly installments over three years ($11,400 in 2011, $12,550 in 2012 and $6,775 in 2013);

•	20% of the profits generated from the IV licensing program, which profits consist of sublicensing and other monetization revenue less specified expenses, including the license issue fee;

•	IV assumes responsibility for approximately $1 million per year in prosecution and maintenance costs previously borne by the Company;

•	a minimum of $4 million of paid support services over five years from the Company to assist IV in maximizing the value of the licensed assets; and

•

a royalty-free grant-back license to the licensed patents to continue the Company’s existing business related to those assets, including maintaining and renewing existing patent licenses, and providing software and services.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The payment terms extend beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue is being recognized when the installments are due, and the support services will be recognized as the services are performed.

(6) Segment Information

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Domestic	$30,736	$22,660	$19,034
International	13,639	13,379	12,116

Total	$44,375	$36,039	$31,150

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
IV	30%	33%	18%
Verance Corporation (“Verance”)	27%	*	*
Central Banks	23%	27%	30%
The Nielsen Company (“Nielsen”)	*	11%	12%
Arbitron	—	—	14%

*	Less than 10%

(7) Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants, restricted stock awards and preferred stock.

Stock-based compensation expense related to internal legal labor is capitalized to patent costs based on direct labor hours charged to capitalized patent costs.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

A summary of the weighted average assumptions and results for options granted are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected life (in years)	N/A	5.28 – 5.75	5.2 – 6.0
Expected volatility	N/A	42% – 44%	52% – 55%
Risk-free interest rate	N/A	1.0% – 2%	2.5% – 3.0%
Expected dividend yield	N/A	0%	0%

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Fair value of stock options granted	$—	$2,464	$1,159

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually three to four years for employees and one year for directors, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients. Restricted stock awards are treated as outstanding when granted.

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest, including awards made to directors who are expected to continue with the Company through the year following the date of grant.

Stock-based Compensation

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Stock-based compensation:
Cost of revenue	$603	$593	$373
Sales and marketing	409	302	192
Research, development and engineering	840	560	314
General and administrative	3,148	2,568	2,083
Intellectual property	256	193	106

Stock compensation expense	5,256	4,216	3,068
Capitalized to patent costs	108	65	37

Total stock-based compensation	$5,364	$4,281	$3,105

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unrecognized compensation costs	$8,333	$9,463	$6,212

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of December 31, 2012 for stock options and restricted stock over a weighted average periods through December 2016 as follows:

	Stock Options	Restricted Stock
Weighted average period	1.13 years	1.46 years

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(8) Net Income Per Common Share

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating securities. The following table reconciles earnings per common share for the year ended December 31, 2012:

Year Ended December 31, 2012
Basic EPS:
Net income	$8,272
Less: Net income allocable to participating securities	(426)

Net income allocable to common shares	$7,846
Weighted average common shares outstanding – basic (in thousands)	6,757

Basic earnings per common share	$1.16

Year Ended December 31, 2012
Diluted EPS:
Net income	$8,272
Less: Net income allocable to participating securities	(426)

Net income allocable to common shares	$7,846
Weighted average common shares outstanding – basic (in thousands)	6,757
Dilutive effect of non-participating securities (in thousands)	232

Weighted average common shares outstanding – dilutive (in thousands)	6,989
Diluted earnings per common share	$1.12

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted net income per share calculations for the year ended December 31, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

Net income per common share was calculated under the treasury stock method in prior periods because the impact of applying the two-class method for computing basic and diluted earnings per common share was not

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

(9) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31, 2012	December 31, 2011
Trade accounts receivable	$4,216	$3,502
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$4,216	$3,502

Unpaid deferred revenue included in accounts receivable	$1,589	$2,084

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Unpaid deferred revenue

The unpaid deferred revenue that are included in trade accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenue from the Company’s cash-basis customers are not included in trade accounts receivable nor deferred revenue accounts.

Major customers

Customers who accounted for more than 10% of trade accounts receivable, are as follows:

	December 31, 2012	December 31, 2011
Central Banks	30%	45%
Nielsen	24%	29%
Civolution	14%	14%

(10) Property and Equipment

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

	December 31, 2012	December 31, 2011
Office furniture and fixtures	$420	$410
Equipment	1,886	1,872
Leasehold improvements	1,083	1,041

Gross property and equipment	3,389	3,323
Less accumulated depreciation and amortization	(1,936)	(1,928)

Property and equipment, net	$1,453	$1,395

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:	Operating Leases
2013	$893
2014	890
2015	920
2016	628
2017	—
Thereafter	—

Total minimum lease payments	$3,331

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Rent expense on the operating leases are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Rent expense	$776	$866	$832

(11) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life (years)	December 31, 2012	December 31, 2011
Capitalized patent costs	17-20	$3,973	$3,035
Intangible assets acquired:			—
Purchased patents and intellectual property	3-10	250	13
Existing technology	5	1,560	—
Customer relationships	7	290	—
Backlog	2	760	—
Tradenames	3	290	—
Non-solicitation agreements	1	120	—

Gross intangible assets		7,243	3,048
Accumulated amortization		(522)	(240)

Intangible assets, net		$6,721	$2,808

The aggregate amortization expense recorded in 2012, 2011 and 2010 was $315, $124 and $79, respectively. For intangible assets recorded at December 31, 2012, the estimated future aggregate amortization expense for the years ending December 31, 2012 through 2017 is approximately:

Year ending December 31:	Amortization Expense
2013	$1,061
2014	975
2015	572
2016	477
2017	441

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(12) Shareholders’ Equity

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

The Board of Directors authorized 10,000 shares of Series A Redeemable Nonvoting Preferred stock (“Series A Preferred”) that were issued to certain executive officers at the time of formation. The Series A Preferred has no voting rights, except as required by law, and may be redeemed at the option of the Company’s Board of Directors at any time on or after June 18, 2013.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

Stock Options

As of December 31, 2012, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 799,415 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised, canceled and expired under the stock incentive plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	1,167,323	$9.65	$6.28
Granted	140,000	$15.64	$8.28
Exercised	(313,832)	$9.70	$6.32
Canceled	—	—	—

Options outstanding, December 31, 2010	993,491	$10.47	$6.55
Granted	215,000	$27.84	$11.46
Exercised	(169,420)	$9.75	$6.33
Canceled	(10,833)	$9.64	$6.28

Options outstanding, December 31, 2011	1,028,238	$14.23	$7.61
Granted	—	—	—
Exercised	(172,250)	$9.64	$6.29
Canceled	—	—	—

Options outstanding, December 31, 2012	855,988	$15.16	$7.88	$6,280

Options exercisable, December 31, 2012	693,248	$12.78		$6,110
Options unvested, December 31, 2012	162,740	$25.28		$170

The aggregate intrinsic value is based on the closing price of $20.70 per share of Digimarc common stock on December 31, 2012, which would have been received by the optionees had all of the options with exercise prices less than $20.70 per share been exercised on that date.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64 – $9.91	508,072	5.86	$9.66	508,072	5.86	$9.66
$14.99 – $18.01	132,916	7.08	$15.67	103,126	7.10	$15.87
$24.35 – $30.01	215,000	8.57	$27.84	82,050	8.49	$28.26

$9.64 – $30.01	855,988	6.73	$15.16	693,248	6.36	$12.78

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

The following table reconciles the unvested balance of restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2009	111,000	$10.02
Granted	124,560	$16.77
Vested	(34,350)	$9.89
Canceled	(3,450)	$13.05

Unvested balance, December 31, 2010	197,760	$14.25
Granted	190,180	$29.12
Vested	(73,110)	$20.82
Canceled	(18,120)	$19.24

Unvested balance, December 31, 2011	296,710	$21.51
Granted	202,340	$22.51
Vested	(117,667)	$22.52
Canceled	(12,300)	$22.05

Unvested balance, December 31, 2012	369,083	$21.72

(13) Defined Contribution Pension Plan

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company made matching contributions in the aggregate amount as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Matching contributions	$366	$349	$323

(14) Joint Venture and Related Party Transactions

In June 2009, the Company entered into two joint venture agreements with Nielsen to launch two new companies; TVaura LLC and TVaura Mobile LLC. The two joint venture agreements and a revised patent license agreement expanded and replaced the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the new agreements, the Company and Nielsen agreed to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

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

The Company provided technical and development services to the joint ventures totaling $6,848 during the period 2009 through 2012. Service revenue was recognized as the services are performed.

The Company and Nielsen each made initial cash contributions aggregating $3,500 payable quarterly from July 2009 through July 2011 to fund TVaura LLC and initial cash contributions aggregating $2,500 payable quarterly from July 2009 through July 2011 to fund TVaura Mobile LLC.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company recorded the following net losses on the joint ventures based on the Company’s pro-rata share of the net losses incurred by TVaura LLC and TVaura Mobile LLC:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
The Company’s pro-rata share—net loss
TVaura LLC	$(27)	$(1,376)	$(1,440)
TVaura Mobile LLC	$(1,100)	$(1,338)	$(740)
Total	$(1,127)	$(2,714)	$(2,180)

The Company’s gain / (loss) on investment
TVaura LLC	$70
TVaura Mobile LLC	$(50)
Total	$20

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended and the Company’s investment in each joint venture is $0 as of December 31, 2012.

Related Party Transactions

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
TVaura LLC:
Capital contributions (return of capital)	$(104)	$1,200	$1,600
Revenue (1)	$—	$2,640	$2,723
TVaura Mobile LLC:
Capital contributions	$796	$900	$1,200
Revenue (1)	$272	$—	$—
Total:
Capital contributions, net	$692	$2,100	$2,800
Revenue (1)	$272	$2,640	$2,723

(1)	Technical and development services

(15) Income Taxes

For the year ended December 31, 2012, the provision for income taxes reflects current tax expense, deferred tax expense and withholding tax expense in various foreign jurisdictions. The withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on the Company’s behalf. The effective tax rate for the year ended December 31, 2012 was 39%. Excess tax benefits associated with stock compensation are being utilized in the current year to offset tax payable and credit additional paid-in capital.

For the year ended December 31, 2011, the provision for income taxes reflects current tax expense, deferred tax benefit and withholding tax expense in various foreign jurisdictions. The effective tax rate for the year ended December 31, 2011 was a tax benefit of 46%. Excess tax benefits associated with stock compensation were being utilized in 2011 to offset tax payable and credit additional paid-in capital. The Company recognized a deferred

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

tax benefit of $2,581 during the year ended December 31, 2011 as a result of releasing the valuation allowance on deferred tax assets. The Company concluded, based on an analysis of all the facts, including projections of future income, that it was more likely than not that all of its deferred tax assets will be realized.

Components of tax expense (benefit) allocated to continuing operations include the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$4,699	$1,066	$—
State	570	3	—
Foreign	1	(20)	42

Sub-total	5,270	1,049	42
Deferred:
Federal	97	(2,470)	—
State	27	(365)	—
Foreign	—	—	—

Sub-total	124	(2,835)	—

Total tax (benefit) expense	$5,394	$(1,786)	$42

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2012%		Year Ended December 31, 2011%		Year Ended December 31, 2010%
Income taxes computed at statutory rates	$4,647	34%	$1,316	34%	$1,434	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	705	5%	194	5%	220	5%
Federal and state research and experimentation credits	(122)	(1)%	(784)	(20)%	(353)	—
Change in valuation allowance	12	—	(2,581)	(67)%	(1,275)	(32)%
Transaction costs	65	1%	—	—	—	—
Impact of federal graduated rates	39	—	—	—	—	—
Other	48	—	69	2%	16	—

Total	$5,394	39%	$(1,786)	(46)%	$42	7%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Stock based compensation	$2,636	$1,976
Federal and state net operating losses	1,900	—
Goodwill	1,146	1,254
Accrued compensation	50	—
Deferred rent	170	190
Federal and state research and experimentation credits	—	458
Other	—	21

Total gross deferred tax assets	5,902	3,899
Less valuation allowance	(184)	—

Net deferred tax assets	$5,718	$3,899

Deferred tax liabilities:
Patent expenditures	$(1,385)	$(1,051)
Fixed asset differences	(167)	(13)
Intangible asset differences	(506)	(13)
Other	(18)	(13)

Total deferred tax liabilities	$(2,076)	$(1,064)

Net deferred tax assets	$3,642	$2,835

For the year ended December 31, 2012, the Company acquired 100% of the outstanding stock of Attributor Corporation in a non-taxable transaction. Due to Attributor’s history of losses and the inability to utilize Attributor losses to offset the Company’s income for state tax purposes, the Company concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized and a full valuation allowance has been recorded on the state deferred tax assets of Attributor. The valuation allowance recorded as of December 31, 2012 and 2011 is $184 and $0, respectively, and relates to state deferred tax assets acquired as part of the Attributor acquisition.

For the year ended December 31, 2011, the Company determined that it was more likely than not that the net deferred tax assets would be realized and the entire valuation allowance in the amount of $2,581 was released.

As of December 31, 2012, the Company has federal and state net operating loss carry-forwards of $4,873 and $4,873, respectively, which have a carry-forward of 8 – 20 years depending on the jurisdiction. The deferred tax assets, before valuation allowance, for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of IRC Sec. 382. As of December 31, 2012, the Company has federal and state research and experimental tax credits of $49 and $12, respectively, which have a carry-forward of 5 – 19 years depending on the jurisdiction and for which the benefits upon usage will be

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

recorded in additional paid-in capital from the effects of stock options. As of December 31, 2012, the Company has foreign tax credits of $56 which have a carry-forward of 7 – 9 years and for which the benefits upon usage will be recorded in additional paid-in capital from the effects of stock options.

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. On initial adoption of ASC 740 and through December 31, 2010, the Company recognized no uncertain tax positions nor accrued interest and penalties associated with uncertain tax positions. For the years ended December 31, 2012 and 2011, the Company recognized uncertain tax positions and no accrued interest and penalties associated with uncertain tax positions. The Company does not anticipate any unrecognized benefits that will significantly increase or decrease within the next 12 months.

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	December 31, 2012	December 31, 2011
Beginning balance	$102	$—
Addition for current year tax positions	6	30
Addition for prior year tax positions	—	72
Settlements with taxing authorities	—	—
Lapsing of statutes of limitations	—	—

Ending balance	$108	$102

The balance for uncertain tax positions is classified as a long-term liability on the consolidated balance sheet. All uncertain tax positions if reversed would affect the effective tax rate.

The Company is subject to examination in the federal jurisdiction for the tax years ending December 31, 2012, 2011 and 2010 and other state jurisdictions for the tax years ending December 31, 2012, 2011, 2010, 2009 and 2008.

(16) Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

Our newly acquired subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012, and was consolidated with other lawsuits brought by Blue Spike into Civil Action No. 6:12-cv-00499.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity.

The court is consolidating cases that Blue Spike brought against over sixty defendants into one case. After that process is complete, a schedule should be set.

Blue Spike has not alleged a specific amount of monetary damages in its Complaint.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business.

(17) Stock Repurchases

Summary of common stock shares repurchased:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Private transaction	—	552,536	—
Repurchase program	50,900	104,577	—
Exercise of stock options	69,272	48,432	102,077
Tax withholding obligations on stock options	39,005	46,401	81,610
Tax withholding obligations on restricted shares	42,785	24,953	13,506

Total	201,962	766,899	197,193

Value of common stock shares repurchased:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Private transaction	$—	$14,927	$—
Repurchase program	1,201	3,099	—
Exercise of stock options	1,660	1,651	3,037
Tax withholding obligations on stock options	949	1,658	2,435
Tax withholding obligations on restricted shares	950	713	352

Total	$4,760	$22,048	$5,824

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

In each of April 2009 and November 2011, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of shares of the Company’s common stock through either periodic open-market or private transactions at then-prevailing market prices. Under the April 2009 program that expired in April 2012, the Company repurchased 223,851 shares at an aggregate purchase price of $4,858. Under the November 2011 program, the Board of Directors approved an additional $5,000. In December 2012, the program was extended through December 31, 2013. As of December 31, 2012, the Company had repurchased 43,293 shares under this program at an aggregate purchase price of $1,002.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

(18) Subsequent Events

On February 20, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on March 11, 2013 to shareholders of record on March 4, 2013.

(19) Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2012
Service revenue	$3,048	$2,609	$2,616	$2,519
License and subscription revenue	13,998	6,503	6,287	6,795

Total revenue	17,046	9,112	8,903	9,314
Total cost of revenue	1,810	1,583	1,467	1,648
Gross profit	15,236	7,529	7,436	7,666
Gross profit percent, service revenue	44%	44%	48%	45%
Gross profit percent, license and subscription revenue	99%	98%	98%	96%
Gross profit percent, total	89%	83%	84%	82%
Sales and marketing	$1,007	$970	$937	$913
Research, development and engineering	1,998	2,146	2,320	2,277
General and administrative	2,758	2,191	2,282	2,226
Intellectual property	319	291	309	329
Operating income	9,154	1,931	1,588	1,921
Net income	4,999	1,216	1,003	1,054
Earnings per common share:
Net income per common share—basic	$0.74	$0.17	$0.14	$0.15
Net income per common share—diluted	$0.70	$0.17	$0.14	$0.14
Weighted average common shares outstanding—basic	6,738	6,737	6,761	6,791
Weighted average common shares outstanding—diluted	7,140	6,993	6,984	6,966

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Quarter ended:	March 31	June 30	September 30	December 31
2011
Service revenue	$3,069	$3,165	$3,108	$3,053
License and subscription revenue	6,022	6,308	5,442	5,872

Total revenue	9,091	9,473	8,550	8,925
Total cost of revenue	1,649	1,690	1,742	1,856
Gross profit	7,442	7,783	6,808	7,069
Gross profit percent, service revenue	48%	49%	46%	42%
Gross profit percent, license and subscription revenue	99%	99%	99%	99%
Gross profit percent, total	82%	82%	80%	79%
Sales and marketing	$1,102	$1,017	$1,166	$1,051
Research, development and engineering	1,775	1,884	1,958	1,710
General and administrative	2,847	2,270	2,000	2,839
Intellectual property	301	266	259	268
Operating income	1,417	2,346	1,425	1,201
Net income	938	3,626	639	453
Earnings per common share:
Net income per common share—basic	$0.14	$0.54	$0.10	$0.07
Net income per common share—diluted	$0.12	$0.50	$0.09	$0.06
Weighted average common shares outstanding—basic	6,864	6,696	6,706	6,699
Weighted average common shares outstanding—diluted	7,505	7,245	7,344	7,279

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

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

2.3	Agreement and Plan of Merger, dated December 3, 2012, by and among Digimarc, DA Sub Inc., a wholly owned subsidiary of Digimarc Corporation, Attributor, and Fortis Advisors LLC, as the representative for Attributor’s security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 4, 2012 (File No. 001-34108))†

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

Exhibit Number	Exhibit Description

4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements(4)

*10.3	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.4	Employment Agreement, effective as of November 1, 2011, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 7, 2011 (File No. 001-34108))

*10.5	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.6	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.8	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness, Knudson and Meyer

10.10	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.11	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.13	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.15	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.16	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.17	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

21.1	List of Affiliates

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Digimarc hereby undertakes to furnish to the Securities and Exchange Commission (the “Commission”) copies of the omitted schedules and exhibits upon request by the Commission.

(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(2)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 10, 2009, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(3)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on March 17, 2011, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(4)	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-4