Form 10-Q
period 2013-03-31
Digimarc CORP
filed 2013-05-03
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 22, 2013, there were 7,273,355 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,630	$6,866
Marketable securities	23,620	25,403
Trade accounts receivable, net	4,444	4,216
Other current assets	1,088	1,016

Total current assets	38,782	37,501
Marketable securities	7,387	6,787
Property and equipment, net	1,381	1,453
Intangibles, net	6,683	6,721
Goodwill	1,114	1,114
Deferred tax assets, net	3,673	3,589
Other assets	165	166

Total assets	$59,185	$57,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$937	$1,143
Income taxes payable	744	—
Deferred revenue	3,347	2,512

Total current liabilities	5,028	3,655
Deferred rent and other long-term liabilities	507	673

Total liabilities	5,535	4,328
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at March 31, 2013 and December 31, 2012)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,307,305 and 7,168,359 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	7	7
Additional paid-in capital	40,346	39,869
Retained earnings	13,247	13,077

Total shareholders’ equity	53,650	53,003

Total liabilities and shareholders’ equity	$59,185	$57,331

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue:
Service	$2,929	$3,048
Subscription	1,384	278
License	5,930	13,720

Total revenue	10,243	17,046
Cost of revenue:
Service	1,403	1,697
Subscription	635	47
License	96	66

Total cost of revenue	2,134	1,810
Gross profit	8,109	15,236
Operating expenses:
Sales and marketing	1,277	1,007
Research, development and engineering	2,725	1,998
General and administrative	2,186	2,758
Intellectual property	277	319

Total operating expenses	6,465	6,082

Operating income	1,644	9,154
Net loss from joint ventures	—	(1,107)
Other income, net	29	58

Income before income taxes	1,673	8,105
Provision for income taxes	(702)	(3,106)

Net income	$971	$4,999

Earnings per common share:
Earnings per common share—basic	$0.13	$0.74
Earnings per common share—diluted	$0.13	$0.70
Weighted average common shares outstanding—basic	6,838	6,738
Weighted average common shares outstanding—diluted	7,058	7,140
Cash dividends declared per common share	$0.11	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	10,000	$50	7,008,031	$7	$34,511	$7,149	$41,717
Exercise of stock options	—	—	172,250	—	1,660	—	1,660
Issuance of restricted common stock	—	—	202,340	—	—	—	—
Forfeiture of restricted common stock	—	—	(12,300)	—	—	—	—
Purchase and retirement of common stock	—	—	(201,962)	—	(4,760)	—	(4,760)
Stock-based compensation	—	—	—	—	5,414	—	5,414
Tax benefit from stock-based awards	—	—	—	—	3,044	—	3,044
Net income	—	—	—	—	—	8,272	8,272
Cash dividends declared	—	—	—	—	—	(2,344)	(2,344)

BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted common stock	—	—	171,330	—	—	—	—
Forfeiture of restricted common stock	—	—	(2,625)	—	—	—	—
Purchase and retirement of common stock	—	—	(29,759)	—	(648)	—	(648)
Stock-based compensation	—	—	—	—	1,125	—	1,125
Tax benefit from stock-based awards	—	—	—	—	—	—	—
Net income	—	—	—	—	—	971	971
Cash dividends declared	—	—	—	—	—	(801)	(801)

BALANCE AT MARCH 31, 2013	10,000	$50	7,307,305	$7	$40,346	$13,247	$53,650

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net income	$971	$4,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	158	143
Amortization and write-off of intangibles	299	85
Gain on reversal of contingent merger consideration	(190)	—
Stock-based compensation	1,092	1,356
Net loss from joint ventures	—	1,107
Deferred income taxes	(112)	603
Tax benefit from stock-based awards	—	1,443
Excess tax benefit from stock-based awards	—	(1,335)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(228)	1,032
Other current assets	(44)	166
Other assets	1	83
Accounts payable and other accrued liabilities	(213)	(27)
Income taxes payable	778	1,060
Deferred revenue	832	(83)

Net cash provided by operating activities	3,344	10,632
Cash flows from investing activities:
Purchase of property and equipment	(86)	(148)
Capitalized patent costs and purchased intellectual property	(228)	(465)
Sale or maturity of marketable securities	23,116	22,993
Purchase of marketable securities	(21,933)	(28,492)

Net cash provided by (used in) investing activities	869	(6,112)
Cash flows from financing activities:
Issuance of common stock	—	72
Purchase of common stock	(648)	(799)
Cash dividends paid	(801)	—
Excess tax benefit from stock-based awards	—	1,335

Net cash provided by (used in) financing activities	(1,449)	608

Net increase in cash and cash equivalents	2,764	5,128
Cash and cash equivalents at beginning of period	6,866	3,419

Cash and cash equivalents at end of period	$9,630	$8,547

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36	$—
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$33	$27
Investments in joint ventures, net	$—	$692
Supplemental schedule of non-cash financing activities:
Exercise of stock options	$—	$72

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

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

Interim Consolidated Financial Statements

The Company has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 in preparing the accompanying interim consolidated financial statements.

The accompanying interim consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S.”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 22, 2013. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented. The Company has historically combined license and subscription revenue on the consolidated statement of operations, but given the increase in subscription revenue in the current period, the Company is now presenting license revenue and subscription revenue separately.

2. Fair Value of Financial Instruments

Accounting Standards Certification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2013 and December 31, 2012, respectively, was as follows:

March 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$4,432	$—	$—	$4,432
Certificates of deposits	—	490	—	490
U.S. treasuries	—	479	—	479
U.S. federal agency notes	—	335	—	335
Pre-refunded and other municipal bonds	—	21,357	—	21,357
Corporate notes	—	8,825	—	8,825
Commercial paper	—	3,600	—	3,600

Total	$4,432	$35,086	$—	$39,518

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$901	$—	$—	$901
Certificates of deposits	—	491	—	491
U.S. treasuries	—	289	—	289
U.S. federal agency notes	—	1,637	—	1,637
Pre-refunded and other municipal bonds	—	22,036	—	22,036
Corporate notes	—	10,100	—	10,100
Commercial paper	—	2,614	—	2,614

Total	$901	$37,167	$—	$38,068

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2013 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$39,518	$32,131	$7,387	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and pre-refunded municipal bonds totaling $8,511 and $5,878 at March 31, 2013 and December 31, 2012, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

3. Acquisition of Attributor Corporation (“Attributor”)

The Company accounted for the acquisition of Attributor in December 2012 using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and Digimarc may adjust the preliminary purchase price allocation after obtaining more information. The final purchase price allocation is pending the completion of our review of the acquired tax assets and liabilities, which is expected to be completed by mid-2013.

The Company recorded a $190 liability in the preliminary purchase price allocation reflecting the estimated fair value of the contingent merger consideration on the acquisition date, which was presented in deferred rent and other long-term liabilities at December 31, 2012. At March 31, 2013, the Company determined that the estimated fair value of the contingent merger consideration was $0 based on the Company’s most recent projections. The reversal of the $190 liability was reflected as a reduction in general and administrative expense within the consolidated statements of operations for the three-months ended March 31, 2013.

4. Revenue Recognition

The Company derives its revenue primarily from development services, subscriptions and licensing of its patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements and fixed price consulting agreements.

•	Subscription revenue includes subscriptions for products and services, is more recurring in nature, is generally paid in advance and recognized over the term of the subscription.

•	License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

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

•

Subscription revenue, which includes subscriptions for products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one month to twenty-four months.

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

Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which revenue has not been earned.

5. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through licensing of intellectual property, subscriptions of various products and services, and the delivery of services pursuant to contracts with various customers. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel.

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Domestic	$6,125	$13,571
International	4,118	3,475

Total	$10,243	$17,046

Major Customers

Customers who accounted for more than 10% of the Company’s revenue are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Intellectual Ventures (“IV”)	34%	19%
Central Banks	29%	16%
Verance Corporation (“Verance”)	*	52%

*	Less than 10%

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

6. Stock-Based Compensation

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

Stock Options

Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

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

Expected Dividend Yield. The expected dividend yield is derived using a formula which uses the Company’s expected annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.

There were no stock options granted during the three-month periods ended March 31, 2013 and 2012.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually one to four years for employees and one year for directors. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients. Restricted stock awards are treated as outstanding when granted.

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Stock-based compensation:
Cost of revenue	$157	$184
Sales and marketing	112	96
Research, development and engineering	256	185
General and administrative	506	834
Intellectual property	61	57

Stock-based compensation expense	1,092	1,356
Capitalized to patent costs	33	27

Total stock-based compensation	$1,125	$1,383

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of March 31, 2013	As of December 31, 2012
Unrecognized compensation costs	$10,891	$8,333

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of March 31, 2013 for stock options and restricted stock over a weighted average periods through March 2017 as follows:

	Stock Options	Restricted Stock
Weighted average period	1.02 years	1.87 years

Stock Option Activity

As of March 31, 2013, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 660,469 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended March 31, 2013:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	855,988	$15.16	$7.88
Options granted	—	—	—
Options exercised	—	—	—
Options canceled or expired	—	—	—

Outstanding at March 31, 2013	855,988	$15.16	$7.88	$7,094

Exercisable at March 31, 2013	715,643	$13.13		$6,934

Unvested at March 31, 2013	140,345	$25.50		$160

The aggregate intrinsic value is based on the closing price of $21.97 per share of Digimarc common stock on March 31, 2013, which would have been received by the optionees had all of the options with exercise prices less than $21.97 per share been exercised on that date. The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64 - $9.91	508,072	5.62	$9.66	508,072	5.62	$9.66
$14.99 - $18.01	132,916	6.83	$15.67	110,001	6.85	$15.81
$24.35 - 30.01	215,000	8.33	$27.84	97,570	8.26	$28.19

$9.64 - $30.01	855,988	6.49	$15.16	715,643	6.17	$13.13

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2013:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2012	369,083	$21.72
Granted	171,330	$21.81
Vested	(71,420)	$21.78
Canceled	(2,625)	$20.55

Unvested balance, March 31, 2013	466,368	$21.75

7. Earnings Per Common Share

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating securities. The following table reconciles earnings per common share for the three-month period ended March 31, 2013:

Three Months Ended March 31, 2013
Basic EPS:
Net income	$971
Less: Net income allocable to participating securities	(62)

Net earnings allocable to common shares	$909
Weighted average common shares outstanding—basic (in thousands)	6,838

Basic earnings per common share	$0.13

Three Months Ended March 31, 2013
Diluted EPS:
Net income	$971
Less: Net income allocable to participating securities	(62)

Net earnings allocable to common shares	$909
Weighted average common shares outstanding—basic (in thousands)	6,838
Dilutive effect of non-participating securities (in thousands)	220

Weighted average common shares outstanding—dilutive (in thousands)	7,058
Diluted earnings per common share	$0.13

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three-months ended March 31, 2013 as their exercise prices were higher than the average market price of the underlying common stock for the period.

Earnings per common share were calculated under the treasury stock method in prior periods because the impact of applying the two-class method for computing basic and diluted earnings per common share was not material. Basic and diluted earnings per common share were computed using the weighted average number of common shares outstanding during each period, with diluted earnings per common share including the effect of potentially dilutive common shares.

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$4,999	6,738	$0.74
Effect of Dilutive Securities
Options		46
Restricted stock		356

Diluted EPS
Income available to common shareholders	$4,999	7,140	$0.70

There were 75,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three-months ended March, 31, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

8. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31, 2013	December 31, 2012
Trade accounts receivable	$4,444	$4,216
Allowance for doubtful accounts	—	—

Trade accounts receivable, net	$4,444	$4,216

Unpaid deferred revenue included in trade accounts receivable	$1,638	$1,589

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

Unpaid deferred revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenue from the Company’s cash-basis customers is not included in trade accounts receivable nor deferred revenue accounts.

Major customers

Customers who accounted for more than 10% of trade accounts receivable, net are as follows:

	March 31, 2013	December 31, 2012
Central Banks	40%	30%
The Nielsen Company (“Nielsen”)	23%	24%
Civolution	12%	14%

9. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	March 31, 2013	December 31, 2012
Office furniture fixtures	$422	$420
Equipment	1,966	1,886
Leasehold improvements	1,087	1,083

Gross property and equipment	3,475	3,389
Less accumulated depreciation and amortization	(2,094)	(1,936)

Property and equipment, net	$1,381	$1,453

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	March 31, 2013	December 31, 2012
Capitalized patent costs	$4,234	$3,973
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	7,504	7,243
Accumulated amortization	(821)	(522)

Intangibles, net	$6,683	$6,721

11. Joint Venture and Related Party Transactions

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

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended and the Company’s investment in each joint venture is $0 as of March 31, 2013 and December 31, 2012.

12. Income Taxes

The provision for income taxes for the period ended March 31, 2013 and 2012 reflect income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended March 31, 2013 was 42%. The effective tax rate is higher than the statutory tax rate due to the impact of permanent items. The effective tax rate for the period ended March 31, 2012 was 38%. The valuation allowance against net deferred tax assets as of March 31, 2013 was $209, an increase of $25 from $184 as of December 31, 2012.

13. Commitments and Contingencies

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

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case. A schedule for the case has not yet been set. Blue Spike has not alleged a specific amount of monetary damages in its complaint.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business.

14. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Repurchase program	—	7,607
Exercise of stock options	—	2,389
Tax withholding obligations on stock options	—	1,851
Tax withholding obligations on restricted shares	29,759	19,539

Total	29,759	31,386

Value of common stock shares repurchased:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Repurchase program	$—	$198
Exercise of stock options	—	72
Tax withholding obligations on stock options	—	56
Tax withholding obligations on restricted shares	648	473

Total	$648	$799

In November 2011, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of our common stock through either periodic open-market or private transactions at then-prevailing market prices through November 30, 2012. In December 2012, the program was extended through December 31, 2013. As of March 31, 2013, the Company had repurchased 43,293 shares under this program at an aggregate purchase price of $1,002.

As part of the Company’s 2008 Stock Incentive Plan, stock options are granted and restricted stock shares are awarded to certain employees and directors.

Pursuant to the terms of the stock option grants, the Company purchases a number of whole shares of common stock having a fair market value (as determined as of the date of exercise) equal to the amount of the total value of the aggregate exercise price of the options exercised. In addition, the Company withholds (purchases) from shares issued upon exercise of the stock options a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of exercise) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the exercise of such options.

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

15. Subsequent Events

In accordance with ASC 855 “Subsequent Events,” the Company has evaluated subsequent events.

On April 30, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 20, 2013 to shareholders of record on May 13, 2013.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013 (the “2012 Annual Report”) and in the audited consolidated financial statements and related notes included in our 2012 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands, unless otherwise noted. Percentages within the following tables may not foot due to rounding.

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

Our business has further expanded in e-commerce with our recent acquisition of Attributor Corporation (“Attributor”) the global leader in protecting e-books from online piracy. Attributor’s software and services protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet. Online book piracy is a growing and global problem, and with emerging e-book standards and the growing popularity of iPads, Kindles and other e-readers, book piracy is expected to grow dramatically. Attributor is building a promising business in this high growth market, and possesses technical skills and market knowledge that will complement our existing organization.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,200 granted and pending U.S. and foreign filings as of March 31, 2013. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

For a discussion of activities and costs related to our research and development, please read the sections titled “Research, development and engineering” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2012 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2013 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue:
Service	29%	18%
Subscription	14	2
License	58	80

Total revenue	100	100
Cost of revenue:
Service	14	10
Subscription	6	—
License	1	—

Total cost of revenue	21	11
Gross profit	79	89
Operating expenses:
Sales and marketing	12	6
Research, development and engineering	27	12
General and administrative	21	16
Intellectual property	3	2

Total operating expenses	63	36

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Operating income	16	54

Net loss from joint ventures	—	(6)
Other income, net	—	—

Income before income taxes	16	48
Provision for income taxes	(7)	(18)

Net income	9%	29%

Summary

In 2013, we started the year with Attributor fully engaged in our business operations. We expect to expand market penetration in the book publishing industry for deterrence of book piracy, while also continuing to increase investments in marketing and development of Digimarc Discover, bringing to market our packaging and audio offerings, and more directed research and associated hardware, software and intellectual property development.

Total revenue for the three-month period in 2013 decreased 40% to $10.2 million compared to the same period in 2012 primarily due to the $8.0 million past due royalties payment from Verance Corporation (“Verance”) in the 2012 three-month period, partially offset by increased subscription revenue due to the inclusion of Attributor.

Total operating expenses for the three-month period in 2013 increased 6% to $6.5 million compared to the same period in 2012 primarily due to the impact of Attributor’s operations and related acquisition and integration costs, partially offset by the reversal of the contingent merger consideration of $0.2 million related to the acquisition of Attributor.

Revenue

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$2,929	$3,048	$(119)	(4)%
Subscription	1,384	278	1,106	398%
License	5,930	13,720	(7,790)	(57)%

Total	$10,243	$17,046	$(6,803)	(40)%

Revenue (as % of total revenue):
Service	29%	18%
Subscription	14%	2%
License	58%	80%

Total	100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our service revenue is derived from contracts with the Central Banks, Intellectual Ventures (“IV”), and government agencies and contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, for cost reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies and contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with other government agencies are subject to government budgets and funding.

The decrease in service revenue for the three-month period was due primarily to the suspension of operations in the joint ventures, partially offset by new government related work and the favorable impact of our new agreement with the Central Banks.

Subscription. Subscription revenue includes subscriptions for products and services, is more recurring in nature, is generally paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three-month period was due primarily to the inclusion of Attributor.

License. License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. The majority of license revenue is derived from contracts with IV, Nielsen, Civolution and Verance. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue for the three-month period was primarily the result of the $8.0 million past due royalties payment from Verance in the first quarter of 2012, partially offset by the increased quarterly license payment from IV.

Revenue by Geography

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$6,125	$13,571	$(7,446)	(55)%
International	4,118	3,475	643	19%

Total	$10,243	$17,046	$(6,803)	(40)%

Revenue (as % of total revenue):
Domestic	60%	80%
International	40%	20%

Total	100%	100%

The decrease in domestic revenue for the three-month period was primarily the result of the $8.0 million past due royalties payment from Verance in the first quarter of 2012 and the suspension of operations in the joint ventures, partially offset by the inclusion of Attributor, increased quarterly license payment from IV and new government related work in the first quarter of 2013.

The increase in international revenue for the three-month period was due primarily to the inclusion of Attributor and the favorable impact of our new agreement with the Central Banks.

We anticipate a decrease in revenue for the full year 2013 compared to 2012 primarily due to the receipt of the $8.0 million past due royalties payment from Verance in January 2012, and the end of quarterly license payments from IV in May 2013; partially offset by a full year of revenue from Attributor operations and revenue growth in our existing customers and from new customers as we continue to expand the marketing and monetization of our intellectual property portfolio.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts, and, to a lesser extent, direct costs of program delivery for both personnel and operating expenses. Allocated costs include:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel and the cost of contractors to provide Attributor’s subscription service;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	charges for infrastructure and centralized costs of facilities and information technology; and

•	amortization of capitalized patent costs and patent maintenance fees.

Gross Profit

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,526	$1,351	$175	13%
Subscription	749	231	518	224%
License	5,834	13,654	(7,820)	(57)%

Total	$8,109	$15,236	$(7,127)	(47)%

Gross Profit (as % of related revenue components):
Service	52%	44%
Subscription	54%	83%
License	98%	99%
Total	79%	89%

The decrease in total gross profit and total gross profit as a percentage of revenue for the three-month period was due primarily to the receipt of the $8.0 million past due royalties payment from Verance in the first quarter of 2012.

The increase in service gross profit as a percentage of service revenue for the three-month period resulted primarily from service mix and favorable impact of our new agreement with the Central Banks. The decrease in subscription gross profit as a percentage of subscription revenue for the three-month period resulted primarily from the inclusion of Attributor, which has a higher cost component than other subscriptions.

Operating Expenses

We allocate certain costs of sales and marketing, research, development and engineering and intellectual property to cost of service revenue when they relate directly to our customer contracts.

We record all remaining, or “residual,” costs as sales and marketing costs, research, development and engineering, general and administrative, and intellectual property expenses.

We expect operating expenses for the full year 2013 to be higher than 2012, primarily due to a full year of Attributor’s operations which is estimated to include $1.3 million of non-cash charges for amortization of acquired intangibles and stock compensation expense. In addition, we plan to increase spending in engineering, sales and marketing to accelerate our product development initiatives and our sales and marketing growth initiatives.

Sales and marketing

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Increase	Percent Increase
Sales and marketing	$1,277	$1,007	$270	27%
Sales and marketing (as % of total revenue)	12%	6%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three-month period resulted primarily from the inclusion of Attributor which resulted in higher headcount and compensation-related expenses of $0.2 million and amortization of acquired intangibles of $0.1 million.

We anticipate through 2013 that we will incur sales and marketing costs at higher levels due to the inclusion of Attributor and our efforts to accelerate our sales and marketing growth initiatives.

Research, development and engineering

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Increase	Percent Increase
Research, development and engineering	$2,725	$1,998	$727	36%
Research, development and engineering (as % of total revenue)	27%	12%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies; and

•	metadata ranking algorithms for match internet file content against reference database.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device specific capabilities (e.g., instruction sets and Graphics Processing Units (“GPUs”);

•	big data analytics transformation and metrics aggregation engine;

•	data-driven internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	maintaining the Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expense for the three-month period resulted primarily from higher headcount and compensation-related expenses of $0.6 million, of which $0.3 million related to the operations of Attributor.

We anticipate through 2013 that we will invest in research, development and engineering expenses at higher levels due to the inclusion of Attributor and increases in headcount to accelerate our product development initiatives.

General and administrative

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Decrease	Percent Decrease
General and administrative	$2,186	$2,758	$(572)	(21)%
General and administrative (as % of total revenue)	21%	16%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decreases in general and administrative expenses for the three-month period resulted primarily from:

•	decreased legal fees of $0.5 million related to the litigation matter with Verance;

•	decreased compensation related expenses of $0.3 million, primarily related to the initial new hire stock based awards granted in October 2008 that became fully vested in October 2012;

•	decrease of $0.2 million due to the reversal of the liability for contingent merger consideration related to the acquisition of Attributor; partially offset by

•	increased accounting and tax fees of $0.2 million and increased compensation-related expenses of $0.1 million, both related to the operations of Attributor.

We anticipate through 2013 that we will continue to incur general and administrative expenses at approximately existing levels while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Decrease	Percent Decrease
Intellectual property	$277	$319	$(42)	(13)%
Intellectual property (as % of total revenue)	3%	2%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

Intellectual property expenses remained relatively consistent for the three-month period.

We anticipate through 2013 that we will invest in intellectual property expenses at higher levels in response to increased research, development and engineering activities related to accelerating our product development initiatives.

Stock-based compensation

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$157	$184	$(27)	(15)%
Sales and marketing	112	96	16	17%
Research, development and engineering	256	185	71	38%
General and administrative	506	834	(328)	(39)%
Intellectual property	61	57	4	7%

Total	$1,092	$1,356	$(264)	(19)%

The decrease in total stock-based compensation expense for the three-month period was primarily due the initial, new hire stock-based awards that were granted in October 2008 that became fully vested in October 2012, partially offset by an additional layer of stock-based awards in 2013. We anticipate incurring an additional $10,891 in stock-based compensation expense through March 2017 for awards outstanding as of March 31, 2013.

Net loss from joint ventures

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$—	$(1,107)	$(1,107)	> (100)%
Net loss from joint ventures (as % of total revenue)	—	(6)%

There was no activity from the joint ventures during the three-months ended March 31, 2013 due to the suspension of operations of both joint ventures in March 2012.

Other income, net

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Decrease	Percent Decrease
Other income, net	29	58	(29)	(50)%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

The decrease in other income, net was primarily due to lower interest income, due to a combination of lower cash balances and interest rates on cash and investments, and gains and losses on foreign currency.

Provision for Income Taxes

The provision for income taxes for the period ended March 31, 2013 and 2012 reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended March 31, 2013 was 42%. The effective tax rate is higher than the statutory tax rate due to the impact of permanent items. The effective tax rate for the period ended March 31, 2012 was 38%. The valuation allowance against net deferred tax assets as of March 31, 2013 was $209, an increase of $25 from $184 as of December 31, 2012.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of March 31, 2013, and due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized and a full valuation allowance has been recorded on the state deferred tax assets of Attributor.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
Working capital	$33,754	$33,846
Current (liquidity) ratio (1)	7.7:1	10.3:1
Cash, cash equivalents and short-term marketable securities	$33,250	$32,269
Long-term marketable securities	$7,387	$6,787
Total cash, cash equivalents and all marketable securities	$40,637	$39,056

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $1.6 million increase in cash, cash equivalents and marketable securities resulted primarily from:

•	cash flows provided by operating activities; partially offset by

•	payment of dividends;

•	purchases of common stock related to the vesting of restricted stock; and

•	investments in our business for both capital and intellectual property initiatives.

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

Operating Cash Flow.

The components of operating cash flows were:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Decrease	Percent Decrease
Net income	$971	$4,999	$4,028	81%
Non-cash items	1,247	3,402	2,155	63%
Changes in operating assets and liabilities	1,126	2,231	1,105	50%

Net cash provided by operating activities	$3,344	$10,632	$7,288	69%

Cash flows provided by operating activities for the three-month period decreased by $7.3 million primarily as the result of lower net income and non-cash items. The decrease in non-cash items for the three-month period was primarily the result of the suspension of operations of the joint ventures in March 2012 and lower stock compensation expense due the initial, new hire stock based awards in October 2008 that became fully vested in October 2012.

Cash flows from investing activities for the three-month period increased by $7.0 million from $6.1 million of cash used to $0.9 million of cash provided by investing activities. The increase was primarily the result of net maturities of marketable securities in 2013 compared to net purchases in 2012.

Cash flows used in financing activities for the three-month period decreased $2.0 million from $0.6 million cash provided by to $1.4 million cash used in financing activities. The decrease was primarily the result of cash dividends paid and no excess tax benefits generated on stock-based awards.

Future Cash Expectations.

In connection with our arrangement with IV, after the second quarter of 2013, the quarterly installments on the license issue fee end. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV.

Our Board of Directors has approved a stock repurchase program of which we have $3,998 available as of March 31, 2013. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

On April 30, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 20, 2013 to shareholders of record on May 13, 2013. The aggregate amount of the quarterly dividend payment is expected to be approximately $800.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2012 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	the success of our acquisition and integration of the operations of Attributor Corporation;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item1A of our 2012 Annual Report.

We believe that the risk factors contained in Part I, Item 1A of our 2012 Annual Report could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2012 Annual Report have not changed materially.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated cases that Blue Spike brought against over ninety defendants into one case. A schedule for the case has not yet been set. Blue Spike has not alleged a specific amount of monetary damages in its Complaint.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2012 Annual Report. The risks and uncertainties described in our 2012 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2013, there have been no material changes to the risk factors set forth in our 2012 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In December 2012, the program was extended through December 31, 2013. As of March 31, 2013, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million; however, no shares were repurchased under the program for the three-month period ended March 31, 2013.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time, and we repurchase shares in connection with stock option exercises, to cover the exercise prices and taxes. For the three-month period ended March 31, 2013 there were no stock option exercises.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2013:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value that may yet be purchased under the plans or programs
Month 1
January 1, 2013 to January 31, 2013	28,196	$21.78	—	$4.0 million
Month 2
February 1, 2013 to February 28, 2013	—	$—	—	$4.0 million
Month 3
March 1, 2013 to March 31, 2013	1,563	$21.84	—	$4.0 million

Total	29,759	$21.78	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2013	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)