Form 10-Q
period 2013-06-30
Digimarc CORP
filed 2013-07-26
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013, there were 7,263,484 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,305	$6,866
Marketable securities	26,192	25,403
Trade accounts receivable, net	4,519	4,216
Other current assets	1,306	1,016

Total current assets	40,322	37,501
Marketable securities	7,584	6,787
Property and equipment, net	1,408	1,453
Intangibles, net	6,689	6,721
Goodwill	1,114	1,114
Deferred tax assets, net	2,188	3,589
Other assets	212	166

Total assets	$59,517	$57,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,405	$1,143
Deferred revenue	3,155	2,512

Total current liabilities	4,560	3,655
Deferred rent and other long-term liabilities	491	673

Total liabilities	5,051	4,328
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at June 30, 2013 and December 31, 2012)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,264,864 and 7,168,359 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	7	7
Additional paid-in capital	41,360	39,869
Retained earnings	13,049	13,077

Total shareholders’ equity	54,466	53,003

Total liabilities and shareholders’ equity	$59,517	$57,331

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue:
Service	$3,022	$2,609	$5,951	$5,657
Subscription	1,433	317	2,817	595
License	6,015	6,186	11,945	19,906

Total revenue	10,470	9,112	20,713	26,158
Cost of revenue:
Service	1,432	1,485	2,835	3,182
Subscription	588	45	1,223	92
License	100	53	196	119

Total cost of revenue	2,120	1,583	4,254	3,393
Gross profit	8,350	7,529	16,459	22,765
Operating expenses:
Sales and marketing	1,563	970	2,840	1,977
Research, development and engineering	2,822	2,146	5,547	4,144
General and administrative	2,348	2,191	4,534	4,949
Intellectual property	261	291	538	610

Total operating expenses	6,994	5,598	13,459	11,680

Operating income	1,356	1,931	3,000	11,085
Net loss from joint ventures	—	—	—	(1,107)
Other income, net	19	33	48	91

Income before income taxes	1,375	1,964	3,048	10,069
Provision for income taxes	(773)	(748)	(1,475)	(3,854)

Net income	$602	$1,216	$1,573	$6,215

Earnings per common share:
Earnings per common share—basic	$0.08	$0.17	$0.22	$0.88
Earnings per common share—diluted	$0.08	$0.17	$0.21	$0.84
Weighted average common shares outstanding—basic	6,850	6,737	6,844	6,738
Weighted average common shares outstanding—diluted	7,090	6,993	7,078	6,999
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	10,000	$50	7,008,031	$7	$34,511	$7,149	$41,717
Exercise of stock options	—	—	62,500	—	603	—	603
Issuance of restricted common stock	—	—	129,220	—	—	—	—
Forfeiture of restricted common stock	—	—	(6,360)	—	—	—	—
Purchase and retirement of common stock	—	—	(85,019)	—	(2,187)	—	(2,187)
Stock-based compensation	—	—	—	—	2,857	—	2,857
Tax benefit from stock-based awards	—	—	—	—	1,538	—	1,538
Net income	—	—	—	—	—	6,215	6,215
Cash dividends declared	—	—	—	—	—	(779)	(779)

BALANCE AT JUNE 30, 2012	10,000	$50	7,108,372	$7	$37,322	$12,585	$49,964
BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003
Exercise of stock options	—	—	7,684	—	—	—	—
Issuance of restricted common stock	—	—	184,390	—	—	—	—
Forfeiture of restricted common stock	—	—	(61,855)	—	—	—	—
Purchase and retirement of common stock	—	—	(33,714)	—	(742)	—	(742)
Stock-based compensation	—	—	—	—	2,233	—	2,233
Tax benefit from stock-based awards	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,573	1,573
Cash dividends declared	—	—	—	—	—	(1,601)	(1,601)

BALANCE AT JUNE 30, 2013	10,000	$50	7,264,864	$7	$41,360	$13,049	$54,466

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income	$1,573	$6,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	320	292
Amortization and write-off of intangibles	602	154
Gain on reversal of contingent merger consideration	(190)	—
Stock-based compensation	2,169	2,757
Net loss from joint ventures	—	1,107
Deferred income taxes	1,406	62
Tax benefit from stock-based awards	—	1,893
Excess tax benefit from stock-based awards	—	(1,538)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(303)	959
Other current assets	(271)	132
Other assets	(46)	141
Accounts payable and other accrued liabilities	228	(291)
Income taxes payable	24	1,014
Deferred revenue	637	(327)

Net cash provided by operating activities	6,149	12,570
Cash flows from investing activities:
Purchase of property and equipment	(275)	(254)
Capitalized patent costs and purchased intellectual property	(506)	(657)
Investments in joint ventures, net	—	(692)
Sale or maturity of marketable securities	35,474	69,136
Purchase of marketable securities	(37,060)	(75,224)

Net cash used in investing activities	(2,367)	(7,691)
Cash flows from financing activities:
Issuance of common stock	—	603
Purchase of common stock	(742)	(2,187)
Cash dividends paid	(1,601)	(779)
Excess tax benefit from stock-based awards	—	1,538

Net cash used in financing activities	(2,343)	(825)

Net increase in cash and cash equivalents	1,439	4,054
Cash and cash equivalents at beginning of period	6,866	3,419

Cash and cash equivalents at end of period	$8,305	$7,473

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$842
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$64	$50
Supplemental schedule of non-cash financing activities:
Exercise of stock options	$128	$603

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

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented. The Company has historically combined license and subscription revenue on the consolidated statement of operations, but given the increase in subscription revenue in the current year, the Company is now presenting license revenue and subscription revenue separately.

Goodwill

The Company reviews for impairment in June of each year to determine if events or changes in business conditions indicate that the carrying value of goodwill may not be recoverable. Such reviews assess the fair value of the assets compared to the carrying values.

The Company is considered one reporting unit. The Company estimated the fair value of its single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium.

In connection with the Company’s annual impairment test of goodwill as of June 30, 2013, it was concluded that there was no impairment as the estimated fair value of the Company’s reporting unit substantially exceeds the carrying value.

2. Fair Value of Financial Instruments

Accounting Standards Certification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1—Pricing inputs are quoted prices available in active markets for identical assets as of the reporting date.

•

Level 2—Pricing inputs are quoted for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes assets valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

•	Level 3—Pricing inputs are unobservable for the assets; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2013 and December 31, 2012, respectively, was as follows:

June 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$6,047	$—	$—	$6,047
Certificates of deposits	—	492	—	492
U.S. federal agency notes	—	333	—	333
Pre-refunded and other municipal bonds (1)	—	31,858	—	31,858
Corporate notes	—	2,838	—	2,838

Total	$6,047	$35,521	$—	$41,568

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$901	$—	$—	$901
Certificates of deposits	—	491	—	491
U.S. treasuries	—	289	—	289
U.S. federal agency notes	—	1,637	—	1,637
Pre-refunded and other municipal bonds (1)	—	22,036	—	22,036
Corporate notes	—	10,100	—	10,100
Commercial paper	—	2,614	—	2,614

Total	$901	$37,167	$—	$38,068

(1)	Pre-refunded municipal bonds collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2013 were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$41,568	$33,984	$7,584	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit, commercial paper, and pre-refunded municipal bonds totaling $7,792 and $5,878 at June 30, 2013 and December 31, 2012, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value, due to their short maturities.

3. Acquisition of Attributor Corporation (“Attributor”)

The Company accounted for the acquisition of Attributor in December 2012 using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information currently available, and Digimarc may adjust the preliminary purchase price allocation after obtaining more information. The final purchase price allocation is pending the completion of the Company’s review of the acquired tax assets and liabilities, which is expected to be completed by the end of the third quarter of 2013.

The Company recorded a $190 liability in the preliminary purchase price allocation reflecting the estimated fair value of the contingent merger consideration on the acquisition date, which was presented in deferred rent and other long-term liabilities at December 31, 2012. At March 31, 2013, the Company determined that the estimated fair value of the contingent merger consideration was $0 based on the Company’s most recent projections and therefore reversed the liability. As of June 30, 2013, the Company continued to believe the estimated fair value of the contingent merger consideration was $0. The reversal of the $190 liability is reflected as a reduction in general and administrative expense within the consolidated statements of operations for the six-month period ended June 30, 2013.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Domestic	$6,241	$5,522	$12,366	$19,093
International(1)	4,229	3,590	8,347	7,065

Total	$10,470	$9,112	$20,713	$26,158

(1)	Revenue from the Central Banks, comprised of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practical.

Major Customers

Customers who accounted for more than 10% of the Company’s revenue are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Intellectual Ventures	34%	35%	34%	25%
Central Banks	30%	30%	29%	21%
Verance Corporation (“Verance”)	*	12%	*	38%
The Nielsen Company (“Nielsen”)	*	11%	*	*

*	Less than 10%

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

Stock Options

Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model as of the date of grant (measurement date). The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

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

There were no stock options granted during the three- or six-month periods ended June 30, 2013 and 2012.

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

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Stock-based compensation:
Cost of revenue	$139	$154	$296	$338
Sales and marketing	83	137	195	233
Research, development and engineering	232	212	488	397
General and administrative	560	830	1,066	1,664
Intellectual property	63	68	124	125

Stock-based compensation expense	1,077	1,401	2,169	2,757
Capitalized to patent costs	31	23	64	50

Total stock-based compensation	$1,108	$1,424	$2,233	$2,807

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of June 30, 2013	As of December 31, 2012
Unrecognized compensation costs	$8,937	$8,333

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of June 30, 2013 for stock options and restricted stock over a weighted average period through June 2017 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.92 years	1.71 years

Stock Option Activity

As of June 30, 2013, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 716,210 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three- and six-months ended June 30, 2013:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	855,988	$15.16	$7.88
Options granted	—	—	—
Options exercised	(13,300)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at June 30, 2013	842,688	$15.24	$7.90	$6,176

Exercisable at June 30, 2013	724,739	$13.53		$6,083

Unvested at June 30, 2013	117,949	$25.81		$93

The aggregate intrinsic value is based on the closing price of $20.77 per share of Digimarc common stock on June 30, 2013, which would have been received by the optionees had all of the options with exercise prices less than $20.77 per share been exercised on that date. The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.64 - $9.91	494,772	5.37	$9.66	494,772	5.37	$9.66
$14.99 - $18.01	132,916	6.58	$15.67	116,876	6.59	$15.76
$24.35 - 30.01	215,000	8.08	$27.84	113,091	8.03	$28.14

$9.64 - $30.01	842,688	6.25	$15.24	724,739	5.98	$13.53

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2013:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, March 31, 2013	466,368	$21.75
Granted	13,060	$22.56
Vested	(12,775)	$22.52
Canceled	(59,230)	$19.26

Unvested balance, June 30, 2013	407,423	$22.11

Six-months ended June 30, 2013:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2012	369,083	$21.72
Granted	184,390	$21.86
Vested	(84,195)	$21.89
Canceled	(61,855)	$19.32

Unvested balance, June 30, 2013	407,423	$22.11

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

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares, as adjusted for the potential dilutive effect of non-participating securities outstanding as of the balance sheet date. The following table reconciles earnings per common share for the three- and six-month periods ended June 30, 2013:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Basic EPS:
Net income	$602	$1,216	$1,573	$6,215
Less: Net income allocable to participating securities	(34)	(61)	(88)	(313)

Net income allocable to common shares	$568	$1,155	$1,485	$5,902
Weighted average common shares outstanding—basic (in thousands)	6,850	6,737	6,844	6,738
Basic earnings per common share	$0.08	$0.17	$0.22	$0.88

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Diluted EPS:
Net income	$602	$1,216	$1,573	$6,215
Less: Net income allocable to participating securities	(34)	(61)	(88)	(313)

Net income allocable to common shares	$568	$1,155	$1,485	$5,902
Weighted average common shares outstanding—basic (in thousands)	6,850	6,737	6,844	6,738
Dilutive effect of non-participating securities (in thousands)	240	256	234	261

Weighted average common shares outstanding—dilutive (in thousands)	7,090	6,993	7,078	6,999
Diluted earnings per common share	$0.08	$0.17	$0.21	$0.84

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and six-month periods ended June 30, 2013 as their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 175,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per share calculations for the three- and six-month periods ended June, 30, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

8. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30, 2013	December 31, 2012
Trade accounts receivable	$4,522	$4,216
Allowance for doubtful accounts	(3)	—

Trade accounts receivable, net	$4,519	$4,216

Unpaid deferred revenue included in trade accounts receivable	$1,963	$1,589

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

Major customers

Customers who accounted for more than 10% of trade accounts receivable, net are as follows:

	June 30, 2013	December 31, 2012
Central Banks	40%	30%
Nielsen	22%	24%
Civolution	12%	14%

9. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to twelve years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	June 30, 2013	December 31, 2012
Office furniture fixtures	$428	$420
Equipment	2,149	1,886
Leasehold improvements	1,087	1,083

Gross property and equipment	3,664	3,389
Less accumulated depreciation and amortization	(2,256)	(1,936)

Property and equipment, net	$1,408	$1,453

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	June 30, 2013	December 31, 2012
Capitalized patent costs	$4,543	$3,973
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	7,813	7,243
Accumulated amortization	(1,124)	(522)

Intangibles, net	$6,689	$6,721

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

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended and the Company’s investment in each joint venture is $0 as of June 30, 2013 and December 31, 2012.

12. Income Taxes

The provision for income taxes for the three- and six-month periods ended June 30, 2013 reflect income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended June 30, 2013 was 48%. The effective tax rate is higher than the statutory tax rate due to the impact of permanent items. The effective tax rate for the six-month period ended June 30, 2012 was 38%.

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

On May 31, 2013, Digimarc triggered arbitration under the provisions of its Patent License Agreement (“Agreement”) with IV to resolve ongoing disputes relating to IV’s calculation of potential profit sharing payments under the Agreement. For more information regarding the arbitration process, refer to Section 11.9(c) of the Agreement, filed as Exhibit 10.12 to Digimarc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2011.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business.

14. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Repurchase program	—	19,940	—	27,547
Exercise of stock options	5,616	20,391	5,616	22,780
Tax withholding obligations on stock options	2,795	12,270	2,795	14,121
Tax withholding obligations on restricted shares	1,160	1,032	30,919	20,571

Total	9,571	53,633	39,330	85,019

Value of common stock shares repurchased:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Repurchase program	$—	$512	$—	$711
Exercise of stock options	$128	$530	$128	$603
Tax withholding obligations on stock options	$65	$319	$65	$374
Tax withholding obligations on restricted shares	$28	$26	$677	$499

Total	$221	$1,387	$870	$2,187

In November 2011, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of the Company’s common stock through either periodic open-market or private transactions at then-prevailing market prices through November 30, 2012. In December 2012, the program was extended through December 31, 2013. As of June 30, 2013, the Company had repurchased 43,293 shares under this program at an aggregate purchase price of $1,002.

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

On July 25, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on August 12, 2013 to shareholders of record on August 5, 2013.

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

Our business has further expanded in e-commerce with our recent acquisition of Attributor Corporation (“Attributor”) the global leader in protecting e-books from online piracy. Attributor’s software and services protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet. Online book piracy is a growing and global problem, and with emerging e-book standards and the growing popularity of iPads, Kindles and other e-readers, book piracy is expected to grow dramatically. Attributor is building a promising business in this high growth market, and possesses technical skills and market knowledge that complements our existing organization.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,300 granted and pending U.S. and foreign filings as of June 30, 2013. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

For a discussion of activities and costs related to our research and development, see “Research, development and engineering.”

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates is set forth in our 2012 Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-and six-month periods relate to the three- and six-month periods ended June 30, 2013 and all changes discussed with respect to such period reflect changes compared to the three- and six-month periods ended June 30, 2012.

	Three Months Ended June 30, 2013 (1)	Three Months Ended June 30, 2012 (1)	Six Months Ended June 30, 2013 (1)	Six Months Ended June 30, 2012 (1)
Revenue:
Service	29%	29%	29%	22%
Subscription	14	3	14	2
License	57	68	58	76

Total revenue	100	100	100	100
Cost of revenue:
Service	14	16	14	12
Subscription	6	—	6	—
License	1	1	1	—

Total cost of revenue	20	17	21	13
Gross profit	80	83	79	87
Operating expenses:
Sales and marketing	15	11	14	8
Research, development and engineering	27	24	27	16
General and administrative	22	24	22	19
Intellectual property	2	3	3	2

Total operating expenses	67	61	65	45

	Three Months Ended June 30, 2013 (1)	Three Months Ended June 30, 2012 (1)	Six Months Ended June 30, 2013 (1)	Six Months Ended June 30, 2012 (1)
Operating income	13	21	14	42

Net loss from joint ventures	—	—	—	(4)
Other income, net	—	—	—	—

Income before income taxes	13	21	15	38
Provision for income taxes	(7)	(8)	(7)	(15)

Net income	6%	13%	8%	24%

(1)	Percentages do not foot due to rounding.

Summary

During the second quarter, we continued to invest in our growth initiatives, including marketing and developing Digimarc Discover and our book piracy deterrence subscription offering, researching and developing our audio and packaging initiatives as well as our second wave of patents. We also continued research efforts to explore strategic opportunities in the mobile payment market.

Total revenue for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012, increased 15% to $10.5 million primarily a result of increased subscription revenue due to the inclusion of Attributor. Total revenue for the six-month period ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, decreased 21% to $20.7 million primarily as a result of the $8.0 million past due royalties payment received from Verance Corporation (“Verance”) in the first quarter of 2012, partially offset by increased subscription revenue due to the inclusion of Attributor.

Total operating expense for the three- and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, increased primarily as a result of increased compensation cost due to higher headcount as we accelerate our product development initiatives as well as the impact of Attributor’s operations and related acquisition and integration costs.

Revenue

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,022	$2,609	$413	16%	$5,951	$5,657	$294	5%
Subscription	1,433	317	1,116	352%	2,817	595	2,222	373%
License	6,015	6,186	(171)	(3)%	11,945	19,906	(7,961)	(40)%

Total	$10,470	$9,112	$1,358	15%	$20,713	$26,158	$(5,445)	(21)%

Revenue (as % of total revenue):
Service	29%	29%			29%	22%
Subscription	14%	3%			14%	2%
License	57%	68%			58%	76%

Total	100%	100%			100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our service revenue is derived from contracts with the Central Banks, Intellectual Ventures (“IV”), and government agencies and contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with other government agencies and contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with other government agencies are subject to government budgets and funding.

The increase in service revenue for the three- and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, was due primarily to higher billing rates under our new agreement with the Central Banks, partially offset by the suspension of operations in the joint ventures in the first quarter of 2012.

Subscription. Subscription revenue includes subscriptions for products and services, is more recurring in nature, is generally paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three- and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, was due primarily to the inclusion of Attributor.

License. License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. The majority of license revenue is derived from contracts with IV, Nielsen, Verance and Civolution. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue for the three- and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, was primarily the result of lower licensed payments from Verance and the $8.0 million past due royalties payment received from Verance in the first quarter of 2012, partially offset by the increased quarterly license payments from IV.

Revenue by Geography

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase	Percent Increase	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$6,241	$5,522	$719	13%	$12,366	$19,093	$(6,727)	(35)%
International	4,229	3,590	639	18%	8,347	7,065	1,282	18%

Total	$10,470	$9,112	$1,358	15%	$20,713	$26,158	$(5,445)	(21)%

Revenue (as % of total revenue):
Domestic	60%	61%			60%	73%
International	40%	39%			40%	27%

Total	100%	100%			100%	100%

The increase in domestic revenue for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012, was due primarily to the inclusion of Attributor and increased quarterly license payment from IV, partially offset by lower license payment from Verance.

The decrease in domestic revenue for the six-month period ended June 20, 2013, compared to the corresponding six-month period ended June 30, 2012, was primarily the result of the $8.0 million past due royalties payment received from Verance and the suspension of operations in the joint ventures in the first quarter of 2012, partially offset by the inclusion of Attributor, increased quarterly license payments from IV and new government related work in the first quarter of 2013.

The increase in international revenue for the three- and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, was due primarily to the inclusion of Attributor and higher billing rates under our new agreement with the Central Banks.

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

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	charges for infrastructure and centralized costs of facilities and information technology; and

•	amortization of capitalized patent costs and patent maintenance fees.

Gross Profit

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,590	$1,124	$466	41%	$3,116	$2,475	$641	26%
Subscription	845	272	845	211%	1,594	503	845	217%
License	5,915	6,133	(218)	(4)%	11,749	19,787	(8,038)	(41)%

Total	$8,350	$7,529	$821	11%	$16,459	$22,765	$(6,306)	(28)%

Gross Profit (as % of related revenue components):
Service	53%	43%			52%	44%
Subscription	59%	86%			57%	85%
License	98%	99%			98%	99%
Total	80%	83%			79%	87%

The increase in total gross profit for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012, was due primarily to higher billing rates under our new agreement with the Central Banks and the inclusion of Attributor.

The decrease in total gross profit as a percentage of revenue for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012, was due primarily from the inclusion of Attributor, which has a higher cost component than other subscriptions.

The decrease in total gross profit and total gross profit as a percentage of revenue for the six-month period ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, was due primarily to the receipt of the $8.0 million past due royalties payment from Verance in the first quarter of 2012.

The increase in service gross profit as a percentage of service revenue for the three- and six-month periods ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, resulted primarily from a change in service mix and higher billing rates under our new agreement with the Central Banks.

The decrease in subscription gross profit as a percentage of subscription revenue for the three- and six-month periods ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, resulted primarily from the inclusion of Attributor, which has a higher cost component than other subscriptions.

Operating Expenses

We allocate certain costs of sales and marketing, research, development and engineering and intellectual property to cost of service revenue when they relate directly to our customer contracts.

We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

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

Sales and marketing

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase	Percent Increase	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase	Percent Increase
Sales and marketing	$1,563	$970	$593	61%	$2,840	$1,977	$863	44%
Sales and marketing (as % of total revenue)	15%	11%			14%	8%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in sales and marketing expenses for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012 resulted primarily from:

•	increased marketing and professional fees of $0.3 million primarily related to certain product initiatives;

•	increased headcount and compensation-related expenses of $0.1 million and amortization of acquired intangibles of $0.1 million from the inclusion of Attributor.

The increases in sales and marketing expenses for the six-month period ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, resulted primarily from:

•	increased marketing and professional fees of $0.3 million primarily related to certain product initiatives;

•	increased headcount and compensation-related expenses of $0.3 million and amortization of acquired intangibles of $0.2 million from the inclusion of Attributor.

We anticipate through 2013 that we will incur sales and marketing costs at higher levels due to the inclusion of Attributor and increased headcount and investments to accelerate our sales and marketing growth initiatives.

Research, development and engineering

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase	Percent Increase	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase	Percent Increase
Research, development and engineering	$2,822	$2,146	$676	32%	$5,547	$4,144	$1,403	34%
Research, development and engineering (as % of total revenue)	27%	24%			27%	16%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies; and

•	metadata ranking algorithms for matching Internet file content against reference database.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device specific capabilities (e.g., instruction sets and Graphics Processing Units (“GPUs”);

•	big data analytics transformation and metrics aggregation engine;

•	data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	maintaining the Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012 resulted primarily from:

•	higher headcount and compensation-related expenses of $0.6 million, of which $0.3 million related to the operations of Attributor, related to our product development initiatives.

The increase in research, development and engineering expenses for the six-month period ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, resulted primarily from:

•	higher headcount and compensation-related expenses of $1.2 million, of which $0.6 million related to the operations of Attributor, related to our product development initiatives.

We anticipate through 2013 that we will invest in research, development and engineering expenses at higher levels due to the inclusion of Attributor and increased headcount and investments to accelerate our product development initiatives.

General and administrative

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase	Percent Increase	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar (Decrease)	Percent (Decrease)
General and administrative	$2,348	$2,191	$157	7%	$4,534	$4,949	$(415)	(8)%
General and administrative (as % of total revenue)	22%	24%			22%	19%

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

The increase in general and administrative expenses for the three-month period ended June 30, 2013, compared to the corresponding three-month period ended June 30, 2012, resulted primarily from:

•	increased legal fees of $0.2 million related to the licensing audit of IV;

•	increased facilities related costs of $0.1 million related to the operations of Attributor; offset by

•	decreased compensation related expenses of $0.3 million, primarily related to the initial new hire stock based awards granted in October 2008 that became fully vested in October 2012.

The decreases in general and administrative expenses for the six-month period ended June 30, 2013, compared to the corresponding six-month period ended June 30, 2012, resulted primarily from:

•	decreased compensation related expenses of $0.6 million, primarily related to the initial new hire stock based awards granted in October 2008 that became fully vested in October 2012;

•	decreased legal fees of $0.3 million due to settlement with Verance in 2012, partially offset by legal costs associated with the licensing audit of IV in 2013;

•	decrease of $0.2 million due to the reversal of the liability for contingent merger consideration related to the acquisition of Attributor; partially offset by

•	increased accounting and tax fees of $0.2 million and increased compensation-related expenses of $0.1 million, both related to the operations of Attributor; and

•	increased facilities related costs of $0.2 million related to the operations of Attributor.

We anticipate through 2013 that we will continue to incur general and administrative expenses at approximately existing levels while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Decrease	Percent Decrease
Intellectual property	$261	$291	$(30)	(10)%	$538	$610	$(72)	(12)%
Intellectual property (as % of total revenue)	2%	3%			3%	2%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

Intellectual property expenses remained relatively consistent for the three- and six-month periods.

We anticipate through 2013 that we will invest in intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$139	$154	$(15)	(10)%	$296	$338	$(42)	(12)%
Sales and marketing	83	137	(54)	(39)%	195	233	(38)	(16)%
Research, development and engineering	232	212	20	9%	488	397	91	23%
General and administrative	560	830	(270)	(33)%	1,066	1,664	(598)	(36)%
Intellectual property	63	68	(5)	(7)%	124	125	(1)	(1)%

Total	$1,077	$1,401	$(324)	(23)%	$2,169	$2,757	$(588)	(21)%

The decrease in total stock-based compensation expense for the three-and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, was primarily due the initial new hire stock-based awards that were granted in October 2008 that became fully vested in October 2012, partially offset by an additional layer of stock-based awards in 2013. We anticipate incurring an additional $8.9 million in stock-based compensation expense through June 2017 for awards outstanding as of June 30, 2013.

Net loss from joint ventures

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss from joint ventures	$—	$—	$—	—	$—	$(1,107)	$(1,107)	(100)%
Net loss from joint ventures (as % of total revenue)	—	—			—	4%

There was no activity from the joint ventures during the three- and six-months ended June 30, 2013 due to the suspension of operations of both joint ventures in March 2012.

Other income, net

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Other income, net	$19	$33	(14)	(42)%	$48	$91	(43)	(47)%
Other income, net (as % of total revenue)	*	*			*	*

*	Less than 1%

The decreases in other income, net for the three- and six-month periods ended June 30, 2013, compared to the corresponding three- and six-month periods ended June 30, 2012, were primarily due to lower interest income, due to a combination of lower cash balances and interest rates on cash and investments, and gains and losses on foreign currency.

Provision for Income Taxes

The provision for income taxes for the three- and six-month periods ended June 30, 2013 and 2012 reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the period ended June 30, 2013 was 48%. The effective tax rate is higher than the statutory tax rate due to the impact of permanent items. The effective tax rate for the period ended June 30, 2012 was 38%.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of June 30, 2013, and due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized and a full valuation allowance has been recorded on the state deferred tax assets of Attributor.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
Working capital	$35,762	$33,846
Current (liquidity) ratio (1)	8.8:1	10.3:1
Cash, cash equivalents and short-term marketable securities	$34,497	$32,269
Long-term marketable securities	$7,584	$6,787
Total cash, cash equivalents and all marketable securities	$42,081	$39,056

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $3.0 million increase in cash, cash equivalents and marketable securities at June 30, 2013 compared to December 31, 2012 resulted primarily from:

•	cash flows provided by operating activities; partially offset by

•	payment of dividends;

•	purchases of common stock related to the vesting of restricted stock; and

•	investments in our business for both capital and intellectual property initiatives.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include pre-refunded municipal bonds, federal agency notes, company notes and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

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

Operating Cash Flow.

The components of operating cash flows were:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Decrease	Percent Decrease
Net income	$1,573	$6,215	$4,642	75%
Non-cash items	4,307	4,727	420	9%
Changes in operating assets and liabilities	269	1,628	1,359	83%

Net cash provided by operating activities	$6,149	$12,570	$6,421	51%

Cash flows provided by operating activities for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012, decreased by $6.4 million primarily as the result of lower net income and changes in operating assets and liabilities.

Cash flows used in investing activities for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012, decreased by $5.3 million. The decrease was primarily the result of higher net purchases of marketable securities in 2012 compared to 2013.

Cash flows used in financing activities for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012, increased $1.5 million. The increase was primarily the result of cash dividends paid and no excess tax benefits generated on stock-based awards, offset by lower purchases of common stock.

Future Cash Expectations.

In connection with our arrangement with IV, the quarterly installment payments to us of the license issue fee by IV have ended. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV.

Our Board of Directors has approved a stock repurchase program under which we have $4.0 million available to purchase as of June 30, 2013. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

On June 20, 2013, we entered into a new lease agreement for our San Mateo, California operations from September 2013 through November 2016 with rent payments totaling $0.5 million.

In July 2013, we committed over $0.8 million to upgrade our investment in our information technology infrastructure in support of our e-book online piracy subscription offering. We expect the investment will result in lower operating costs upon implementation.

On July 25, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on August 12, 2013 to shareholders of record on August 5, 2013. The aggregate amount of the quarterly dividend payment is expected to be approximately $0.8 million.

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

Off-Balance Sheet Arrangements

Other than the new lease agreement described above and the contractual obligations disclosed in our 2012 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

•

capital market conditions, including the economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 31, 2013, Digimarc triggered arbitration under the provisions of its Patent License Agreement (“Agreement”) with IV to resolve ongoing disputes relating to IV’s calculation of potential profit sharing payments under the Agreement. For more information regarding the arbitration process, refer to Section 11.9(c) of the Agreement, filed as Exhibit 10.12 to Digimarc’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2011.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2012 Annual Report. The risks and uncertainties described in our 2012 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2013, there have been no material changes to the risk factors set forth in our 2012 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In December 2012, the program was extended through December 31, 2013. As of June 30, 2013, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million; however, no shares were repurchased under the program for the three-month period ended June 30, 2013.

In addition to the stock repurchase program described above, from time to time we withhold (purchase) shares of common stock in connection with stock option exercises, to cover the exercise price and tax withholding obligations. For the three-month period ended June 30, 2013, the Company withheld (purchased) 8,411 shares in connection with stock option exercises at an aggregate purchase price of $0.2 million.

Also, we withhold (purchase) shares of common stock in connection with the vesting of restricted shares to satisfy tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended June 30, 2013:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value that may yet be purchased under the plans or programs
Month 1
April 1, 2013 to April 30, 2013	—	$—	—	$4.0 million
Month 2
May 1, 2013 to May 31, 2013	1,160	$24.60	—	$4.0 million
Month 3
June 1, 2013 to June 30, 2013	—	$—	—	$4.0 million

Total	1,160	$24.60	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2013	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)