Form 10-K/A
period 2012-12-31
Digimarc CORP
filed 2013-08-07
CIK 1438231

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A for its 2013 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Digimarc Corporation is filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) in response to comments received from the Staff of the Securities and Exchange Commission regarding (i) the Form 10-K, and (ii) a request for confidential treatment of certain portions of Exhibit 10.2 originally filed with the Form 10-K. We are filing this Amendment No. 1 solely to re-file Exhibit 10.2, re-file Exhibit 23.1 and amend and restate Part II Item 8 and Part IV Item 15 included in the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other amendments or updates have been made to the Form 10-K as originally filed. This Amendment No. 1 does not reflect events after the original filing of the Form 10-K and does not modify or update any disclosures in the Form 10-K that may have been affected by subsequent events.

1

PART II

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

(b) Exhibits

See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION

Date: August 7, 2013	By:	/s/ Michael McConnell
Michael McConnell Title: Chief Financial Officer

3

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Domestic	$30,736	$22,660	$19,034
International (1)	13,639	13,379	12,116

Total	$44,375	$36,039	$31,150

(1)	Revenue from the Central Banks, comprised of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for more than 10% of the Company’s revenues are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
IV	30%	33%	18%
Verance Corporation (“Verance”)	27%	*	*
Central Banks	23%	27%	30%
The Nielsen Company (“Nielsen”)	*	11%	12%
Arbitron	—	—	14%

*	Less than 10%

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

(14) Joint Venture and Related Party Transactions

In June 2009, the Company entered into two joint venture agreements with Nielsen to launch two new companies; TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest). The two joint venture agreements and a revised patent license agreement expanded and replaced the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the new agreements, the Company and Nielsen agreed to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

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

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of December 31, 2012, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

The investment in joint ventures account balances have been reduced to $0 as of December 31, 2012.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member has substantive participating rights, or veto rights, such that no member has majority control.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Related Party Transactions

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
TVaura LLC:
Capital contributions (return of capital)	$(104)	$1,200	$1,600
Revenue (1)	$—	$2,640	$2,723
TVaura Mobile LLC:
Capital contributions	$796	$900	$1,200
Revenue (1)	$272	$—	$—
Total:
Capital contributions, net	$692	$2,100	$2,800
Revenue (1)	$272	$2,640	$2,723

(1)	Technical and development services

Summarized financial data for TVaura LLC:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current assets	$—	$402	$777
Noncurrent assets	$—	$22	$31
Current liabilities	$—	$169	$255
Noncurrent liabilities	$—	$—	$—

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$52	$2,699	$2,825
Net loss from continuing operations	$(52)	$(2,699)	$(2,824)
The Company’s pro-rata share – net loss	$(27)	$(1,376)	$(1,440)
The Company’s gain on investment	$70	$—	$—

Summarized financial data for TVaura Mobile LLC:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current assets	$937	$1,308	$1,913
Noncurrent assets	$—	$—	$—
Current liabilities	$957	$720	$382
Noncurrent liabilities	$—	$—	$—

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue	$—	$105	$—
Gross profit	$—	$105	$—
Operating expenses	$2,266	$2,848	$1,532
Net loss from continuing operations	$(2,266)	$(2,743)	$(1,532)
The Company’s pro-rata share – net loss	$(1,100)	$(1,338)	$(740)
The Company’s loss on investment	$(50)	$—	$—

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

EXHIBIT INDEX

The agreements included or incorporated by reference as exhibits to this report may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made for the benefit of the other party or parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

were qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the securities laws; and

•	were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

2.3	Agreement and Plan of Merger, dated December 3, 2012, by and among Digimarc, DA Sub Inc., a wholly owned subsidiary of Digimarc Corporation, Attributor, and Fortis Advisors LLC, as the representative for Attributor’s security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 4, 2012 (File No. 001-34108))†

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

Exhibit Number	Exhibit Description

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (4)

*10.3	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.4	Employment Agreement, effective as of November 1, 2011, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 7, 2011 (File No. 001-34108))

*10.5	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.6	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.8	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness, Knudson and Meyer (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

10.10	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.11	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.13	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108)) (3)

10.15	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108)) (3)

10.16	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.17	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108)) (3)

21.1	List of Affiliates (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

32.2	Section 1350 Certification of Chief Financial Officer (filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

32.3	Section 1350 Certification of Chief Executive Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS(a)	XBRL Instance Document (filed as Exhibit 101.INS to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

101.INS(b)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

101.SCH(b)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

101.CAL(b)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

101.DEF(b)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

101.LAB(b)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.PRE to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

101.PRE(b)	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Digimarc hereby undertakes to furnish to the Securities and Exchange Commission (the “Commission”) copies of the omitted schedules and exhibits upon request by the Commission.
(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
(2)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 10, 2009, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
(3)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on March 17, 2011, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
(4)	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-4