Form 10-Q
period 2013-09-30
Digimarc CORP
filed 2013-10-31
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 21, 2013, there were 7,289,288 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,079	$6,866
Marketable securities	27,935	25,403
Trade accounts receivable, net	5,117	4,216
Other current assets	1,507	1,016

Total current assets	39,638	37,501
Marketable securities	5,097	6,787
Property and equipment, net	2,472	1,453
Intangibles, net	6,700	6,721
Goodwill	1,114	1,114
Deferred tax assets, net	3,217	3,589
Other assets	265	166

Total assets	$58,503	$57,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,482	$1,143
Deferred revenue	2,784	2,512

Total current liabilities	4,266	3,655
Deferred rent and other long-term liabilities	405	673

Total liabilities	4,671	4,328
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at September 30, 2013 and December 31, 2012)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,289,288 and 7,168,359 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	7	7
Additional paid-in capital	42,320	39,869
Retained earnings	11,455	13,077

Total shareholders’ equity	53,832	53,003

Total liabilities and shareholders’ equity	$58,503	$57,331

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenue:
Service	$3,030	$2,616	$8,981	$8,273
Subscription	1,424	327	4,241	922
License	2,971	5,960	14,916	25,866

Total revenue	7,425	8,903	28,138	35,061
Cost of revenue:
Service	1,232	1,362	4,067	4,544
Subscription	625	46	1,848	138
License	98	59	294	178

Total cost of revenue	1,955	1,467	6,209	4,860
Gross profit	5,470	7,436	21,929	30,201
Operating expenses:
Sales and marketing	1,482	937	4,322	2,914
Research, development and engineering	3,277	2,320	8,824	6,464
General and administrative	2,456	2,282	6,990	7,231
Intellectual property	278	309	816	919

Total operating expenses	7,493	5,848	20,952	17,528

Operating income (loss)	(2,023)	1,588	977	12,673
Net loss from joint ventures	—	—	—	(1,107)
Other income, net	33	48	81	139

Income (loss) before income taxes	(1,990)	1,636	1,058	11,705
(Provision) benefit for income taxes	1,195	(633)	(280)	(4,487)

Net income (loss)	$(795)	$1,003	$778	$7,218

Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.12)	$0.14	$0.09	$1.02
Earnings (loss) per common share—diluted	$(0.12)	$0.14	$0.09	$0.98
Weighted average common shares outstanding—basic	6,860	6,761	6,850	6,745
Weighted average common shares outstanding—diluted	6,860	6,984	7,080	6,997
Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	10,000	$50	7,008,031	$7	$34,511	$7,149	$41,717
Exercise of stock options	—	—	150,250	—	1,448	—	1,448
Issuance of restricted common stock	—	—	146,020	—	—	—	—
Forfeiture of restricted common stock	—	—	(9,575)	—	—	—	—
Purchase and retirement of common stock	—	—	(158,103)	—	(3,899)	—	(3,899)
Stock-based compensation	—	—	—	—	4,279	—	4,279
Tax benefit from stock-based awards	—	—	—	—	1,801	—	1,801
Net income	—	—	—	—	—	7,218	7,218
Cash dividends declared	—	—	—	—	—	(1,561)	(1,561)

BALANCE AT SEPTEMBER 30, 2012	10,000	$50	7,136,623	$7	$38,140	$12,806	$51,003
BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003
Exercise of stock options	—	—	18,300	—	—	—	—
Issuance of restricted common stock	—	—	217,090	—	—	—	—
Forfeiture of restricted common stock	—	—	(67,360)	—	—	—	—
Purchase and retirement of common stock	—	—	(47,101)	—	(854)	—	(854)
Stock-based compensation	—	—	—	—	3,305	—	3,305
Net income	—	—	—	—	—	778	778
Cash dividends declared	—	—	—	—	—	(2,400)	(2,400)

BALANCE AT SEPTEMBER 30, 2013	10,000	$50	7,289,288	$7	$42,320	$11,455	$53,832

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net income	$778	$7,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	513	444
Amortization and write-off of intangibles	931	213
Gain on reversal of contingent merger consideration	(190)	—
Stock-based compensation	3,219	4,152
Net loss from joint ventures	—	1,107
Deferred income taxes	354	(77)
Tax benefit from stock-based awards	—	2,385
Excess tax benefit from stock-based awards	—	(1,801)
Increase in allowance for doubtful accounts	22	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(923)	(128)
Other current assets	(577)	(45)
Other assets	(99)	167
Accounts payable and other accrued liabilities	286	(119)
Income taxes payable	88	875
Deferred revenue	263	(512)

Net cash provided by operating activities	4,665	13,879
Cash flows from investing activities:
Purchase of property and equipment	(1,532)	(376)
Capitalized patent costs and purchased intellectual property	(824)	(898)
Investments in joint ventures, net	—	(692)
Sale or maturity of marketable securities	47,344	117,680
Purchase of marketable securities	(48,186)	(122,132)

Net cash used in investing activities	(3,198)	(6,418)
Cash flows from financing activities:
Issuance of common stock	—	1,448
Purchase of common stock	(854)	(3,899)
Cash dividends paid	(2,400)	(1,561)
Excess tax benefit from stock-based awards	—	1,801

Net cash used in financing activities	(3,254)	(2,211)

Net increase (decrease) in cash and cash equivalents	(1,787)	5,250
Cash and cash equivalents at beginning of period	6,866	3,419

Cash and cash equivalents at end of period	$5,079	$8,669

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$1,260
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$86	$77
Supplemental schedule of non-cash financing activities:
Exercise of stock options	$176	$1,448

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

Reclassifications

Certain prior period amounts in the accompanying interim consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented. The Company has historically combined license and subscription revenue on the consolidated statement of operations, but given the increase in subscription revenue in the current year, the Company is now presenting license revenue and subscription revenue separately.

Goodwill

The Company tests goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such reviews assess the fair value of the Company’s assets compared to their carrying value.

The Company operates as one reporting unit. The Company estimated the fair value of its single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium.

In connection with the Company’s annual impairment test of goodwill as of June 30, 2013, it was concluded that there was no impairment as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial condition or results of operations.

2. Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the U.S., and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2013 and December 31, 2012, respectively, was as follows:

September 30, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$4,352	$—	$—	$4,352
U.S. federal agency notes	—	332	—	332
Pre-refunded municipal bonds (1)	—	30,106	—	30,106
Other municipal bonds		154		154
Corporate notes	—	2,440	—	2,440

Total	$4,352	$33,032	$—	$37,384

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$901	$—	$—	$901
Certificates of deposits	—	491	—	491
U.S. treasuries	—	289	—	289
U.S. federal agency notes	—	1,637	—	1,637
Pre-refunded municipal bonds (1)	—	21,878	—	21,878
Other municipal bonds		158		158
Corporate notes	—	10,100	—	10,100
Commercial paper	—	2,614	—	2,614

Total	$901	$37,167	$—	$38,068

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2013 were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$37,384	$32,287	$5,097	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include mostly money market funds and pre-refunded municipal bonds totaling $4,352 and $5,878 at September 30, 2013 and December 31, 2012, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value, due to their short maturities.

3. Acquisition of Attributor Corporation (“Attributor”)

The Company accounted for the acquisition of Attributor in December 2012 using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information available, pending the completion of the Company’s review of the acquired tax assets and liabilities. This review was completed with the filing of the Attributor 2012 tax return in the third quarter and resulted in no changes to the purchase price allocation as disclosed in Note 4 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company recorded a $190 liability in the preliminary purchase price allocation reflecting the estimated fair value of the contingent merger consideration on the acquisition date, which was presented in deferred rent and other long-term liabilities at December 31, 2012. At March 31, 2013, the Company determined that the estimated fair value of the contingent merger consideration was $0 based on the Company’s most recent projections and therefore reversed the liability. As of September 30, 2013, the Company continued to believe the estimated fair value of the contingent merger consideration was $0. The reversal of the $190 liability is reflected as a reduction in general and administrative expense within the consolidated statements of operations for the nine-month period ended September 30, 2013.

4. Revenue Recognition

The Company derives its revenue primarily from development services, subscriptions and licensing of its patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements and fixed price consulting agreements.

•	Subscription revenue includes subscriptions for products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

•	License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Domestic	$3,536	$5,830	$15,902	$24,923
International(1)	3,889	3,073	12,236	10,138

Total	$7,425	$8,903	$28,138	$35,061

(1)	Revenue from the Central Banks, comprised of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for more than 10% of the Company’s revenue are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Central Banks	37%	27%	31%	22%
The Nielsen Company (“Nielsen”)	13%	12%	11%	*
Verance Corporation (“Verance”)	12%	11%	*	31%
Intellectual Ventures (“IV”)	*	40%	27%	29%

*	Less than 10%

On May 15, 2013, IV made the last quarterly payment of the license issuance fee related to the patent license agreement dated October 5, 2010. No profit sharing under the patent license agreement has been earned to date.

On January 30, 2012, the Company and Verance, a longtime cash basis revenue customer, settled all disputes regarding breach of contract and patent infringement claims. In connection with the resolution of these matters, Verance paid the Company $8,852 for amounts due to Digimarc through December 31, 2011 and all claims between the parties were dismissed. Revenue from this payment was recorded in the quarter ended March 31, 2012.

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

There were no stock options granted during the three- or nine-month periods ended September 30, 2013 and 2012.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Stock Incentive Plan to certain employees and directors. The shares subject to the restricted stock awards generally vest over three to four years for employees and one year for directors. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients. Restricted stock awards are treated as outstanding when granted.

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Stock-based compensation:
Cost of revenue	$78	$141	$374	$479
Sales and marketing	103	98	298	331
Research, development and engineering	278	242	766	639
General and administrative	529	844	1,595	2,508
Intellectual property	62	70	186	195

Stock-based compensation expense	1,050	1,395	3,219	4,152
Capitalized to patent costs	22	27	86	77

Total stock-based compensation	$1,072	$1,422	$3,305	$4,229

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including preferred stock, stock options and restricted stock:

	As of September 30, 2013	As of December 31, 2012
Unrecognized compensation costs	$8,409	$8,333

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of September 30, 2013 for stock options and restricted stock over a weighted average period through September 2017 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.82 years	1.23 years

Stock Option Activity

As of September 30, 2013, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 696,786 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended September 30, 2013:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at June 30, 2013	842,688	$15.24	$7.90
Options granted	—	—	—
Options exercised	(5,000)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at September 30, 2013	837,688	$15.28	$7.91	$5,766

Nine-months ended September 30, 2013:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	855,988	$15.16	$7.88
Options granted	—	—	—
Options exercised	(18,300)	$9.64	$6.30
Options canceled or expired	—	—	—

Outstanding at September 30, 2013	837,688	$15.28	$7.91	$5,766

Exercisable at September 30, 2013	742,135	$13.86		$5,718

Nine-months ended September 30, 2013:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at September 30, 2013	95,553	$26.26		$48

The aggregate intrinsic value is based on the closing price of $20.20 per share of Digimarc common stock on September 30, 2013, which would have been received by the optionees had all of the options with exercise prices less than $20.20 per share been exercised on that date. The following table summarizes information about stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.64 - $9.91	489,772	5.11	$9.66	489,772	5.11	$9.66
$14.99 - $18.01	132,916	6.33	$15.67	123,751	6.34	$15.72
$24.35 - 30.01	215,000	7.82	$27.84	128,612	7.79	$28.10

$9.64 - $30.01	837,688	6.00	$15.28	742,135	5.78	$13.86

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2013:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, June 30, 2013	407,423	$22.11
Granted	32,700	$20.38
Vested	(12,040)	$20.41
Canceled	(5,505)	$22.22

Unvested balance, September 30, 2013	422,578	$23.19

Nine-months ended September 30, 2013:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2012	369,083	$21.72
Granted	217,090	$21.64
Vested	(96,235)	$16.60
Canceled	(67,360)	$19.55

Unvested balance, September 30, 2013	422,578	$23.19

7. Earnings (Loss) Per Common Share

The Company calculates basic and diluted earnings per common share in accordance with ASC 260 “Earnings Per Share,” using the two-class method because the Company’s unvested restricted stock is a participating security since these awards contain non-forfeitable rights to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potential dilutive of stock options outstanding as of the balance sheet date. The following table reconciles earnings (loss) per common share for the three- and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Basic Earnings (Loss) per Common Share:
Numerator:
Net income (loss)	$(795)	$1,003	$778	$7,218
Distributed earnings to common shares	754	741	2,260	1,471
Distributed earnings to participating securities	46	41	142	90

Total distributed earnings	800	782	2,402	1,561
Undistributed earnings (loss) allocable to common shares	(1,595)	210	(1,624)	5,378
Undistributed earnings (loss) allocable to participating securities	—	11	—	279
Total undistributed earnings (loss)	(1,595)	221	(1,624)	5,657

Earnings (loss) to common shares—basic	$(841)	$951	$636	$6,849
Denominator:
Weighted average common shares outstanding—basic (in thousands)	6,860	6,761	6,850	6,745
Basic earnings (loss) per common share	$(0.12)	$0.14	$0.09	$1.02

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Diluted Earnings (Loss) per Common Share:
Numerator:
Earnings (loss) to common shares—basic	$(841)	$951	$636	$6,849
Undistributed earnings allocated to participating securities	—	11	—	279
Undistributed earnings reallocated to participating securities	—	(10)	—	(269)

Earnings (loss) to common shares—diluted	$(841)	$952	$636	$6,859
Denominator:
Weighted average common shares outstanding—basic (in thousands)	6,860	6,761	6,850	6,745
Dilutive effect of stock options	—	223	230	252

Weighted average common shares outstanding—dilutive (in thousands)	6,860	6,984	7,080	6,997
Diluted earnings (loss) per common share	$(0.12)	$0.14	$0.09	$0.98

Common stock equivalents related to stock options of 228,158 are antidilutive in a net loss period and, therefore, are not included in the diluted per common share calculation for the three-month period ended September 30, 2013.

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculation for the three- and nine-month period ended September 30, 2013 and 2012 because their exercise prices were higher than the average market price of the underlying common stock for the period.

8. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30, 2013	December 31, 2012
Trade accounts receivable	$5,139	$4,216
Allowance for doubtful accounts	(22)	—

Trade accounts receivable, net	$5,117	$4,216

Unpaid deferred revenue included in trade accounts receivable	$1,668	$1,589

Allowance for doubtful accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Unpaid deferred revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenue from the Company’s cash-basis customers is not included in either trade accounts receivable or deferred revenue accounts.

Major customers

Customers who accounted for more than 10% of trade accounts receivable, net are as follows:

	September 30, 2013	December 31, 2012
Central Banks	31%	30%
Nielsen	20%	24%
Civolution	12%	14%
IV	12%	*

*	Less than 10%

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

	September 30, 2013	December 31, 2012
Office furniture and fixtures	$586	$420
Equipment	3,155	1,886
Leasehold improvements	1,180	1,083

Gross property and equipment	4,921	3,389
Less accumulated depreciation and amortization	(2,449)	(1,936)

Property and equipment, net	$2,472	$1,453

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	September 30, 2013	December 31, 2012
Capitalized patent costs	$4,858	$3,973
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	8,128	7,243
Accumulated amortization	(1,428)	(522)

Intangibles, net	$6,700	$6,721

11. Joint Venture and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC (in which Digimarc holds a 51% ownership) and contributed $796 to TVaura Mobile LLC (in which Digimarc holds a 49% ownership) to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of September 30, 2013, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended and the Company’s investment in each joint venture is $0 as of September 30, 2013 and December 31, 2012.

12. Income Taxes

The provision for income taxes for the three- and nine-month periods ended September 30, 2013 reflect income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the nine-month period ended September 30, 2013 was 26%. The effective tax rate is lower than the statutory tax rate due to the impact of permanent items, primarily research and experimentation credits. The effective tax rate for the nine-month period ended September 30, 2012 was 38%.

13. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

Our subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012, and was consolidated with other lawsuits brought by Blue Spike into Civil Action No. 6:12-cv-00499.

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

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business.

14. Stock Repurchases

Summary of common stock shares repurchased:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Repurchase program	—	12,663	—	40,210
Exercise of stock options	2,301	35,755	7,917	58,535
Tax withholding obligations on stock options	982	20,891	3,777	35,012
Tax withholding obligations on restricted shares	4,488	3,775	35,407	24,346

Total	7,771	73,084	47,101	158,103

Value of common stock shares repurchased:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Repurchase program	$—	$287	$—	$998
Exercise of stock options	$48	$846	$177	$1,448
Tax withholding obligations on stock options	$20	$495	$85	$870
Tax withholding obligations on restricted shares	$92	$84	$769	$583

Total	$160	$1,712	$1,031	$3,899

In November 2011, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5,000 of the Company’s common stock through either periodic open-market or private transactions at then-prevailing market prices through November 30, 2012. In December 2012, the program was extended through December 31, 2013. As of September 30, 2013, the Company had repurchased 43,293 shares under this program at an aggregate purchase price of $1,002.

As part of the Company’s 2008 Stock Incentive Plan, stock options are granted and restricted stock shares are awarded to certain employees and directors.

Pursuant to the terms of the stock option grants, the Company withholds (purchases) a number of whole shares of common stock having a fair market value (as determined as of the date of exercise) equal to the amount of the total value of the aggregate exercise price of the options exercised. In addition, the Company withholds (purchases) from shares issued upon exercise of the stock options a number of whole shares of common stock having a fair market value (as determined by the Company as of the date of exercise) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the exercise of such options.

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

On October 22, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on November 12, 2013 to shareholders of record on November 4, 2013.

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

The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013 (the “2012 Annual Report”) and in the audited consolidated financial statements and related notes included in our 2012 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

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

Our business has further expanded in e-commerce with our acquisition of Attributor Corporation (“Attributor”) the global leader in protecting e-books from online piracy. Attributor’s software and services protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet. Online book piracy is a growing and global problem, and with emerging e-book standards and the growing popularity of iPads, Kindles and other e-readers, book piracy is expected to grow dramatically.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,300 granted and pending U.S. and foreign filings as of September 30, 2013. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-and nine-month periods relate to the three- and nine-month periods ended September 30, 2013 and all changes discussed with respect to such period reflect changes compared to the three- and nine-month periods ended September 30, 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenue:
Service	41%	29%	32%	24%
Subscription	19	4	15	3
License	40	67	53	74

Total revenue	100	100	100	100
Cost of revenue:
Service	17	15	14	13
Subscription	8	1	7	—
License	1	1	1	1

Total cost of revenue	26	16	22	14
Gross profit	74	84	78	86
Operating expenses:
Sales and marketing	20	11	15	8
Research, development and engineering	44	26	31	18
General and administrative	33	26	25	21
Intellectual property	4	3	3	3

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Total operating expenses	101	66	74	50

Operating income (loss)	(27)	18	3	36

Net loss from joint ventures	—	—	—	(3)
Other income, net	—	1	—	—

Income (loss) before income taxes	(27)	18	4	33
(Provision) benefit for income taxes	16	(7)	(1)	(13)

Net income (loss)	(11)%	11%	3%	21%

Summary

During the third quarter, we continued to increase our resource allocation to accelerate our product development initiatives, including our audio and packaging initiatives, while also continuing to invest in our sales growth initiatives, focusing on our Digimarc Discover and Digimarc Guardian product offerings. We also continued research efforts to explore strategic opportunities in the mobile payment market.

Total revenue for the three-month period ended September 30, 2013, compared to the corresponding three-month period ended September 30, 2012, decreased 17% to $7.4 million primarily as a result of the end of the quarterly license payments from Intellectual Ventures (“IV”) in May 2013, partially offset by increased subscription revenue due to the inclusion of Attributor’s operations. Total revenue for the nine-month period ended September 30, 2013, compared to the corresponding nine-month period ended September 30, 2012, decreased 20% to $28.1 million primarily as a result of the $8.0 million past due royalties payment received from Verance Corporation (“Verance”) in the first quarter of 2012 and the end of the quarterly license payments from IV in May 2013, partially offset by increased subscription revenue due to the inclusion of Attributor’s operations and higher service revenue from the Central Banks.

Total operating expense for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, increased primarily as a result of increased compensation cost due to higher headcount as we accelerated our product development and sales growth initiatives as well as the impact of Attributor’s operations and related acquisition and integration costs.

Revenue

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,030	$2,616	$414	16%	$8,981	$8,273	$708	9%
Subscription	1,424	327	1,097	335%	4,241	922	3,319	360%
License	2,971	5,960	(2,989)	(50)%	14,916	25,866	(10,950)	(42)%

Total	$7,425	$8,903	$(1,478)	(17)%	$28,138	$35,061	$(6,923)	(20)%

Revenue (as % of total revenue):
Service	41%	29%			32%	24%
Subscription	19%	4%			15%	3%
License	40%	67%			53%	74%

Total	100%	100%			100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. The majority of our service revenue is derived from contracts with the Central Banks, IV and government agency contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with government agency contractors are subject to government budgets and funding.

The increase in service revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, was due primarily to higher billing rates under our new agreement with the Central Banks, partially offset by the suspension of operations in the joint ventures in the first quarter of 2012.

Subscription. Subscription revenue includes subscriptions for products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, was due primarily to the inclusion of Attributor’s operations.

License. License revenue originates primarily from licensing our technology and patents where we receive royalties as our income stream. The majority of license revenue is derived from contracts with IV, Nielsen, Verance and Civolution. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, was primarily the result of $8.0 million past due royalties payment received from Verance in the first quarter of 2012 and the end of the quarterly license payments from IV in May 2013.

Revenue by Geography

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$3,536	$5,830	$(2,294)	(39)%	$15,902	$24,923	$(9,021)	(36)%
International	3,889	3,073	816	27%	12,236	10,138	2,098	21%

Total	$7,425	$8,903	$(1,478)	(17)%	$28,138	$35,061	$(6,923)	(20)%

Revenue (as % of total revenue):
Domestic	48%	65%			57%	71%
International	52%	35%			43%	29%

Total	100%	100%			100%	100%

The decrease in domestic revenue for the three-month period ended September 30, 2013, compared to the corresponding three-month period ended September 30, 2012, was due primarily to the end of the quarterly license payments from IV in May 2013, partially offset by the inclusion of Attributor’s operations.

The decrease in domestic revenue for the nine-month period ended September 20, 2013, compared to the corresponding nine-month period ended September 30, 2012, was primarily the result of the $8.0 million past due royalties payment received from Verance, the end of the quarterly license payments from IV in May 2013 and the suspension of operations in the joint ventures in the first quarter of 2012, partially offset by the inclusion of Attributor’ operations and increase in government agency related work in 2013.

The increase in international revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, was due primarily to higher billing rates under our new agreement with the Central Banks and the inclusion of Attributor’s operations.

We anticipate a decrease in revenue for the full year 2013 compared to 2012 primarily due to the receipt of the $8.0 million past due royalties payment from Verance in January 2012, and the end of quarterly license payments from IV in May 2013; partially offset by a full year of revenue from Attributor operations and increased revenue from our existing customers and new customers as we continue to expand the marketing and monetization of our intellectual property portfolio.

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

Subscription. Cost of subscription revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel and the cost of contractors to provide our Digimarc Guardian subscription service;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc;

•	charges for infrastructure and centralized costs of facilities and information technology; and

•	amortization of capitalized patent costs and patent maintenance fees.

Gross Profit

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,798	$1,254	$544	43%	$4,914	$3,729	$1,185	32%
Subscription	799	281	518	184%	2,393	784	1,609	205%
License	2,873	5,901	(3,028)	(51)%	14,622	25,688	(11,066)	(43)%

Total	$5,470	$7,436	$(1,966)	(26)%	$21,929	$30,201	$(8,272)	(27)%

Gross Profit (as % of related revenue components):
Service	59%	48%			55%	45%
Subscription	56%	86%			56%	85%
License	97%	99%			98%	99%
Total	74%	84%			78%	86%

The decrease in total gross profit for the three-month period ended September 30, 2013, compared to the corresponding three-month period ended September 30, 2012, was due primarily to the end of the quarterly license payments from IV in May 2013, partially offset by higher billing rates under our new agreement with the Central Banks and the inclusion of Attributor’s operations.

The decrease in total gross profit for the nine-month period ended September 30, 2013, compared to the corresponding nine-month period ended September 30, 2012, was due primarily to the receipt of the $8.0 million past due royalties payment from Verance in the first quarter of 2012 and the end of the quarterly license payments from IV in May 2013, partially offset by the inclusion of Attributor’s operations.

The decrease in total gross profit as a percentage of revenue for the three- and nine-month period ended September 30, 2013, compared to the corresponding three- and nine-month period ended September 30, 2012, was primarily due to a change in revenue mix including the impact of Attributor’s operations, which has a higher cost component than other subscriptions.

The increase in service gross profit as a percentage of service revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, resulted primarily from higher billing rates under our new agreement with the Central Banks and a change in service revenue mix.

The decrease in subscription gross profit as a percentage of subscription revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, resulted primarily from the inclusion of Attributor’s operations, which has a higher cost component than other subscriptions.

The slight decrease in license gross profit as a percentage of license revenue for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, was due primarily to lower license revenue.

Operating Expenses

We allocate certain operating costs of sales and marketing, research, development and engineering and intellectual property to cost of service revenue when they relate directly to our customer contracts.

We record all remaining, or “residual” operating costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

We expect operating expenses for the full year 2013 to be higher than 2012, primarily due to a full year of Attributor’s operations, which is estimated to include $1.1 million of non-cash charges for amortization of acquired intangibles and stock compensation expense. In addition, we plan to continue to increase spending in engineering, sales and marketing to accelerate our product development initiatives and our sales growth initiatives.

Sales and marketing

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Increase	Percent Increase
Sales and marketing	$1,482	$937	$545	58%	$4,322	$2,914	$1,408	48%
Sales and marketing (as % of total revenue)	20%	11%			15%	8%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in sales and marketing expenses for the three-month period ended September 30, 2013, compared to the corresponding three-month period ended September 30, 2012 resulted primarily from:

•	increased headcount and compensation-related expenses of $0.2 million to accelerate our sales growth initiatives;

•	increased marketing and professional fees of $0.1 million related to certain product initiatives; and

•	amortization of acquired intangible assets of $0.1 million related to the Attributor acquisition.

The increases in sales and marketing expenses for the nine-month period ended September 30, 2013, compared to the corresponding nine-month period ended September 30, 2012, resulted primarily from:

•	increased headcount and compensation-related expenses of $0.5 million to accelerate our sales growth initiatives;

•	increased marketing and professional fees of $0.4 million related to certain product initiatives; and

•	amortization of acquired intangible assets of $0.4 million related to the Attributor acquisition.

We anticipate through 2013 that we will incur sales and marketing costs at higher levels due to the inclusion of Attributor’s operations and increased headcount and investments to accelerate our sales growth initiatives.

Research, development and engineering

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Increase	Percent Increase
Research, development and engineering	$3,277	$2,320	$957	41%	$8,824	$6,464	$2,360	37%
Research, development and engineering (as % of total revenue)	44%	26%			31%	18%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies; and

•	metadata ranking algorithms for matching Internet file content against reference database.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device specific capabilities (e.g., instruction sets and Graphics Processing Units (“GPUs”);

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	maintaining the Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three-month period ended September 30, 2013, compared to the corresponding three-month period ended September 30, 2012 resulted primarily from:

•

higher headcount and compensation-related expenses of $0.6 million, of which $0.3 million primarily related to accelerating our product development initiatives and $0.3 million related to the operations of Attributor; and

•	increased contract labor and professional fees of $0.1 million related to certain product development initiatives.

The increase in research, development and engineering expenses for the nine-month period ended September 30, 2013, compared to the corresponding nine-month period ended September 30, 2012, resulted primarily from:

•

higher headcount and compensation-related expenses of $1.6 million, of which $0.7 million primarily related to accelerating our product development initiatives and $0.9 million related to the operations of Attributor; and

•	increased contract labor and professional fees of $0.2 million related to certain product development initiatives.

We anticipate through 2013 that we will invest in research, development and engineering expenses at higher levels due to the inclusion of Attributor’s operations and increased headcount and investments to accelerate our product development initiatives.

General and administrative

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)
General and administrative	$2,456	$2,282	$174	8%	$6,990	$7,231	$(241)	(3)%
General and administrative (as % of total revenue)	33%	26%			25%	21%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated based on headcount to this area as well as each of the areas in costs of services, sales and marketing, research, development and engineering and intellectual property.

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

The increase in general and administrative expenses for the three-month period ended September 30, 2013, compared to the corresponding three-month period ended September 30, 2012, resulted primarily from:

•	increased legal fees of $0.2 million related to licensing audits of IV and other licensees;

•	increase of $0.3 million related to the operations of Attributor; partially offset by

•	decreased compensation related expenses of $0.1 million, primarily related to the initial new hire stock based awards granted in October 2008 that became fully vested in October 2012.

The decreases in general and administrative expenses for the nine-month period ended September 30, 2013, compared to the corresponding nine-month period ended September 30, 2012, resulted primarily from:

•	decreased compensation related expenses of $0.9 million, primarily related to the initial new hire stock based awards granted in October 2008 that became fully vested in October 2012;

•	decrease of $0.2 million due to the reversal of the liability for contingent merger consideration related to the acquisition of Attributor;

•	decreased legal fees of $0.1 million due to settlement with Verance in 2012, partially offset by legal costs associated with the licensing audit of IV in 2013; partially offset by

•	increase of $0.7 million related to the operations of Attributor; and

•	increased accounting and tax fees of $0.2 million associated with the Attributor acquisition.

We anticipate through 2013 that we will continue to incur general and administrative expenses at approximately existing levels while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)
Intellectual property	$278	$309	$(31)	(10)%	$816	$919	$(103)	(11)%
Intellectual property (as % of total revenue)	4%	3%			3%	3%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

Intellectual property expenses remained relatively consistent for the three- and nine-month periods.

We anticipate through 2013 that we will incur intellectual property expenses at existing levels.

Stock-based compensation

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$78	$141	$(63)	(45)%	$374	$479	$(105)	(22)%
Sales and marketing	103	98	5	5%	298	331	(33)	(10)%
Research, development and engineering	278	242	36	15%	766	639	127	20%
General and administrative	529	844	(315)	(37)%	1,595	2,508	(913)	(36)%
Intellectual property	62	70	(8)	(11)%	186	195	(9)	(5)%

Total	$1,050	$1,395	$(345)	(25)%	$3,219	$4,152	$(933)	(22)%

The decrease in total stock-based compensation expense for the three-and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, was primarily due the initial new hire stock-based awards that were granted in October 2008 that became fully vested in October 2012, partially offset by an additional layer of stock-based awards in 2013. We anticipate incurring an additional $8.4 million in stock-based compensation expense through September 2017 for awards outstanding as of September 30, 2013.

Net loss from joint ventures

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)
Net loss from joint ventures	$—	$—	$—		$—	$(1,107)	$(1,107)	(100)%
Net loss from joint venture (as % of total revenue)	—	—			—	3%

There was no activity from the joint ventures during the three- and nine-months ended September 30, 2013 due to the suspension of operations of both joint ventures in March 2012.

Other income, net

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)
Other income, net	$33	$48	(15)	(31)%	$81	$139	(58)	(42)%
Other income, net (as % of total revenue)	*	*			*	*

*	Less than 1%

The decreases in other income, net for the three- and nine-month periods ended September 30, 2013, compared to the corresponding three- and nine-month periods ended September 30, 2012, were primarily due to lower interest income resulting from a combination of lower cash balances and interest rates on cash and investments, and gains and losses on foreign currency.

Provision for Income Taxes

The provision for income taxes for the three- and nine-month periods ended September 30, 2013 and 2012 reflects income taxes for federal and state jurisdictions reduced by available tax credit carry-forwards and tax credits claimed during the period. The effective tax rate for the nine-month period ended September 30, 2013 was 26%. The effective tax rate is lower than the statutory tax rate due to the impact of permanent items, primarily research and experimentation credits. The effective tax rate for the period ended September 30, 2012 was 38%.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of September 30, 2013 and December 31, 2012, and due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized, and consequently, a full valuation allowance has been recorded with respect to the state deferred tax assets of Attributor.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
Working capital	$35,372	$33,846
Current (liquidity) ratio (1)	9.3:1	10.3:1
Cash, cash equivalents and short-term marketable securities	$33,014	$32,269
Long-term marketable securities	$5,097	$6,787
Total cash, cash equivalents and all marketable securities	$38,111	$39,056

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $1.0 million decrease in cash, cash equivalents and marketable securities at September 30, 2013 compared to December 31, 2012 resulted primarily from:

•	investments in our business for both capital and intellectual property initiatives;

•	payment of dividends;

•	purchases of common stock related to the vesting of restricted stock; partially offset by

•	cash flows provided by operating activities.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include pre-refunded municipal bonds, federal agency notes, corporate notes and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, e.g., financial or energy industries, at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded.

Operating Cash Flow

The components of operating cash flows were:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar (Decrease)	Percent (Decrease)
Net income	$778	$7,218	$(6,440)	(89)%
Non-cash items	4,849	6,423	(1,574)	(25)%
Changes in operating assets and liabilities	(962)	238	(1,200)	(504)%

Net cash provided by operating activities	$4,665	$13,879	$(9,214)	(66)%

Cash flows provided by operating activities for the nine-month period ended September 30, 2013, compared to the nine-month period ended September 30, 2012, decreased by $9.2 million primarily as the result of lower net income, no activity from the joint ventures due to suspension of operations in March 2012, and changes in operating assets and liabilities.

Cash flows used in investing activities for the nine-month period ended September 30, 2013, compared to the nine-month period ended September 30, 2012, decreased by $3.2 million. The decrease was primarily the result of higher net purchases of marketable securities in 2012 compared to 2013, partially offset by increased investments in capital initiatives.

Cash flows used in financing activities for the nine-month period ended September 30, 2013, compared to the nine-month period ended September 30, 2012, increased $1.0 million. The increase was primarily the result of no excess tax benefits generated on stock-based awards and higher cash dividends paid, partially offset by lower purchases of common stock.

Future Cash Expectations.

In connection with our patent license agreement with IV, the quarterly payments of the license issuance fee by IV have ended. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV.

In connection with our patent license agreement with Nielsen, the quarterly license payments will end in the first quarter of 2014. The patent license is non-exclusive and covers certain applications specific to Nielsen’s business.

Our Board of Directors has approved a stock repurchase program under which we have $4.0 million available for repurchase as of September 30, 2013. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

On October 22, 2013, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on November 12, 2013 to shareholders of record on November 4, 2013. The aggregate amount of the quarterly dividend payment is expected to be approximately $0.8 million.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

We may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to see additional financing. If it were necessary to obtain additional financing or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

Other than the new lease agreement entered into for Attributor headquarters in San Mateo described in our Form 10-Q for the period ended June 30, 2013 and the contractual obligations disclosed in our 2012 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Our subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012, and was consolidated with other lawsuits brought by Blue Spike into Civil Action No. 6:12-cv-00499.

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

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2012 Annual Report. The risks and uncertainties described in our 2012 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2013, there have been no material changes to the risk factors set forth in our 2012 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In December 2012, the program was extended through December 31, 2013. As of September 30, 2013, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million; however, no shares were repurchased under the program for the three-month period ended September 30, 2013.

In addition to the stock repurchase program described above, from time to time we withhold (purchase) shares of common stock in connection with stock option exercises, to cover the exercise price and tax withholding obligations. For the three-month period ended September 30, 2013, the Company withheld (purchased) 3,283 shares in connection with stock option exercises at an aggregate purchase price of $0.1 million.

Also, we withhold (purchase) shares of common stock in connection with the vesting of restricted shares to satisfy tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2013:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value that may yet be purchased under the plans or programs
Month 1
July 1, 2013 to July 31, 2013	—	$—	—	$4.0 million
Month 2
August 1, 2013 to August 31, 2013	2,626	$20.38	—	$4.0 million
Month 3
September 1, 2013 to September 30, 2013	1,862	$20.45	—	$4.0 million

Total	4,488	$20.41	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2013	DIGIMARC CORPORATION

	By:	/S/ MICHAEL MCCONNELL
Michael McConnell
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)