Form 10-K
period 2013-12-31
Digimarc CORP
filed 2014-02-21
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 28, 2013), was approximately $144 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 14, 2014, 7,432,554 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2014 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables may not foot due to rounding.

Digimarc Discover and Digimarc Guardian (pending)are registered trademarks of Digimarc Corporation. This Annual Report on Form 10-K also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers and digital devices can sense and recognize and to which they can react. Our technology provides the means to infuse persistent digital information, “Digimarc IDs,” perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly and reliably identify all forms of media content.

Our technologies, and those of our licensees, span numerous applications across a wide range of media content, enabling our customers and those of our partners to:

•	Improve the speed of retail checkout

•	Provide simple and intuitive mobile customer engagement experiences in stores

•

Quickly and reliably identify and effectively manage music, movies, television programming, digital images, e-books, documents and other printed materials, especially in light of non-linear distribution over the internet;

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

Our technology allows our customers to provide persistent digital identities for any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of these digital signals enables a wide range of improvements in security and media management, and new business models for distribution and consumption of media content. Over the years our technology and intellectual property portfolios have grown to encompass many related technologies.

We provide solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated watermarking technology in music, movies, television broadcasts, images and printed materials. Digimarc IDs have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

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

In October 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 of the 1,200 patents and applications held by us at the time the agreement was entered into, as noted below in the section titled “Technology and Intellectual Property.” Some of the patents exclusively licensed to IV have expired, while additional patents have been filed, bringing the total number of active patent assets to 775.

In December 2012, we acquired Attributor Corporation (“Attributor”), a leader in protecting e-books from online piracy. Attributor’s Guardian services protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet.

In December 2012, we entered into a renewal and extension of the Counterfeit Deterrence System Development and License Agreement with the Central Banks through 2024, with a 5 year extension option.

Financial information about geographic areas is included in Note 5 of our Notes to Consolidated Financial Statements.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from development services, subscriptions for products and services, and licensing of our technology. During 2013, we generated the majority of our revenue from service and license fees paid to us under long-term contracts with the Central Banks, IV, Nielsen, Verance Corporation (“Verance”), and Civolution. Subscription revenue increased in 2013 primarily as a result of our e-book product offering, Digimarc Guardian. The remainder of our revenue is generated primarily from patent and technology license fees and royalties paid by commercial business partners providing media identification and management solutions to movie studios and music labels, television broadcasters, creative professionals and other customers around the world.

In 2013, revenue from government contracts accounted for approximately 34% of our total revenue, and revenue generated under our contract with the Central Banks accounted for substantially all of the revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option years. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

Information about customers that accounted for 10% or more of revenue in the last three years is included in Note 5 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology and patent inventions to other solution providers. Our largest government customer is the Central Banks, with whom we have for the last 15 years been developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics.

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

Digimarc IDs are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. One of our more recent product offerings is the Digimarc Discover™ platform, which delivers a range of rich media experiences to its readers on their smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented technology.

As part of the Digimarc Discover platform, we recently introduced Digimarc Barcodes, which contain the same type of information found in traditional product UPC codes, but is invisibly repeated multiple times over the entire packaging. We have partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, which has enabled its new MagellanTM 9800i multi-plane imaging scanner to detect and process Digimarc Barcodes. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

As part of our intellectual property marketing and patent monetization efforts, our key objectives in building relationships with potential customers and partners are to:

•	make progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing;

•	expand the scope of our license program;

•	more effectively monetize our patent assets;

•	encourage large scale adoption of our technologies by industry leaders;

•	improve our financial performance;

•	increase the scale and rate of growth of our products and services business; and

•	lay a foundation for continuing innovation.

Current patent licensees include, but are not limited to IV, AlpVision SA, Civolution, IV, Monic, Nielsen, Signum Technologies, Verance and Verimatrix, Inc.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with greater than 1,250 U.S. and foreign patents and pending patent applications as of December 31, 2013. We continue to develop and broaden our portfolio of patented inventions in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from invention date, and up to 17 years after the patent has been granted.

For a discussion of activities and costs related to our research and development in the last three years, please read “Research, development and engineering” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Markets

Our patented inventions are used in various media identification and management products and solutions supporting a variety of media objects, from movies and music to banknotes, secure credentials and consumer packaged goods. Each media object enabled by our inventions creates the potential for several applications, such as:

•	counterfeiting and piracy deterrence;

•	online e-book piracy protection;

•	content identification and media management;

•	authentication and monitoring;

•	retail point of sale transaction processing;

•	linking to networks and providing access to information; and

•	enhanced services in support of mobile commerce.

We believe the market for most of these applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services and technology.

Competition

No single competitor or small number of competitors dominate our market. Our competitors vary depending on the application of our products and services. Our business partners and we generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting, pattern recognition, and traditional barcodes. Our competitive position in digital watermarking applications is strong because of our large, high quality, sophisticated patent portfolio and our substantial and growing amount of intellectual property in related media security and management innovations that span basic technologies, applications, system designs and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well regarded by our customers and partners and not available to our competitors. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2013 will generate a minimum of $31 million in revenue. We expect approximately $18 million of this amount to be recognized as revenue during 2014.

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

Employees

At December 31, 2013, we had 149 full-time employees, including 32 in sales, marketing, technical support and customer support; 89 in research, development and engineering, including intellectual property; and 28 in finance, administration, information technology and legal.

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

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers, the Bank for International Settlements (acting on behalf of the Central Banks), IV, Nielsen, Verance and Civolution represented approximately 81% of our revenue for the year ended December 31, 2013. Most of our revenue comes from long-term contracts generally having terms of at least three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. The agreements with some of these customers provide minimum or fixed payment obligations that have ceased, in the case of IV, or will cease shortly, in the case of Nielsen in January 2014. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected. For example, in connection with our arrangement with IV, the quarterly license fee payments ended in the second quarter of 2013. We are not able to reasonably estimate the future revenue impact of any profit sharing we may earn from IV.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(2) Although we achieved profitability in prior years, we were not profitable in 2013 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts.

For the year ended December 31, 2012, we generated net income of $8.3 million. Our profit was primarily due to a past due royalties payment received from Verance in the first quarter of 2012 and quarterly license fee payments from IV, which ended in the second quarter of 2013. For the year ended December 31, 2013, we incurred a net loss largely due to the end of the quarterly license fee payments from IV. On a quarterly basis, our operating results have been inconsistent.

Returning to and maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like those we have with the Central Banks, IV, Nielsen, Verance and Civolution. Profitability will also depend on growth in revenue of our licensees and our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts, the expiration of fixed payment obligations on our contracts or cost overruns on our existing contracts, could have a negative effect on our revenue, margins and profitability.

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

Some of our customers and licensees report royalties to us based on their revenue and their interpretation and allocation of contracted royalty obligations. For example, one licensee reports profit sharing to us based on income earned, which is subject to their interpretation and allocation of revenue and expenses, which could be less favorable to us than our own interpretation.

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

(6) We may not receive any profit-sharing from our patent licensing arrangement with Intellectual Ventures.

In connection with our patent licensing arrangement with IV, we granted an exclusive license to sublicense our patent assets existing at that time to IV in exchange for various strategic and financial benefits, including profit participation. We have received all the minimum guaranteed license fees and most of the minimum consulting fees. We may not realize any profit participation revenue from our patent licensing arrangement with IV. We have given IV control over both prosecution and enforcement of these assets. While IV can seek our assistance and has committed to pay for it, we cannot guarantee that IV will seek our assistance in prosecution, nor enforce the patents to the extent we would.

(7) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We acquired Attributor Corporation in December 2012, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of our recent or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. We may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the need to implement additional controls, procedures and policies;

•	entry into geographic markets in which we have little or no prior experience, and challenges caused by distance, language and cultural differences;

•	differences in foreign labor and employment laws, including classification of employees and contractors;

•	disruption of our ongoing business;

•	the potential loss of key employees; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

We believe that revenue from sales of products and services to commercial, governmental and other customers outside the U.S. could represent a growing percentage of our total revenue in the future. In addition, as a result of our acquisition of Attributor Corporation, we perform certain functions in various jurisdictions outside of the U.S. International operations are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., or expose us to additional expense or liabilities, including the following:

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

Our business and strategy rely substantially on deployment of our technology by our licensees and other third-party software developers and original equipment manufacturers. For example, one form of our technology is commonly deployed in image editing applications to permit users of these products to read data embedded in imagery, and thereby identify ownership and discern the identities of image owners. Another form of our technology is used in our anti-counterfeiting products. Our patented inventions are also being deployed as part of

Digital Cinema systems to theatres around the world by companies that integrate technologies and subsystems. Most recently, our software has been integrated into Point of Sale scanners from Datalogic. In addition, we rely on the ability of IV to license a portion of our patented inventions to third party licensees pursuant to the patent licensing arrangement we entered into with IV in October 2010. If third parties who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, our efforts to expand deployment of our technology and increase licensing revenue would be adversely affected. Consequently, our ability to increase revenue would be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek other alternatives.

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

(11) If leading companies in our industry or standard-setting bodies or institutions downplay, minimize or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth.

Many of our business endeavors, such as our licensing of intellectual property in support of audio and video copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

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

•	intense competition and rapid technological change could adversely affect the market’s acceptance of our existing and new products and services;

•

we may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent which may cause our products and services to be less sustainable and competitive or which could make it harder for us to expand our revenue and business; and

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

We face risks associated with our patent position, including the potential need from time to time to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be challenged, and the possibility that third parties will be able to compete against us without infringing our patents. Our resolved litigation with Verance, which brought a declaratory judgment action alleging that certain of our patents are invalid or not infringed, is an example. Budgetary concerns may cause us not to file or continue litigation against known infringers of our patent rights, or may cause us not to file for, or pursue, patent protection for all of our inventive technology, in jurisdictions where they may have value. Some governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Failure to reliably enforce our patent rights against infringers may make licensing more difficult. If we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price, or we may incur significant costs in bringing legal proceedings against third parties who are infringing our patents.

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

Some of our business involves embedding digital watermarks in traditional and digital media, including consumer product packaging and related marketing materials, secure documents, audio, video and imagery, and licensing our intellectual property. Our revenues result from a combination of development, consulting, subscription and license fees from a variety of media identification and management applications. We launched our Digimarc Discover initiative during 2011 and the Digimarc Barcode in 2014, both of which incorporates new business and pricing models for licensing access to our online services portal and value added service providers. We have not fully developed revenue models for some applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

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

We do not assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our margins could decrease, and our release of new products and services and the deployment of our technology could be adversely affected.

(16) We may need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

We have staffed our company with the intent of accelerating our product development and sales growth initiatives while also focusing on achieving and sustaining profitability. Our current staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we may need to increase our workforce through additional employees or contract labor. Although we believe that increasing our workforce would potentially support anticipated growth and profitability, it would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability in the short term.

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

The price of shares of our common stock may fluctuate as a result of changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on the price of shares of our common stock include:

•	the public’s reaction to our public disclosures;

•	actual or anticipated changes in our operating results or future prospects;

•	potential unfavorable changes from originally reported royalties by customers resulting from an audit performed by us or a third party, or self-corrected by the customer;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	impact of acquisitions on our liquidity and financial performance;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles applicable to us;

•	conditions of the industry as a result of changes in financial markets or general economic or political conditions;

•	the failure of securities analysts to cover our common stock in the future, or changes in financial estimates by analysts;

•	changes in analyst recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;

•	changes in the amount of dividends paid;

•	future issuances of our common stock or the perception that future sales could occur; and

•	volatility in the equity securities market.

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

Our articles of incorporation and bylaws and Oregon law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements for shareholders to amend our organizational documents and limitations on actions by our shareholders by written consent. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. In July 2008, our Board of Directors adopted a rights agreement pursuant to which one one-hundredth (1/100) of a preferred stock purchase right will be issued for each outstanding share of our common stock. In general terms, our rights agreement works by imposing a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our Board of Directors. Oregon law also restricts the ability to vote shares of stock acquired in a transaction that causes the acquiring person to control at least one-fifth, one-third or one-half of the votes entitled to be cast in the election of directors. Shares acquired in a control share acquisition have no voting rights except as authorized by a vote of the shareholders. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

ITEM 1B: UNRESOLVED	STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We lease our principal administrative, marketing, research, and intellectual property development facility, which is approximately 46,000 square feet in size and located in Beaverton, Oregon. In May 2011, we entered into an amendment with the landlord to extend the length of our facilities lease through August 2016.

In June 2013, we entered into a new facilities lease agreement for Attributor in San Mateo, California, which is approximately 3,700 square feet in size, with a lease term through November 2016.

See Note 9 of our Notes to Consolidated Financial Statements for further lease related disclosures.

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

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case. A schedule for the case has recently been set and trial is scheduled for October 2015. Blue Spike has not alleged a specific amount of monetary damages in its complaint.

In May 2013, we instituted an arbitration proceeding against IV regarding IV’s calculation of potential profit sharing payments under our license agreement with IV. The action was settled on January 17, 2014. The settlement did not result in profit sharing payments to us. The next profit participation report from IV is due to us in March 2014, covering 2013 licensing activities.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $32.56 on February 14, 2014. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2013		2012
	High	Low	High	Low
First quarter	$26.79	$20.72	$32.10	$24.34
Second quarter	$26.00	$19.05	$30.25	$23.55
Third quarter	$22.46	$18.86	$28.05	$21.06
Fourth quarter	$22.72	$17.85	$22.80	$17.68

At February 14, 2014, we had 221 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

During the years ended December 31, 2013 and 2012, our Board of Directors declared and paid the following dividends per common share (in thousands, except per share data):

Declaration Date	Dividend Per Common Share	Record Date	Total Amount	Payment Date
October 22, 2013	$0.11	November 4, 2013	$802	November 12, 2013
July 25, 2013	$0.11	August 5, 2013	$799	August 12, 2013
April 30, 2013	$0.11	May 13, 2013	$800	May 20, 2013
February 20, 2013	$0.11	March 4, 2013	$801	March 11, 2013
October 23, 2012	$0.11	November 6, 2012	$783	November 20, 2012
July 26, 2012	$0.11	August 10, 2012	$782	August 24, 2012
April 26, 2012	$0.11	May 11, 2012	$779	May 25, 2012

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, up to $5.0 million of shares of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In November 2013, the program was extended through December 31, 2014. As of December 31, 2013, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million.

On January 26, 2011, we repurchased 552,536 shares of our common stock from Koninklijke Philips Electronics, N.V. (“Philips”), in a privately negotiated transaction. The shares were purchased for an aggregate price of $14.9 million, including transaction fees.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to cover taxes, and we repurchase shares in connection with stock option exercises, to cover the exercise prices and taxes. For the three-month period ended December 31, 2013, we withheld 15,233 shares in connection with stock option exercises, covering both the exercise prices and taxes, for an aggregate purchase price of $336.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2013:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
October 1, 2013 to October 31, 2013	—	$—	—	$4.0 million
Month 2
November 1, 2013 to November 30, 2013	46,560	$18.48	—	$4.0 million
Month 3
December 1, 2013 to December 31, 2013	—	$—	—	$4.0 million

Total	46,560	$18.48	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested in our common stock on December 31, 2008 and in each of the two indices at the closing price on that date, and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenue, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Company Name / Index	Base Period 12/31/08	INDEXED RETURNS Years Ending
		12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Digimarc Corporation	100	$149.60	$299.50	$238.42	$209.80	$199.28
Nasdaq Index	100	$145.32	$171.50	$170.08	$199.76	$279.90
Peer Group	100	$155.87	$240.02	$202.87	$247.66	$371.48

Companies included in the Peer Group index of the stock performance graph are as follows(1):

8X8 INC AWARE INC BRIGHTCOVE INC CALLIDUS SOFTWARE INC CINEDIGM CORP DATAWATCH CORPORATION	DTS INC eGain CORPORATION EVOLVING SYSTEMS INC GLU MOBILE INC GUIDANCE SOFTWARE IMMERSION CORPORATION	ORBCOMM INC PDF SOLUTIONS INC SPARK NETWORKS INC SUPPORT.COM INC TOWERSTREAM CORPORATION ZIX CORPORATION

(1)	The peer group does not include four companies from our 2012 peer group: Keynote Systems Inc, Pervasive Software Inc, PROS Holdings Inc. and Wave Systems Corp, each of which no longer meet the criteria to be included in our peer group.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2013, which has been derived from audited financial statements as of December 31, 2013, 2012, 2011, 2010 and 2009 and years ended December 31, 2013, 2012, 2011, 2010 and 2009.

Statement of Operations Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$34,964	$44,375	$36,039	$31,150	$19,071
Gross profit percentage	77%	85%	81%	78%	67%
Operating income (loss)	$(2,412)	$14,594	$6,389	$6,151	$(2,565)
Net income (loss)	$(507)	$8,272	$5,656	$4,174	$(2,757)
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.10)	$1.16	$0.84	$0.59	$(0.39)
Earnings (loss) per common share—diluted	$(0.10)	$1.12	$0.76	$0.55	$(0.39)
Weighted average common shares outstanding—basic (in thousands)	6,866	6,757	6,741	7,120	7,140
Weighted average common shares outstanding—diluted (in thousands)	6,866	6,989	7,430	7,623	7,140
Cash dividends declared per common share	$0.44	$0.33	$—	$—	$—

Balance Sheet Data

	As of December 31,
	2013	2012	2011	2010	2009
Cash, cash equivalents and short-term marketable securities	$29,662	$32,269	$25,663	$34,781	$42,786
Long-term marketable securities	$5,302	$6,787	$7,715	$11,163	$—
Total assets	$57,197	$57,331	$45,793	$55,765	$50,483
Long-term liabilities	$496	$673	$464	$525	$99
Redeemable preferred stock	$50	$50	$50	$50	$50

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables may not foot due to rounding.

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers and digital devices can sense and recognize and to which they can react. Our technology provides the means to infuse persistent digital information, perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products including Digimarc Discover, Digimarc Barcode and Digimarc Guardian and continue to expand our intellectual property portfolio.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related fields, with greater than 1,250 U.S. and foreign patents and pending patent applications as of December 31, 2013. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, fixed assets, goodwill, intangible assets, income taxes, revenue recognition on long-term contracts, marketable securities, and contingencies. We base our estimates on historical experience and on other assumptions we believe to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term contracts, goodwill, impairment of long-lived assets, contingencies, stock-based compensation and income taxes. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition: We derive our revenue primarily from development services, subscriptions and licensing of our patent portfolio:

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

Some customer arrangements encompass multiple deliverables, such as patent licenses, professional services, software subscriptions, and maintenance fees. For arrangements that include multiple deliverables, we identify separate units of accounting at inception based on the consensus reached under ASC 605-25 “Multiple-Element Arrangements,” which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting using the relative selling price method.

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

Goodwill: We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

We test goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such reviews assess the fair value of our assets compared to their carrying value. We operate as a single reporting unit. We estimate the fair value of our reporting unit using a market approach, which takes into account our market capitalization plus an estimated control premium.

Impairment of long-lived assets: We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets, including definite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows expected to be generated by the assets over their remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Contingencies: We evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of ASC 450 “Contingencies.” If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Stock-based compensation: We account for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

For stock options, we use the Black-Scholes option pricing model as our method of valuation. Our determination of the fair value on the date of grant is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award, the risk-free interest rate and the expected dividend yield. Although the fair value of stock-based awards is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

The fair value of restricted stock awards granted is based on the fair market value of our common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Income taxes: We account for income taxes in accordance with ASC 740 “Income Taxes” utilizing the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

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

We are subject to federal and state income taxes within the U.S. and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We are also subject to withholding taxes in various foreign jurisdictions. The withholding taxes are computed by our customers and paid to foreign jurisdictions on our behalf. We report a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

Results of Operations—the Years Ended December 31, 2013 and December 31, 2012

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31, 2013	Year Ended December 31, 2012 (1)
Revenue:
Service	$11,631	$10,792
Subscription	5,591	1,481
License	17,742	32,102

Total revenue	34,964	44,375
Cost of revenue:
Service	5,327	5,917
Subscription	2,491	355
License	387	236

Total cost of revenue	8,205	6,508
Gross profit	26,759	37,867
Operating expenses:
Sales and marketing	6,144	3,827
Research, development and engineering	12,274	8,741
General and administrative	9,624	9,457
Intellectual property	1,129	1,248

Total operating expenses	29,171	23,273

Operating income (loss)	(2,412)	14,594

Net loss from joint ventures	—	(1,107)
Other income, net	109	179

Income (loss) before income taxes	(2,303)	13,666
(Provision) benefit for income taxes	1,796	(5,394)

Net income (loss)	$(507)	$8,272

(1)	Includes the results of operations of Attributor from the date of acquisition, December 3, 2012 to the end of the year.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	Percentages are percent of revenue
Revenue:
Service	33%	24%
Subscription	16	3
License	51	72

Total revenue	100	100
Cost of revenue:
Service	15	13
Subscription	7	1
License	1	1

Total cost of revenue	23	15
Gross profit	77	85
Operating expenses:
Sales and marketing	18	9
Research, development and engineering	35	20
General and administrative	27	21
Intellectual property	3	3

Total operating expenses	83	52

Operating income (loss)	(7)	33

Net loss from joint ventures	—	(2)
Other income, net	—	—

Income (loss) before income taxes	(7)	31
(Provision) benefit for income taxes	5	(12)

Net income (loss)	(1)%	19%

Summary

In 2013, we increased the level of our investments in our product development and sales growth initiatives. These initiatives included developing and marketing Digimarc Discover, the Digimarc Barcode and other aspects of our Intuitive Computing Platform as well as further developing our retained patent assets. We also continued research efforts to explore strategic opportunities in the mobile payments market. These investments support our vision of enabling computers, networks and other digital devices to see, hear, understand and respond to their surroundings.

Our revenue decreased 21% to $35.0 million in 2013 from 2012 primarily as a result of the $8.0 million past due royalties payment received from Verance Corporation (“Verance”) in the first quarter of 2012 and the end of the quarterly license fee payments from Intellectual Ventures (“IV”) in the second quarter of 2013. The comparative decline was partially offset by increased subscription revenue due to a full year of Attributor’s operations in 2013 and higher service revenue from the Central Banks.

Total operating expense increased primarily as a result of increased compensation cost due to higher headcount as we accelerated our product development and sales growth initiatives as well as the impact of a full year of Attributor’s operations in 2013 and related acquisition and integration costs.

Revenue

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$11,631	$10,792	$839	8%
Subscription	5,591	1,481	4,110	278%
License	17,742	32,102	(14,360)	(45)%

Total	$34,964	$44,375	$(9,411)	(21)%

Revenue (as % of total revenue):
Service	33%	24%
Subscription	16%	3%
License	51%	72%

Total	100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements, or fixed price consulting agreements. Most of our service revenue is derived from contracts with the Central Banks, IV and government agency contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with government agency contractors are subject to government budgets and funding.

The increase in service revenue was due primarily to higher billing rates under our new agreement with the Central Banks, partially offset by suspension of operations in the joint ventures in the first quarter of 2012.

Subscription. Subscription revenue includes subscriptions for products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue was due primarily to a full year of Attributor’s operations in 2013.

License. License revenue originates primarily from licensing our technology and patents where we receive fixed license fees and/or royalties as our income stream. The majority of license revenue is derived from contracts with IV, Nielsen, Verance and Civolution. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue was due primarily to the $8.0 million past due royalties payment received from Verance the first quarter of 2012 and the end of the quarterly license fee payments from IV in the second quarter of 2013.

Revenue by geography

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$18,857	$30,736	$(11,879)	(39)%
International	16,107	13,639	2,468	18%

Total	$34,964	$44,375	$(9,411)	(21)%

Revenue (as % of total revenue):
Domestic	54%	69%
International	46%	31%

Total	100%	100%

The decrease in domestic revenue was primarily the result of the $8.0 million past due royalties payment received from Verance, the end of the quarterly license fee payments from IV and the suspension of operations in the joint ventures, partially offset by a full year of Attributor’s operations in 2013 and an increase in government agency related work in 2013.

The increase in international revenue was due primarily to a full year of Attributor’s operations in 2013 and higher billing rates under our new agreement with the Central Banks.

We anticipate a decrease in revenue in 2014 compared to 2013 primarily due to the absence of quarterly license fee payments from IV that ended in the second quarter of 2013 and the quarterly license fee payments from Nielsen that will end in the first quarter of 2014; partially offset by increased revenue from our other existing customers and new customers as we continue to expand the marketing and monetization of our intellectual property portfolio and related products and services.

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

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross profit

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$6,304	$4,875	$1,429	29%
Subscription	3,100	1,126	1,974	175%
License	17,355	31,866	(14,511)	(46)%

Total	$26,759	$37,867	$(11,108)	(29)%

Gross Profit (as % of related revenue components):
Service	54%	45%
Subscription	55%	76%
License	98%	99%
Total	77%	85%

The decrease in total gross profit was due primarily to the receipt of the $8.0 million past due royalties payment from Verance in the first quarter of 2012 and the end of the quarterly license fee payments from IV in the second quarter of 2013, partially offset by a full year of Attributor’s operations in 2013.

The increase in service gross profit as a percentage of service revenue resulted primarily from higher billing rates under our new agreement with the Central Banks and a favorable change in service revenue mix.

The decrease in subscription gross profit as a percentage of subscription revenue resulted primarily from the impact of a full year of Attributor’s operations in 2013, which has a higher cost component than other subscriptions.

The slight decrease in license gross profit as a percentage of license revenue was due primarily to lower license revenue.

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

We expect operating expenses for 2014 to be higher than 2013, as we continue to increase spending in research and development and sales and marketing to further our product development and sales growth initiatives.

Sales and marketing

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase	Percent Increase
Sales and marketing	$6,144	$3,827	$2,317	61%
Sales and marketing (as % of total revenue)	18%	9%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses resulted primarily from:

•	increased headcount and compensation-related expenses of $0.9 million primarily related to the operations of Attributor;

•	increased marketing and professional fees of $0.6 million related to our sales growth initiatives; and

•	amortization of acquired intangible assets of $0.5 million related to the Attributor acquisition.

We anticipate that we will continue to incur sales and marketing costs at higher levels through 2014 to support ongoing sales and marketing growth initiatives.

Research, development and engineering

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase	Percent Increase
Research, development and engineering	$12,274	$8,741	$3,533	40%
Research, development and engineering (as % of total revenue)	35%	20%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies;

•	metadata ranking algorithms for matching Internet file content against reference database; and

•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device specific capabilities (e.g., instruction sets and Graphics Processing Units);

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	delivering the Digimarc Barcode feature of Digimarc Discover;

•	maintaining the Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iTunes and Android marketplaces;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expense resulted primarily from:

•

higher headcount and compensation-related expenses of $2.9 million, of which $1.4 million related to accelerating our product development initiatives and $1.5 million related to the operations of Attributor;

•	increased recruiting expenses of $0.3 million related to increased hiring in 2013; and

•	increased contract labor and professional fees of $0.3 million related to our product development initiatives.

We anticipate that we will continue to invest in research, development and engineering expenses at higher levels through 2014 to support our ongoing research and product development initiatives.

General and administrative

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase	Percent Increase
General and administrative	$9,624	$9,457	$167	2%
General and administrative (as % of total revenue)	28%	21%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;

•	third party and professional fees associated with legal, accounting, human resources and costs associated with being a public company; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses resulted primarily from:

•	increase expenses of $0.8 million related to a full year of Attributor’s operations in 2013;

•	increased accounting and tax fees of $0.2 million associated with the Attributor acquisition, partially offset by

•

decreased compensation related expenses of $0.5 million, related to the initial new hire stock based awards granted in October 2008 becoming full vested in October 2012, partially offset by the impact of new stock based awards;

•	the reversal of $0.2 million of the liability for contingent merger consideration related to the acquisition of Attributor; and

•	decreased legal fees of $0.1 million due to settlement with Verance in 2012, partially offset by legal costs associated with the licensing audit of IV in 2013.

We anticipate that we will continue to incur general and administrative expenses at approximately existing levels through 2014 while continuing to examine means to reduce general and administrative expenses as a percentage of revenue in the longer term.

Intellectual property

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Decrease	Percent Decrease
Intellectual property	$1,129	$1,248	$(119)	(10)%
Intellectual property (as % of total revenue)	3%	3%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

Intellectual property expenses remained relatively consistent.

We anticipate through 2014 that we will incur intellectual property expenses at existing levels.

Stock-based compensation

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$533	$603	$(70)	(12)%
Sales and marketing	422	409	13	3%
Research, development and engineering	1,116	840	276	33%
General and administrative	2,183	3,148	(965)	(30)%
Intellectual property	248	256	(8)	(3)%

Total	$4,502	$5,256	$(754)	(14)%

The net decrease in stock-based compensation expense was primarily related to the initial new hire stock based awards granted in October 2008 that became fully vested in October 2012, partially offset by the impact of new stock based awards. We anticipate incurring an additional $9,711 stock-based compensation expense through December 2017 for awards outstanding as of December 31, 2013.

Net loss from joint ventures

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$—	$(1,107)	$1,107	0%
Net loss from joint ventures (as % of total revenue)	—	(2)%

There was no activity from the joint ventures due to the suspension of operations of both joint ventures in March 2012.

Other income, net

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Decrease	Percent Decrease
Other income, net	$109	$179	$(70)	(39)%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

The decrease in other income, net was primarily due to lower interest income resulting from a combination of lower cash and investment balances and interest rates on cash and investments, and gains and losses on foreign currency.

Provision (benefit) for income taxes

The provision (benefit) for income taxes reflects current tax, deferred tax and withholding tax in certain foreign jurisdictions.

For the year ended December 31, 2013, we recognized an income tax benefit of $1.8 million on a pretax loss of $2.3 million, resulting in an effective tax rate of 78%. The effective tax rate was higher than our statutory tax rate of 39% due to the realization of federal research and experimentation credits for the tax years 2012 and 2013.

For the year ended December 31, 2012, we recognized an income tax provision of $5.4 million on pretax income of $13.7 million, resulting in an effective tax rate of 39%. The effective tax rate equaled our statutory tax rate of 39% as no federal research and experimentation credit was realized in 2012 as the credit had not been extended.

Results of Operations—the Years Ended December 31, 2012 and December 31, 2011

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31, 2012 (1)	Year Ended December 31, 2011
Revenue:
Service	$10,792	$12,395
Subscription	1,481	1,378
License	32,102	22,266

Total revenue	44,375	36,039
Cost of revenue:
Service	5,917	6,638
Subscription	355	177
License	236	122

Total cost of revenue	6,508	6,937
Gross profit	37,867	29,102
Operating expenses:
Sales and marketing	3,827	4,336
Research, development and engineering	8,741	7,327
General and administrative	9,457	9,956
Intellectual property	1,248	1,094

Total operating expenses	23,273	22,713

Operating income	14,594	6,389

Net loss from joint ventures	(1,107)	(2,714)
Other income, net	179	195

Income before income taxes	13,666	3,870
(Provision) benefit for income taxes	(5,394)	1,786

Net income	$8,272	$5,656

(1)	Includes the results of operations of Attributor from the date of acquisition, December 3, 2012 to the end of the year.

	Year Ended December 31, 2012	Year Ended December 31, 2011
	Percentages are percent of revenue
Revenue:
Service	24%	34%
Subscription	3	4
License	72	62

Total revenue	100	100
Cost of revenue:
Service	13	18
Subscription	1	—
License	1	—

Total cost of revenue	14	19
Gross profit	85	81
Operating expenses:
Sales and marketing	9	12
Research, development and engineering	20	20
General and administrative	21	28
Intellectual property	3	3

Total operating expenses	52	63

Operating income	33	18

Net loss from joint ventures	(2)	(8)
Other income, net	—	1

Income before income taxes	31	11
(Provision) benefit for income taxes	(12)	5

Net income	19%	16%

Summary

Our revenue increased in 2012 from 2011 primarily as a result of the $8.0 million past due royalties payment from Verance received in the first quarter of 2012 in connection with the resolution of our litigation with Verance and increased license payments from IV and Verance, offset by lower revenue from the joint ventures with Nielsen due to the suspension of their operations in the first quarter of 2012.

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

Revenue

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$10,792	$12,395	$(1,603)	(13)%
Subscription	1,481	1,378	103	7%
License	32,102	22,266	9,836	44%

Total	$44,375	$36,039	$8,336	23%

Revenue (as % of total revenue):
Service	24%	34%
Subscription	3%	4%
License	72%	62%

Total	100%	100%

The decrease in service revenue was due primarily to lower activity in the joint ventures, due to the suspension of operations, offset by increased program work from the Central Banks.

The increase in subscription revenue was due primarily to the inclusion of Attributor’s operations.

The increase in license revenue was due primarily to the $8.0 million past due royalties payment from Verance received in the first quarter of 2012 in connection with the resolution of our litigation with Verance and increased license payments from IV and Verance.

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

International revenue increased primarily due to increased program work from the Central Banks.

Gross profit

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$4,875	$5,757	$(882)	(15)%
Subscription	1,126	1,201	(75)	(6)%
License	31,866	22,144	9,722	44%

Total	$37,867	$29,102	$8,765	30%

Gross Profit (as % of related revenue components):
Service	45%	46%
Subscription	76%	87%
License	99%	99%
Total	85%	81%

The decrease in service gross profit was due primarily to lower activity in the joint ventures.

The decrease in subscription gross profit resulted primarily from the impact of Attributor’s operations, which has a higher cost component than other subscriptions.

The increases in license gross profit was due primarily to the payments from IV and Verance.

The increase in total gross profit as a percentage of revenue was due primarily to changes in revenue mix with higher license revenue, which carries a higher margin than service revenue, as a percent of total revenue. The slight decrease in service gross profit as a percentage of revenue resulted from changes in services cost mix. The slight decrease in subscription gross profit as a percentage of revenue resulted from lower subscription margins from our Guardian product.

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

The increase in research, development and engineering expense resulted primarily from:

•

increased compensation-related expenses of $1.7 million from hiring engineers and scientists in second half of 2011 to facilitate growth in our product and service offerings, and an additional layer of stock-based awards; offset partially by

•	decreased recruiting expenses of $0.2 million due to lower hiring in 2012; and

•	decreased professional fees of $0.1 million due to increased use of internal resources.

General and administrative

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
General and administrative	$9,457	$9,956	$(499)	(5)%
General and administrative (as % of total revenue)	21%	28%

The decrease in general and administrative expenses resulted primarily from:

•	decreased legal fees of $1.0 million related to the litigation matter with Verance; and

•	decreased accounting fees of $0.2 million related to the transition to our new auditors; partially offset by

•	increased compensation-related expenses of $0.6 million related to an additional layer of stock-based awards, and

•	increased fees of $0.3 million related to licensee audits.

Intellectual property

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase	Percent Increase
Intellectual property	$1,248	$1,094	$154	14%
Intellectual property (as % of total revenue)	3%	3%

The increases in intellectual property expenses primarily resulted from increased compensation-related expenses related to an additional layer of stock-based awards.

Stock-based compensation

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase	Percent Increase
Cost of revenue	$603	$593	$10	2%
Sales and marketing	409	302	107	35%
Research, development and engineering	840	560	280	50%
General and administrative	3,148	2,568	580	23%
Intellectual property	256	193	63	33%

Total	$5,256	$4,216	$1,040	25%

The increases in stock-based compensation expense were primarily due to an additional layer of stock-based awards.

Net loss from joint ventures

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
Net loss from joint ventures	$(1,107)	$(2,714)	$1,607	59%
Net loss from joint ventures (as % of total revenue)	(2)%	(8)%

The decreases in the net loss from joint ventures resulted primarily due to the suspension of operations of both joint ventures in March 2012. In connection with this suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 we received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is the responsibility of the majority member.

Other income, net

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Decrease	Percent Decrease
Other income, net	$179	$195	$(16)	(8)%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

The decrease in other income, net was primarily due to lower interest rates on cash and investments.

Provision (benefit) for income taxes

For the year ended December 31, 2012, we recognized an income tax provision of $5.4 million on pretax income of $13.7 million, resulting in an effective tax rate of 39%. The effective tax rate equaled our statutory tax rate of 39% as no federal research and experimentation credit was realized in 2012 as the credit had not been extended.

For the year ended December 31, 2011, we recognized an income tax benefit of $1.8 million on pretax income of $3.9 million. The income tax benefit resulted from the release of $2.6 million of valuation allowance on deferred tax assets and realization of the federal research and experimentation credit for the 2011 tax year. Management concluded, based on an analysis of all the facts, including projections of future income, that it was more likely than not that all of our deferred tax assets would be realized.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012
Working capital	$31,380	$33,846
Current (liquidity) ratio (1)	6.4:1	10.3:1
Cash, cash equivalents and short-term marketable securities	$29,662	$32,269
Long-term marketable securities	$5,302	$6,787
Total cash, cash equivalents and all marketable securities	$34,964	$39,056

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $4.1 million decrease in cash, cash equivalents and marketable securities at December 31, 2013 from December 31, 2012 resulted primarily from:

•	investments in our business for both capital and intellectual property initiatives;

•	payment of dividends;

•	purchases of common stock related to the exercise of stock options and vesting of restricted stock; partially offset by

•	cash flows provided by operating activities.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Both short- and long-term marketable securities include pre-refunded municipal bonds, company notes, commercial paper and U.S. federal agency notes. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

Other than cash used for operating needs, which may include short-term marketable securities with our principal banks, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U. S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us.

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(507)	$8,272	$(8,779)	(106)%
Non-cash items	4,575	7,708	(3,133)	(41)%
Changes in operating assets and liabilities	(595)	(379)	(216)	57%

Net cash provided by operating activities	$3,473	$15,601	$(12,128)	(78)%

	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income	$8,272	$5,656	$2,616	46%
Non-cash items	7,708	4,851	2,857	59%
Changes in operating assets and liabilities	(379)	(254)	(125)	49%

Net cash provided by operating activities	$15,601	$10,253	$5,348	52%

Cash flows provided by operating activities in 2013 compared to 2012 decreased by $12.1 million primarily as the result of a net loss in 2013 compared to net income in 2012, adjusting for non-cash items.

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

Cash flows from investing activities

Cash flows used in investing activities in 2013 compared to 2012 decreased by $8.0 million from $9.7 million to $1.7 million. The decrease was primarily the result of the acquisition of Attributor in December 2012 and net maturities of marketable securities in 2013 compared to net purchases in 2012. Additionally, pursuant to the plan for suspending operations of the joint ventures with Nielsen, in April 2012 we received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension-related costs.

Cash flows from investing activities in 2012 compared to 2011 decreased by $15.9 million from $6.1 million of cash provided to $9.8 million of cash used. The decrease was primarily the result of net purchases of marketable securities in 2012 compared to net maturities in 2011 and our acquisition of Attributor.

Cash flows from financing activities

Cash flows used in financing activities in 2013 compared to 2012 increased $2.4 million from $2.4 million to $4.8 million. The increase was primarily the result of lower excess tax benefits generated on stock-based awards and higher cash dividends paid, partially offset by fewer purchases of common stock.

Cash flows used in financing activities in 2012 compared to 2011 decreased $16.9 million from $19.3 million to $2.4 million. The decrease was the result of fewer purchases of common stock by us primarily from the privately negotiated repurchase of our common stock from Philips in 2011 and higher excess tax benefits generated on stock-based awards, partially offset by cash dividends paid.

Future cash expectations

In connection with our patent license agreement with IV, the quarterly license fee payments by IV ended in the second quarter of 2013. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV.

Our Board of Directors has approved a stock repurchase program of which we had $3,998 available as of December 31, 2013. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

On February 20, 2014, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on March 10, 2014 to shareholders of record on March 3, 2014. The aggregate amount of the quarterly dividend payment is expected to be approximately $814.

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total operating lease obligations	$2,997	$1,074	$1,920	$3	$—

In June 2013, we entered into a new facilities lease agreement for Attributor in San Mateo, California. The lease term runs through November 2016 and total rent payments are $0.5 million.

We cannot make a reasonably reliable estimate of the period of potential cash settlement of our unrecognized tax benefits of $0.2 million and, therefore have not included the unrecognized tax benefits in the table of contractual obligations as of December 31, 2013.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us:

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	revenue trends and expectations;

•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, the acquisition of new customers and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the source of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2013, we had an investment portfolio of money market securities, commercial securities and U.S. government securities, including those classified as cash equivalents, and short- and long-term marketable securities, totaling $33.6 million. The original maturities of our investment portfolio range from 43 to 1,000 plus days with an average interest rate of 0.44%. If market interest rates were to decrease immediately and uniformly by 10% from levels as of December 31, 2013, the decline of the fair market value of the fixed income portfolio would not be material.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this evaluation, management has concluded that internal control over financial reporting was effective as of the end of the period covered by this Form 10-K based on those criteria.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited Digimarc Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three years ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 21, 2014

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2014 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer and controller, as well as a Code of Ethics for Financial Professionals that applies to our principal financial officer and controller. We have made these codes available in the Corporate Governance section of our website at www.digimarc.com/company/corporate-governance. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within four business days.

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Management,” “Report of the Governance Committee of the Board of Directors—Audit Committee,” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012

(iii)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

DIGIMARC CORPORATION

Date: February 21, 2014	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2014

/S/ CHARLES BECK Charles Beck	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2014

/S/ PETER W. SMITH Peter W. Smith	Director	February 21, 2014

/S/ JAMES T. RICHARDSON James T. Richardson	Director	February 21, 2014

/S/ WILLIAM J. MILLER William J. Miller	Director	February 21, 2014

/S/ BERNARD WHITNEY Bernard Whitney	Director	February 21, 2014

DIGIMARC CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 21, 2014

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,811	$6,866
Marketable securities	25,851	25,403
Trade accounts receivable, net	5,838	4,216
Other current assets	1,658	1,016

Total current assets	37,158	37,501
Marketable securities	5,302	6,787
Property and equipment, net	2,395	1,453
Intangibles, net	6,709	6,721
Goodwill	1,114	1,114
Deferred tax assets, net	3,949	3,589
Other assets	570	166

Total assets	$57,197	$57,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,560	$1,143
Deferred revenue	4,218	2,512

Total current liabilities	5,778	3,655
Deferred rent and other long-term liabilities	496	673

Total liabilities	6,274	4,328
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at December 31, 2013 and 2012)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,401,072 and 7,168,359 shares issued and outstanding at December 31, 2013 and 2012, respectively)	7	7
Additional paid-in capital	41,498	39,869
Retained earnings	9,368	13,077

Total shareholders’ equity	50,923	53,003

Total liabilities and shareholders’ equity	$57,197	$57,331

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue:
Service	$11,631	$10,792	$12,395
Subscription	5,591	1,481	1,378
License	17,742	32,102	22,266

Total revenue	34,964	44,375	36,039
Cost of revenue:
Service	5,327	5,917	6,638
Subscription	2,491	355	177
License	387	236	122

Total cost of revenue	8,205	6,508	6,937
Gross profit	26,759	37,867	29,102
Operating expenses:
Sales and marketing	6,144	3,827	4,336
Research, development and engineering	12,274	8,741	7,327
General and administrative	9,624	9,457	9,956
Intellectual property	1,129	1,248	1,094

Total operating expenses	29,171	23,273	22,713

Operating income (loss)	(2,412)	14,594	6,389
Net loss from joint ventures	—	(1,107)	(2,714)
Other income, net	109	179	195

Income (loss) before income taxes	(2,303)	13,666	3,870
(Provision) benefit for income taxes	1,796	(5,394)	1,786

Net income (loss)	$(507)	$8,272	$5,656

Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.10)	$1.16	$0.84
Earnings (loss) per common share—diluted	$(0.10)	$1.12	$0.76
Weighted average common shares outstanding—basic	6,866	6,757	6,741
Weighted average common shares outstanding—diluted	6,866	6,989	7,430
Cash dividends declared per common share	$0.44	$0.33	$—

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	10,000	$50	7,443,450	$7	$49,609	$1,493	$51,159
Exercise of stock options	—	—	169,420	—	—	—	—
Issuance of restricted common stock	—	—	190,180	—	—	—	—
Forfeiture of restricted common stock	—	—	(18,120)	—	—	—	—
Purchase and retirement of common stock	—	—	(776,899)	—	(20,397)	—	(20,397)
Stock-based compensation	—	—	—	—	4,231	—	4,231
Tax benefit from stock-based awards	—	—	—	—	1,068	—	1,068
Net income	—	—	—	—	—	5,656	5,656

BALANCE AT DECEMBER 31, 2011	10,000	50	7,008,031	7	34,511	7,149	41,717
Exercise of stock options	—	—	172,250	—	—	—	—
Issuance of restricted common stock	—	—	202,340	—	—	—	—
Forfeiture of restricted common stock	—	—	(12,300)	—	—	—	—
Purchase and retirement of common stock	—	—	(201,962)	—	(3,100)	—	(3,100)
Stock-based compensation	—	—	—	—	5,414	—	5,414
Tax benefit from stock-based awards	—	—	—	—	3,044	—	3,044
Net income	—	—	—	—	—	8,272	8,272
Cash dividends declared	—	—	—	—	—	(2,344)	(2,344)

BALANCE AT DECEMBER 31, 2012	10,000	50	7,168,359	7	39,869	13,077	53,003
Exercise of stock options	—	—	42,050	—	—	—	—
Issuance of restricted common stock	—	—	388,190	—	—	—	—
Forfeiture of restricted common stock	—	—	(88,633)	—	—	—	—
Purchase and retirement of common stock	—	—	(108,894)	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	4,639	—	4,639
Tax expense from stock-based awards	—	—	—	—	(1,188)	—	(1,188)
Net loss	—	—	—	—	—	(507)	(507)
Cash dividends declared	—	—	—	—	—	(3,202)	(3,202)

BALANCE AT DECEMBER 31, 2013	10,000	$50	7,401,072	$7	$41,498	$9,368	$50,923

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(507)	$8,272	$5,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	742	600	613
Amortization and write-off of intangibles	1,247	385	143
Increase in allowance for doubtful accounts	45	—	—
Gain on reversal of contingent merger consideration	(190)	—	—
Stock-based compensation	4,502	5,256	4,216
Net loss from joint ventures	—	1,107	2,714
Deferred income taxes	(715)	(284)	(3,640)
Tax benefit (expense) from stock-based awards	(855)	3,688	1,873
Excess tax benefit from stock-based awards	(201)	(3,044)	(1,068)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,667)	(187)	(21)
Other current assets	(342)	219	240
Other assets	(404)	201	107
Accounts payable and other liabilities	124	(228)	(668)
Deferred revenue	1,694	(384)	88

Net cash provided by operating activities	3,473	15,601	10,253
Cash flows from investing activities:
Purchase of property and equipment	(1,644)	(570)	(678)
Capitalized patent costs and purchased intellectual property	(1,098)	(1,170)	(712)
Investments in joint ventures, net	—	(692)	(2,100)
Business acquisitions, net of cash acquired	—	(5,092)	—
Sale or maturity of marketable securities	55,627	144,214	74,689
Purchase of marketable securities	(54,590)	(146,444)	(65,044)

Net cash provided by (used in) investing activities	(1,705)	(9,754)	6,155
Cash flows from financing activities:
Purchase of common stock	(1,822)	(3,100)	(20,397)
Cash dividends paid	(3,202)	(2,344)	—
Excess tax benefit from stock-based awards	201	3,044	1,068

Net cash used in financing activities	(4,823)	(2,400)	(19,329)

Net increase (decrease) in cash and cash equivalents	(3,055)	3,447	(2,921)
Cash and cash equivalents at beginning of period	6,866	3,419	6,340

Cash and cash equivalents at end of period	$3,811	$6,866	$3,419

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$1,819	$13
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$137	$108	$65
Supplemental schedule of non-cash financing activities:
Exercise of stock options	$405	$1,660	$1,651

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company’s technology provides the means to infuse persistent digital information, “Digimarc IDs,” perceptible only to computers and digital devices, into all forms of media content. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. The Company’s technology permits computers and digital devices to quickly and reliably identify all forms of media content.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term contracts, goodwill, impairment of long-lived assets, contingencies, stock-based compensation and income taxes. Digimarc bases its estimates on historical experience and on other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented. The Company has historically combined license and subscription revenue on the consolidated statements of operations, but given the increase in subscription revenue in the current year, the Company is now presenting license revenue and subscription revenue separately. The Company has reclassified the impact of net shares settled on stock option exercises in the statements of shareholder’s equity and cash flows on a net basis to conform to current year presentation.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, certificates of deposit, commercial paper, and pre-refunded municipal bonds totaling $2,443 and $5,878 at December 31, 2013 and 2012, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term marketable securities. Both short- and long-term marketable

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

securities primarily include pre-refunded municipal bonds, corporate notes, commercial paper and U.S. federal agency notes. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2013 and 2012, respectively, was as follows:

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$2,343	$—	$—	$2,343
Pre-refunded municipal bonds (1)	—	29,268	—	29,268
Corporate notes	—	1,180	—	1,180
U.S. federal agency notes	—	331	—	331
Certificates of deposits	—	321	—	321
Other municipals	—	153	—	153

Total	$2,343	$31,253	$—	$33,596

December 31, 2012	Level 1	Level 2	Level 3	Total
Money market securities	$901	$—	$—	$901
Pre-refunded municipal bonds (1)	—	21,878	—	21,878
Corporate notes	—	10,100	—	10,100
Commercial paper	—	2,614	—	2,614
U.S. federal agency notes	—	1,637	—	1,637
Certificates of deposits	—	491	—	491
U.S. treasuries	—	289	—	289
Other municipals	—	158	—	158

Total	$901	$37,167	$—	$38,068

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2013 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Maturities	$33,596	$28,294	$5,302	$—	$—

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis. Financial instruments that potentially subject Digimarc to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. Digimarc places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, Digimarc’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. The Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of its cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, Digimarc’s credit risk associated with cash and cash equivalents and marketable securities is believed to be minimal.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Contingencies:

The Company evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on the Company’s operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of ASC 450 “Contingencies.” If information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

The Company tests goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such reviews assess the fair value of the Company’s assets compared to their carrying value. The Company operates as a single reporting unit. The Company estimated the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium.

In connection with the Company’s annual impairment test of goodwill as of June 30, 2013, it was concluded that there was no impairment as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable, in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” This statement requires that long-lived assets, including definite-lived intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows expected to be generated by the assets over their remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2013, there have been no such impairment losses.

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

Patent Costs

Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs, also referred to as patent prosecution costs, include internal legal labor, professional legal fees, government filing fees and translation fees related to expanding the Company’s patent portfolio.

Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the shorter of the maintenance period or remaining life of the related patent.

Revenue Recognition

See Note 2 for detail disclosures of the Company’s revenue recognition policy.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

For stock option awards, the Company uses the Black-Scholes option pricing model as its method of valuation. The Company’s determination of the fair value on the date of grant is affected by its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, the risk-free interest rate and the expected dividend yield. Although the fair value of stock-based awards is determined in accordance with ASC 718 and SAB No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

The fair value of restricted stock awards granted is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the related restricted stock using the straight-line method.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” utilizing the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The more-likely-than-not criterion means the likelihood of realization is greater than 50 percent. When evaluating whether it is more likely than not that all or some portion of the deferred tax asset will not be realized, the Company evaluates all available evidence, both positive and negative, that may affect the realizability of deferred tax assets and that should be identified and considered in determining the appropriate amount of valuation allowance.

The Company is subject to federal and state income taxes within the U.S. and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company is also subject to withholding taxes in various foreign jurisdictions. The withholding taxes are computed by the customers and paid to foreign jurisdictions on its behalf. The Company reports a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. The Company has adopted the provisions of this standard and noted no material impact on the Company’s financial condition or results of operations.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(2) Revenue Recognition

The Company derives its revenue primarily from development services, subscriptions and licensing of its patent portfolio:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements and fixed price consulting agreements.

•	Subscription revenue includes subscriptions for products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

•	License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives license fees and/or royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

Some customer arrangements encompass multiple deliverables, such as patent licenses, professional services, software subscriptions, and maintenance fees. For arrangements that include multiple deliverables, the Company identifies separate units of accounting at inception based on the consensus reached under ASC 605-25 “Multiple-Element Arrangements,” which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement is allocated to the separate units of accounting using the relative selling price method.

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

(3) Acquisition of Attributor Corporation (“Attributor”)

The Company accounted for the acquisition of Attributor in December 2012 using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information available, pending the completion of the Company’s review of the acquired tax assets and liabilities. This review was completed with the filing of the Attributor 2012 tax return in the third quarter of 2013 and resulted in no changes to the purchase price allocation.

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

The Company recorded a $190 liability in the purchase price allocation reflecting the estimated fair value of the contingent merger consideration on the acquisition date, which was presented in other long-term liabilities at December 31, 2012. At March 31, 2013, the Company determined that the estimated fair value of the contingent merger consideration was $0 based on the Company’s most recent projections and therefore reversed the liability.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The reversal of the $190 liability is reflected as a reduction in general and administrative expense within the consolidated statements of operations for the year ended December 31, 2013. The contingency period ended on December 31, 2013 with $0 contingent merger consideration being earned.

(4) Patent Licensing Arrangement with Intellectual Ventures

On October 5, 2010, the Company entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which the Company granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, 597 patents and 288 patent applications held by the Company. As of December 31, 2013, there are approximately 716 patents and 59 patent applications exclusively licensed to IV.

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

The financial aspects of the IV agreement for the Company include:

•	a license fee of $36 million, paid to the Company in increasing quarterly installments over three years ($11,400 in 2011, $12,550 in 2012 and $6,775 in 2013);

•	20% of the profits generated from the IV licensing program, which profits consist of sublicensing and other monetization revenue less specified expenses, including the license fee;

•	IV assumes responsibility for approximately $1 million per year in prosecution and maintenance costs previously borne by the Company;

•	a minimum of $4 million of paid support services over five years from the Company to assist IV in maximizing the value of the licensed assets; and

•

a royalty-free grant-back license to the licensed patents to continue the Company’s existing business related to those assets, including maintaining and renewing existing patent licenses, and providing software and services.

The payment terms extend beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue was recognized when the installments were due, and the support services are recognized as the services are performed.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Domestic	$18,857	$30,736	$22,660
International (1)	16,107	13,639	13,379

Total	$34,964	$44,375	$36,039

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for more than 10% of the Company’s revenue are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Central Banks	33%	23%	27%
IV	22%	30%	33%
The Nielsen Company (“Nielsen”)	11%	*	11%
Verance Corporation (“Verance”)	*	27%	*

*	Less than 10%

On May 15, 2013, IV made the last quarterly payment of the license fee related to the patent license agreement dated October 5, 2010. No profit sharing under the patent license agreement has been earned to date.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Expected Life. The expected life of awards granted represents the period of time the awards are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Stock options granted generally vest over three to four years for employee grants and one to two years for director grants, and have contractual terms of ten years.

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

Expected Dividend Yield. The expected dividend yield is derived by the Company’s expected annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.

There were no stock options granted during the years ended December 31, 2013 and 2012.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

A summary of the weighted average assumptions and results for options granted are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected life (in years)	N/A	N/A	5.28 – 5.75
Expected volatility	N/A	N/A	42% – 44%
Risk-free interest rate	N/A	N/A	1.0% – 2%
Expected dividend yield	N/A	N/A	0%

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Fair value of stock options granted	$—	$—	$2,464

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Stock-based Compensation

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Stock-based compensation:
Cost of revenue	$533	$603	$593
Sales and marketing	422	409	302
Research, development and engineering	1,116	840	560
General and administrative	2,183	3,148	2,568
Intellectual property	248	256	193

Stock compensation expense	4,502	5,256	4,216
Capitalized to patent costs	137	108	65

Total stock-based compensation	$4,639	$5,364	$4,281

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Unrecognized compensation costs	$9,711	$8,333	$9,463

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of December 31, 2013 for stock options and restricted stock over a weighted average periods through December 2017 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.75 years	1.66 years

(7) Earnings Per Common Share

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic Earnings (Loss) per Common Share:
Numerator:
Net income (loss)	$(507)	$8,272
Distributed earnings to common shares	3,013	2,214
Distributed earnings to participating securities	189	130

Total distributed earnings	3,202	2,344
Undistributed earnings (loss) allocable to common shares	(3,709)	5,639
Undistributed earnings allocable to participating securities	—	289
Total undistributed earnings (loss)	(3,709)	5,928

Earnings (loss) to common shares—basic	$(696)	$7,853
Denominator:
Weighted average common shares outstanding—basic (in thousands)	6,866	6,757
Basic earnings (loss) per common share	$(0.10)	$1.16

	Year Ended December 31, 2013	Year Ended December 31, 2012
Diluted Earnings (Loss) per Common Share:
Numerator:
Earnings (loss) to common shares— basic	$(696)	$7,853
Undistributed earnings allocated to participating securities	—	289
Undistributed earnings reallocated to participating securities	—	(280)

Earnings (loss) to common shares—diluted	$(696)	$7,862
Denominator:
Weighted average common shares outstanding—basic (in thousands)	6,866	6,757
Dilutive effect of stock options	—	232

Weighted average common shares outstanding—dilutive (in thousands)	6,866	6,989
Diluted earnings (loss) per common share	$(0.10)	$1.12

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

There were 439,193 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the year ended December 31, 2013 as the Company incurred a net loss for the period.

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2012 as their exercise prices were higher than the average market price of the underlying common stock for the period.

Earnings per common share was calculated under the treasury stock method in prior periods because the impact of applying the two-class method for computing basic and diluted earnings per common share was not material. Basic and diluted earnings per common share were computed using the weighted average number of common shares outstanding during each period, with diluted earnings per common share adjusted for the potentially dilutive effect of common shares.

	Year Ended December 31, 2011
	Income (Numerator)	Shares (in thousands) (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$5,656	6,741	$0.84
Effect of Dilutive Securities
Options		393
Restricted stock		296

Diluted EPS
Income available to common shareholders	$5,656	7,430	$0.76

There were 136,957 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the year ended December 31, 2011 as their exercise prices were higher than the average market price of the underlying common stock for the period.

(8) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31, 2013	December 31, 2012
Trade accounts receivable	$5,883	$4,216
Allowance for doubtful accounts	(45)	—

Trade accounts receivable, net	$5,838	$4,216

Unpaid deferred revenue included in accounts receivable	$3,319	$1,589

Allowance for doubtful accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

write-off experience and current information. The Company reviews its allowance for doubtful accounts each reporting period. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Unpaid deferred revenue

The unpaid deferred revenue that are included in trade accounts receivable are billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenue from the Company’s cash-basis customers are not included in trade accounts receivable nor deferred revenue.

Major customers

Customers who accounted for more than 10% of trade accounts receivable, net are as follows:

	December 31, 2013	December 31, 2012
Central Banks	47%	30%
Nielsen	20%	24%
Civolution	10%	14%

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

	December 31, 2013	December 31, 2012
Office furniture and fixtures	$762	$420
Equipment	3,127	1,886
Leasehold improvements	1,137	1,083

Gross property and equipment	5,026	3,389
Less accumulated depreciation and amortization	(2,631)	(1,936)

Property and equipment, net	$2,395	$1,453

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:	Operating Leases
2014	$1,074
2015	1,112
2016	808
2017	3
2018	—
Thereafter	—

Total minimum lease payments	$2,997

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Rent expense on the operating leases are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Rent expense	$925	$776	$866

(10) Intangibles

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life (years)	December 31, 2013	December 31, 2012
Capitalized patent costs	17-20	$5,157	$3,973
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120

Gross intangible assets		8,427	7,243
Accumulated amortization		(1,718)	(522)

Intangible assets, net		$6,709	$6,721

The aggregate amortization expense recorded in the years ended December 31, 2013, 2012 and 2011 was $1,196, $315 and $124, respectively. For intangible assets recorded at December 31, 2013, the estimated future aggregate amortization expense for the years ending December 31, 2014 through 2018 is approximately:

Year ending December 31:	Amortization Expense
2014	$1,012
2015	640
2016	507
2017	479
2018	184

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

Common Stock

In June 2008, the Board of Directors authorized 50,000,000 shares of common stock, par value $0.001 per share. The holders of Digimarc common stock are entitled to one vote for each share held of record on all matters submitted to a vote of its shareholders, including the election of directors. Subject to preferences that may be granted to any then outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends as may be declared by the Board of Directors out of funds legally available for such purpose, as well as any distributions to the Company’s shareholders. The Series A Preferred does not have any dividend preferences. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company’s assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

Stock Incentive Plan

In July 2008 the Company’s Board of Directors initially adopted the 2008 Incentive Plan, or the 2008 Plan. The 2008 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance shares, performance units, and cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

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

Stock Options

As of December 31, 2013, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 609,168 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised and canceled under the stock incentive plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	993,491	$10.47	$6.55
Granted	215,000	$27.84	$11.46
Exercised	(169,420)	$9.75	$6.33
Canceled	(10,833)	$9.64	$6.28

Options outstanding, December 31, 2011	1,028,238	$14.23	$7.61
Granted	—	—	—
Exercised	(172,250)	$9.64	$6.29
Canceled	—	—	—

Options outstanding, December 31, 2012	855,988	$15.16	$7.88
Granted	—	—	—
Exercised	(42,050)	$9.64	$6.30
Canceled	(416)	$14.99	$8.12

Options outstanding, December 31, 2013	813,522	$15.44	$7.96	$4,950

Options exercisable, December 31, 2013	740,781	$14.30		$4,942
Options unvested, December 31, 2013	72,741	$27.06		$8

The aggregate intrinsic value is based on the closing price of $19.26 per share of Digimarc common stock on December 31, 2013, which would have been received by the optionees had all of the options with exercise prices less than $19.26 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64 – $9.91	466,022	4.73	$9.66	466,022	4.73	$9.66
$14.99 – $18.01	132,500	5.33	$15.67	130,626	5.32	$15.68
$24.35 – $30.01	215,000	7.58	$27.84	144,133	7.55	$28.07

$9.64 – $30.01	813,522	5.58	$15.44	740,781	5.39	$14.30

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Restricted Stock

The Compensation Committee of the Board of Directors has awarded restricted stock shares under the Company’s 2008 Plan to certain employees. The shares subject to the restricted stock awards will vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

The following table reconciles the unvested balance of restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2010	197,760	$14.25
Granted	190,180	$29.12
Vested	(73,110)	$20.82
Canceled	(18,120)	$19.24

Unvested balance, December 31, 2011	296,710	$21.51
Granted	202,340	$22.51
Vested	(117,667)	$22.52
Canceled	(12,300)	$22.05

Unvested balance, December 31, 2012	369,083	$21.72
Granted	388,190	$20.15
Vested	(220,514)	$23.21
Canceled	(88,633)	$20.35

Unvested balance, December 31, 2013	448,126	$19.89

(12) Defined Contribution Pension Plan

The Company sponsors an employee savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan combines both an employee savings plan and company matching plan into one plan under Section 401(k), including a 401(k) Roth option. Employees become eligible to participate in the Plan at the beginning of the month following the employee’s hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are mandatory under the Plan.

The Company made matching contributions in the aggregate amount as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Matching contributions	$396	$366	$349

(13) Joint Venture and Related Party Transactions

In June 2009, the Company entered into two joint venture agreements with Nielsen to launch two new companies; TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest). The two joint venture agreements and a revised patent license

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

agreement expanded and replaced the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the joint venture agreements, the Company and Nielsen agreed to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

Under the terms of the revised patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to Digimarc’s patents for use within Nielsen’s business. Unless earlier terminated in accordance with the agreement, the license will continue until the expiration of the last to expire of the licensed patents. The payment terms extend beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue is being recognized when the installments are due.

The Company provided technical and development services to the joint ventures totaling $6,848 during the period July 2009 through March 2012. Service revenue was recognized as the services were performed.

The Company and Nielsen each made initial cash contributions aggregating $3,500 payable quarterly from July 2009 through July 2011 to fund TVaura LLC and initial cash contributions aggregating $2,500 payable quarterly from July 2009 through July 2011 to fund TVaura Mobile LLC.

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs was approximately $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of December 31, 2013, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

The investment in joint ventures balance was $0 as of December 31, 2013 and 2012.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member has substantive participating rights, or veto rights, such that no member has majority control.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Related Party Transactions

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
TVaura LLC:
Capital contributions (return of capital)	$—	$(104)	$1,200
Revenue (1)	$—	$—	$2,640
TVaura Mobile LLC:
Capital contributions	$—	$796	$900
Revenue (1)	$—	$272	$—
Total:
Capital contributions, net	$—	$692	$2,100
Revenue (1)	$—	$272	$2,640

(1)	Technical and development services

Summarized financial data for TVaura LLC:

	December 31, 2013	December 31, 2012
Current assets	$—	$—
Noncurrent assets	$—	$—
Current liabilities	$—	$—
Noncurrent liabilities	$—	$—

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$—	$52	$2,699
Net loss from continuing operations	$—	$(52)	$(2,699)
The Company’s pro-rata share—net loss	$—	$(27)	$(1,376)
The Company’s gain on investment	$—	$70	$—

Summarized financial data for TVaura Mobile LLC:

	December 31, 2013	December 31, 2012
Current assets	$932	$937
Noncurrent assets	$—	$—
Current liabilities	$957	$957
Noncurrent liabilities	$—	$—

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$—	$—	$105
Gross profit	$—	$—	$105
Operating expenses	$5	$2,266	$2,848
Net loss from continuing operations	$(5)	$(2,266)	$(2,743)
The Company’s pro-rata share—net loss	$—	$(1,100)	$(1,338)
The Company’s loss on investment	$—	$(50)	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(14) Income Taxes

The provision (benefit) for income taxes reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The withholding taxes are computed by the Company’s customers and paid to foreign jurisdictions on the Company’s behalf. The effective tax rates for the years ended December 31, 2013 and 2012 were 78% and 39%, respectively. The effective tax rate of 78%, resulting in a tax benefit of $1.8 million, was due mainly to the retroactive extension of the 2012 and 2013 federal research and experimentation credits in January 2013. The Company will be able to carryback current year tax losses for refunds of taxes previously paid.

Components of tax expense (benefit) allocated to continuing operations include the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$(1,420)	$4,699	$1,066
State	1	570	3
Foreign	5	1	(20)

Sub-total	(1,414)	5,270	1,049
Deferred:
Federal	(204)	97	(2,470)
State	(178)	27	(365)
Foreign	—	—	—

Sub-total	(382)	124	(2,835)

Total tax expense (benefit)	$(1,796)	$5,394	$(1,786)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2013%		Year Ended December 31, 2012%		Year Ended December 31, 2011%
Income taxes computed at statutory rates	$(783)	34%	$4,647	34%	$1,316	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(301)	13%	705	5%	194	5%
Federal and state research and experimentation credits	(918)	40%	(122)	(1)%	(784)	(20)%
Change in valuation allowance	187	(8)%	12	—	(2,581)	(67)%
Transaction costs	—	—	65	1%	—	—
Impact of federal graduated rates	—	—	39	—	—	—
Other	19	(1)%	48	—	69	2%

Total	$(1,796)	78%	$5,394	39%	$(1,786)	(46)%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Stock based compensation	$2,305	$2,636
Federal and state net operating losses	3,153	1,900
Goodwill	1,037	1,146
Accrued compensation	22	50
Deferred rent	158	170
Federal and state research and experimentation credits	92	—
Other	33	—

Total gross deferred tax assets	6,800	5,902
Less valuation allowance	(371)	(184)

Net deferred tax assets	$6,429	$5,718

Deferred tax liabilities:
Patent expenditures	$(1,695)	$(1,385)
Fixed asset differences	(461)	(167)
Intangible asset differences	(233)	(506)
Other	(16)	(18)

Total deferred tax liabilities	$(2,405)	$(2,076)

Net deferred tax assets	$4,024	$3,642

In December 2012, the Company acquired 100% of the outstanding stock of Attributor in a non-taxable transaction. Due to Attributor’s history of losses and the inability to utilize Attributor losses to offset the Company’s income for state tax purposes, the Company concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized and a full valuation allowance has been recorded on the state deferred tax assets of Attributor. The valuation allowance recorded as of December 31, 2013 and 2012 is $371 and $184, respectively, all of which relates to the state deferred tax assets of Attributor. The change in valuation allowance for the years ended December 31, 2013, 2012 and 2011 was $187, $184 and $0, respectively.

As of December 31, 2013, the Company has federal and state net operating loss carry-forwards of $7,455 and $11,293, respectively, which have a carry-forward of 7 – 20 years depending on the jurisdiction. The deferred tax assets, before valuation allowance, for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of IRC Sec. 382. As of December 31, 2013, the Company has federal and state research and experimental tax credits of $1,167 and $156, respectively, which have a carry-forward of 5 – 20 years depending on the jurisdiction and for which the benefits upon usage will be recorded in additional paid-in capital from the effects of stock options. As of December 31, 2013, the Company has foreign tax credits of $55 which have a carry-forward of 6 – 9 years and for which the benefits upon usage will be recorded in additional paid-in capital from the effects of stock options.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, the Company recognized accrued interest and penalties associated with uncertain tax positions of $3, $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Beginning balance	$108	$102	$—
Addition for current year tax positions	105	6	30
Addition for prior year tax positions	6	—	72
Settlements with taxing authorities	—	—	—
Lapsing of statutes of limitations	—	—	—

Ending balance	$219	$108	$102

The balance for uncertain tax positions is classified as a long-term liability on the consolidated balance sheets. All uncertain tax positions if reversed would affect the effective tax rate.

The Company is subject to examination in the federal jurisdiction for the 2010 thru 2013 tax years and other state jurisdictions for the 2009 thru 2013 tax years.

(15) Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company’s subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012, and was consolidated with other lawsuits brought by Blue Spike into Civil Action No. 6:12-cv-00499.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case. A schedule for the case has recently been set and trial is scheduled for October 2015. Blue Spike has not alleged a specific amount of monetary damages in its complaint.

In May 2013, the Company instituted an arbitration proceeding against IV regarding IV’s calculation of potential profit sharing payments under the Company’s license agreement with IV. The action was settled on January 17, 2014. The settlement did not result in profit sharing payments to the Company. The next profit participation report from IV is due to us in March 2014, covering 2013 licensing activities.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(16) Stock Repurchases

Summary of common stock shares repurchased:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Private transaction	—	—	552,536
Repurchase program	—	50,900	104,577
Exercise of stock options	18,283	69,272	48,432
Tax withholding obligations on stock options	8,644	39,005	46,401
Tax withholding obligations on restricted shares	81,967	42,785	24,953

Total	108,894	201,962	766,899

Value of common stock shares repurchased:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Private transaction	$—	$—	$14,927
Repurchase program	—	1,201	3,099
Exercise of stock options	405	1,660	1,651
Tax withholding obligations on stock options	194	949	1,658
Tax withholding obligations on restricted shares	1,628	950	713

Total	$2,227	$4,760	$22,048

On January 26, 2011, the Company repurchased 552,536 shares of its common stock from Koninklijke Philips Electronics, N.V., in a privately negotiated transaction. The shares were purchased for an aggregate price of approximately $14,927, including transaction fees.

In each of April 2009 and November 2011, the Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of shares of the Company’s common stock through either periodic open-market or private transactions at then-prevailing market prices. Under the April 2009 program that expired in April 2012, the Company repurchased 223,851 shares at an aggregate purchase price of $4,858. Under the November 2011 program, the Board of Directors approved the repurchase of an additional $5,000 of shares of common stock. In November 2013, the program was extended through December 31, 2014. As of December 31, 2013, the Company had repurchased 43,293 shares under this program at an aggregate purchase price of $1,002.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Pursuant to the terms of the restricted stock agreements, the Company withholds (purchases) from fully vested shares of common stock otherwise deliverable to the employee, a number of whole shares of common stock having a fair market value (as determined as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of the Company in connection with the vesting of such shares.

(17) Subsequent Events

On February 20, 2014, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on March 10, 2014 to shareholders of record on March 3, 2014.

(18) Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2013
Service revenue	$2,929	$3,022	$3,030	$2,650
Subscription revenue	1,384	1,433	1,424	1,350
License revenue	5,930	6,015	2,971	2,826

Total revenue	10,243	10,470	7,425	6,826
Total cost of revenue	2,134	2,120	1,955	1,996
Gross profit	8,109	8,350	5,470	4,830
Gross profit percent, service revenue	52%	53%	59%	52%
Gross profit percent, subscription revenue	54%	59%	56%	52%
Gross profit percent, license revenue	98%	98%	97%	97%
Gross profit percent, total	79%	80%	74%	71%
Sales and marketing	$1,277	$1,563	$1,482	$1,822
Research, development and engineering	2,725	2,822	3,277	3,450
General and administrative	2,186	2,348	2,456	2,635
Intellectual property	277	261	278	313
Operating income (loss)	1,644	1,356	(2,023)	(3,390)
Net income (loss)	971	602	(795)	(1,285)
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$0.13	$0.08	$(0.12)	$(0.19)
Earnings (loss) per common share—diluted	$0.13	$0.08	$(0.12)	$(0.19)
Weighted average common shares outstanding—basic	6,838	6,850	6,860	6,913
Weighted average common shares outstanding—diluted	7,058	7,090	6,860	6,913

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Quarter ended:	March 31	June 30	September 30	December 31
2012
Service revenue	$3,048	$2,609	$2,616	$2,519
Subscription revenue	278	317	327	559
License revenue	13,720	6,186	5,960	6,236

Total revenue	17,046	9,112	8,903	9,314
Total cost of revenue	1,810	1,583	1,467	1,648
Gross profit	15,236	7,529	7,436	7,666
Gross profit percent, service revenue	44%	43%	48%	45%
Gross profit percent, subscription revenue	83%	86%	86%	61%
Gross profit percent, license revenue	99%	99%	99%	99%
Gross profit percent, total	89%	83%	84%	82%
Sales and marketing	$1,007	$970	$937	$913
Research, development and engineering	1,998	2,146	2,320	2,277
General and administrative	2,758	2,191	2,282	2,226
Intellectual property	319	291	309	329
Operating income	9,154	1,931	1,588	1,921
Net income	4,999	1,216	1,003	1,054
Earnings per common share:
Earnings per common share—basic	$0.74	$0.17	$0.14	$0.15
Earnings per common share—diluted	$0.70	$0.17	$0.14	$0.14
Weighted average common shares outstanding—basic	6,738	6,737	6,761	6,791
Weighted average common shares outstanding—diluted	7,140	6,993	6,984	6,966

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

•	may apply standards of “materiality” that are different from “materiality” under the securities laws; and

•	were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement.

Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Digimarc may be found elsewhere in this Annual Report on Form 10-K and in Digimarc’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

2.3	Agreement and Plan of Merger, dated December 3, 2012, by and among Digimarc, DA Sub Inc., a wholly owned subsidiary of Digimarc Corporation, Attributor, and Fortis Advisors LLC, as the representative for Attributor’s security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 4, 2012 (File No. 001-34108))†

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

Exhibit Number	Exhibit Description

4.4	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(4)

*10.3	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.4	Employment Agreement, effective as of November 1, 2011, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 7, 2011 (File No. 001-34108))

*10.5	Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.6	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.8	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness, Knudson, Meyer and Beck (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

10.10	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.11	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.13	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.15	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.16	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.17	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Digimarc hereby undertakes to furnish to the Securities and Exchange Commission (the “Commission”) copies of the omitted schedules and exhibits upon request by the Commission.

(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(2)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 10, 2009, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(3)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on March 17, 2011, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(4)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 3, 2013, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-4