Form 10-Q
period 2014-03-31
Digimarc CORP
filed 2014-04-25
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 22, 2014, there were 7,527,082 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,055	$3,811
Marketable securities	28,120	25,851
Trade accounts receivable, net	4,036	5,838
Other current assets	2,368	1,658

Total current assets	37,579	37,158
Marketable securities	1,107	5,302
Property and equipment, net	2,326	2,395
Intangibles, net	6,740	6,709
Goodwill	1,114	1,114
Deferred tax assets, net	4,519	3,949
Other assets	486	570

Total assets	$53,871	$57,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,325	$1,560
Deferred revenue	2,690	4,218

Total current liabilities	4,015	5,778
Deferred rent and other long-term liabilities	505	496

Total liabilities	4,520	6,274
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at March 31, 2014 and December 31, 2013)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,522,082 and 7,401,072 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	8	7
Additional paid-in capital	42,735	41,498
Retained earnings	6,558	9,368

Total shareholders’ equity	49,351	50,923

Total liabilities and shareholders’ equity	$53,871	$57,197

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue:
Service	$2,988	$2,929
Subscription	1,412	1,384
License	2,805	5,930

Total revenue	7,205	10,243
Cost of revenue:
Service	1,414	1,403
Subscription	649	635
License	83	96

Total cost of revenue	2,146	2,134
Gross profit	5,059	8,109
Operating expenses:
Sales and marketing	1,879	1,277
Research, development and engineering	3,546	2,725
General and administrative	2,421	2,186
Intellectual property	534	277

Total operating expenses	8,380	6,465

Operating income (loss)	(3,321)	1,644
Other income, net	27	29

Income (loss) before income taxes	(3,294)	1,673
(Provision) benefit for income taxes	1,308	(702)

Net income (loss)	$(1,986)	$971

Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.29)	$0.13
Earnings (loss) per common share—diluted	$(0.29)	$0.13
Weighted average common shares outstanding—basic	7,000	6,838
Weighted average common shares outstanding—diluted	7,000	7,058
Cash dividends declared per common share	$0.11	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003
Issuance of restricted common stock	—	—	171,330	—	—	—	—
Forfeiture of restricted common stock	—	—	(2,625)	—	—	—	—
Purchase and retirement of common stock	—	—	(29,759)	—	(648)	—	(648)
Stock-based compensation	—	—	—	—	1,125	—	1,125
Net income	—	—	—	—	—	971	971
Cash dividends declared	—	—	—	—	—	(801)	(801)

BALANCE AT MARCH 31, 2013	10,000	$50	7,307,305	$7	$40,346	$13,247	$53,650

BALANCE AT DECEMBER 31, 2013	10,000	$50	7,401,072	$7	$41,498	$9,368	$50,923
Exercise of stock options	—	—	121,784	1	711	—	712
Issuance of restricted common stock	—	—	56,800	—	—	—	—
Forfeiture of restricted common stock	—	—	(7,073)	—	—	—	—
Purchase and retirement of common stock	—	—	(50,501)	—	(850)	—	(850)
Stock-based compensation	—	—	—	—	1,304	—	1,304
Tax benefit from stock-based awards	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(1,986)	(1,986)
Cash dividends declared	—	—	—	—	—	(824)	(824)

BALANCE AT MARCH 31, 2014	10,000	$50	7,522,082	$8	$42,735	$6,558	$49,351

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income(loss)	$(1,986)	$971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	231	158
Amortization and write-off of intangibles	308	299
Change in allowance for doubtful accounts	(7)	—
Gain on reversal of contingent merger consideration	—	(190)
Stock-based compensation	1,259	1,092
Deferred income taxes	(509)	(112)
Excess tax benefit from stock-based awards	(72)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,809	(228)
Other current assets	(699)	(44)
Other assets	84	1
Accounts payable and other accrued liabilities	(317)	(213)
Income taxes payable	3	778
Deferred revenue	(1,484)	832

Net cash provided by (used in) operating activities	(1,380)	3,344
Cash flows from investing activities:
Purchase of property and equipment	(117)	(86)
Capitalized patent costs	(295)	(228)
Maturity of marketable securities	11,192	23,116
Purchase of marketable securities	(9,266)	(21,933)

Net cash provided by investing activities	1,514	869
Cash flows from financing activities:
Issuance of common stock	712	—
Purchase of common stock	(850)	(648)
Cash dividends paid	(824)	(801)
Excess tax benefit from stock-based awards	72	—

Net cash used in financing activities	(890)	(1,449)

Net increase (decrease) in cash and cash equivalents	(756)	2,764
Cash and cash equivalents at beginning of period	3,811	6,866

Cash and cash equivalents at end of period	$3,055	$9,630

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$(12)	$36
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$45	$33

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

Interim Consolidated Financial Statements

The Company has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 in preparing the accompanying interim consolidated financial statements.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 21, 2014. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

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

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2014 and December 31, 2013, respectively, was as follows:

March 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$2,036	$—	$—	$2,036
Pre-refunded municipal bonds (1)	—	27,929	—	27,929
Corporate notes	—	398	—	398
Commercial paper	—	350	—	350
U.S. federal agency notes	—	329	—	329
Certificates of deposits	—	221	—	221

Total	$2,036	$29,227	$—	$31,263

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$2,343	$—	$—	$2,343
Pre-refunded municipal bonds (1)	—	29,268	—	29,268
Corporate notes	—	1,180	—	1,180
U.S. federal agency notes	—	331	—	331
Certificates of deposits	—	321	—	321
Other municipals	—	153	—	153

Total	$2,343	$31,253	$—	$33,596

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2014 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$31,263	$30,156	$1,107	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $2,036 and $2,443 at March 31, 2014 and December 31, 2013, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

3. Acquisition of Attributor Corporation (“Attributor”)

The Company accounted for the acquisition of Attributor in December 2012 using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

The Company recorded a $190 liability in the preliminary purchase price allocation reflecting the estimated fair value of the contingent merger consideration on the acquisition date. At March 31, 2013, the Company determined that the estimated fair value of the contingent merger consideration was $0 based on the Company’s most recent projections and therefore reversed the liability. The reversal of the $190 liability was reflected as a reduction in general and administrative expense within the consolidated statements of operations for the three-months ended March 31, 2013. The contingency period ended on December 31, 2013 with $0 contingent merger consideration being earned.

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

Revenue, based upon the “bill-to” location, by geographic area is as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Domestic	$3,117	$6,125
International (1)	4,088	4,118

Total	$7,205	$10,243

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Central Banks	43%	29%
The Nielsen Company (“Nielsen”)	16%	*
Verance Corporation (“Verance”)	10%	*
Intellectual Ventures (“IV”)	*	34%

*	Less than 10%

6. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants and restricted stock awards.

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

There were no stock options granted during the three-month periods ended March 31, 2014 and 2013.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Stock-based compensation:
Cost of revenue	$142	$157
Sales and marketing	142	112
Research, development and engineering	356	256
General and administrative	550	506
Intellectual property	69	61

Stock-based compensation expense	1,259	1,092
Capitalized to patent costs	45	33

Total stock-based compensation	$1,304	$1,125

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of March 31, 2014	As of December 31, 2013
Unrecognized compensation costs	$10,103	$9,711

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of March 31, 2014 for stock options and restricted stock over weighted average periods through March 2018 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.7 years	1.6 years

Stock Option Activity

As of March 31, 2014, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 609,942 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended March 31, 2014:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2013	813,522	$15.44	$7.96
Options granted	—	—	—
Options exercised	(121,784)	11.03	6.61
Options canceled or expired	—	—	—

Outstanding at March 31, 2014	691,738	$16.22	$8.20	$10,501

Exercisable at March 31, 2014	636,391	$15.26		$10,272

Unvested at March 31, 2014	55,347	$27.26		$229

The aggregate intrinsic value is based on the closing price of $31.40 per share of Digimarc common stock on March 31, 2014, which would have been received by the optionees had all of the options with exercise prices less than $31.40 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2014:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2013	448,126	$19.89
Granted	56,800	$32.56
Vested	(41,970)	$22.92
Canceled	(7,073)	$21.65

Unvested balance, March 31, 2014	455,883	$21.17

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three-months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Basic Earnings (Loss) per Common Share:
Numerator:
Net income (loss)	$(1,986)	$971
Distributed earnings to common shares	773	752
Distributed earnings to participating securities	51	49

Total distributed earnings	824	801
Undistributed earnings (loss) allocable to common shares	(2,810)	160
Undistributed earnings allocable to participating securities	—	10
Total undistributed earnings (loss)	(2,810)	170

Earnings (loss) to common shares—basic	$(2,037)	$912
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,000	6,838
Basic earnings (loss) per common share	$(0.29)	$0.13

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Diluted Earnings (Loss) per Common Share:
Numerator:
Earnings (loss) to common shares— basic	$(2,037)	$912
Undistributed earnings allocated to participating securities	—	10
Undistributed earnings reallocated to participating securities	—	(10)
Earnings (loss) to common shares—diluted	$(2,037)	$912
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,000	6,838
Dilutive effect of stock options	—	220

Weighted average common shares outstanding—dilutive	7,000	7,058
Diluted earnings (loss) per common share	$(0.29)	$0.13

There were 219,532 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three-months ended March 31, 2014 as the Company incurred a net loss for the period.

There were 75,000 and 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three-months ended March 31, 2014 and 2013, respectively, as their exercise prices were higher than the average market price of the underlying common stock for the period.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31, 2014	December 31, 2013
Trade accounts receivable	$4,074	$5,883
Allowance for doubtful accounts	(38)	(45)

Trade accounts receivable, net	$4,036	$5,838

Unpaid deferred revenue included in trade accounts receivable	$965	$3,319

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

Unpaid deferred revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers. Unpaid deferred revenue from the Company’s cash-basis customers is not included in trade accounts receivable nor deferred revenue.

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	March 31, 2014	December 31, 2013
Central Banks	44%	47%
Civolution	25%	10%
The Nielsen Company (“Nielsen”)	*	20%

*	Less than 10%

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

	March 31, 2014	December 31, 2013
Office furniture fixtures	$764	$762
Equipment	3,277	3,127
Leasehold improvements	1,138	1,137

Gross property and equipment	5,179	5,026
Less accumulated depreciation and amortization	(2,853)	(2,631)

Property and equipment, net	$2,326	$2,395

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	March 31, 2014	December 31, 2013
Capitalized patent costs	$5,456	$5,157
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	8,726	8,427
Accumulated amortization	(1,986)	(1,718)

Intangibles, net	$6,740	$6,709

11. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of March 31, 2014, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended. The joint ventures had no revenue or expenses for the three months ended March 31, 2014 and 2013. The Company’s investment in each joint venture was $0 as of March 31, 2014 and December 31, 2013.

12. Income Taxes

The provision (benefit) for income taxes for the three-months ended March 31, 2014 and 2013 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the three-months ended March 31, 2014 and 2013 was 40% and 42%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2014 was $410, an increase of $39 from $371 as of December 31, 2013.

13. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company’s wholly owned subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case, Civil Action No. 6:12-cv-00499. A schedule for the case has recently been set and trial is scheduled for October 2015. Blue Spike is seeking damages but a range of loss cannot be reasonably estimated at this time. Accordingly, the Company has not accrued any liability as of March 31, 2014.

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

On April 23, 2014, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 12, 2014 to shareholders of record on May 5, 2014.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 21, 2014 (the “2013 Annual Report”) and in the audited consolidated financial statements and related notes included in our 2013 Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables may not foot due to rounding.

Digimarc Discover and Digimarc Guardian (pending) are registered trademarks of Digimarc Corporation. This Quarterly Report on Form 10-Q also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Our technologies, and those of our licensees, span numerous applications across a wide range of media content, enabling our customers and those of our partners to:

•	Improve the speed of retail checkout;

•	Provide simple and intuitive mobile customer engagement experiences in stores;

•	Quickly and reliably identify and effectively manage music, movies, television programming, digital images, e-books, documents and other printed materials, especially in light of non-linear distribution over the internet;

•	Deter counterfeiting of money, media and goods, and piracy of e-books, movies and music;

•	Support new digital media distribution models and methods to monetize media content;

•	Leverage the power of ubiquitous computing to instantly link consumers to a wealth of information and/or interactive experiences related to the media and objects they encounter each day;

•	Provide consumers with more choice and access to media content when, where and how they want it;

•	Enhance imagery and video by associating metadata or authenticating media content for government and commercial uses; and

•	Better secure identity documents to enhance national security and combat identity theft and fraud.

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

Digimarc IDs are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. Our Digimarc Discover™ platform delivers a range of rich media experiences to its readers on their smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented technology.

As part of the Digimarc Discover platform, we recently introduced Digimarc Barcodes, which contain the same type of information found in traditional product UPC codes, but is invisibly repeated multiple times over the entire packaging. We have partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, who has enabled its new MagellanTM 9800i multi-plane imaging scanner to detect and process Digimarc Barcodes. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with more than 1,250 U.S. and foreign patents and pending patent applications as of March 31, 2014. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from invention date, and up to 17 years after the patent has been granted.

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

For a discussion of activities and costs related to our research and development, read the section titled “Research, development and engineering.”

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2013 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2014 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue:
Service	41%	29%
Subscription	20	14
License	39	58

Total revenue	100	100
Cost of revenue:
Service	20	14
Subscription	9	6
License	1	1

Total cost of revenue	30	21
Gross profit	70	79
Operating expenses:
Sales and marketing	26	12
Research, development and engineering	49	27
General and administrative	34	21
Intellectual property	7	3

Total operating expenses	116	63
Operating income (loss)	(46)	16

Other income, net	—	—

Income (loss) before income taxes	(46)	16
(Provision) benefit for income taxes	18	(7)

Net income (loss)	(28)%	9%

Summary

During 2013, we increased the level of investment in our product development and sales growth initiatives. These initiatives include developing and marketing Digimarc Discover, the Digimarc Barcode and other aspects of our Intuitive Computing Platform as well as further developing our retained patent assets and exploring strategic opportunities in the mobile payments market. We expect to maintain a similar level of investment for these initiatives during 2014 as we made in the second half of 2013.

Total revenue for the three-months ended March 31, 2014 decreased 30% to $7.2 million compared to the same period in 2013 primarily due to the end of the quarterly license fee payments from Intellectual Ventures (“IV”) in the second quarter of 2013 partially offset by higher royalty revenue from other licensees.

Total operating expenses for the three-months ended March 31, 2014 increased 30% to $8.4 million compared to the same period in 2013 reflecting the increased level of investment in our ongoing product development and sales growth initiatives.

Revenue

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$2,988	$2,929	$59	2%
Subscription	1,412	1,384	28	2%
License	2,805	5,930	(3,125)	(53)%

Total	$7,205	$10,243	$(3,038)	(30)%

Revenue (as % of total revenue):
Service	41%	29%
Subscription	20%	14%
License	39%	58%

Total	100%	100%

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

The increase in service revenue for the three-month period was primarily due to higher billable rates under our agreement with the Central Banks, partially offset by lower revenue from a government agency contractor.

Subscription. Subscription revenue includes subscriptions for products and services, is generally recurring in nature, paid in advance and recognized over the term of the subscription.

Subscription revenue was essentially flat for both our Digimarc Discover and Digimarc Guardian products for the three-month period.

License. License revenue originates primarily from licensing our technology and patents where we receive fixed license fees and/or royalties as our income stream. The majority of our current license revenue is derived from contracts with Nielsen, Verance and Civolution. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue for the three-month period was primarily due to the end of the quarterly license fee payments from IV, partially offset by higher royalties from other licensees.

Revenue by Geography

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Decrease	Percent Decrease
Revenue by geography:
Domestic	$3,117	$6,125	$(3,008)	(49)%
International	4,088	4,118	(30)	(1)%

Total	$7,205	$10,243	$(3,038)	(30)%

Revenue (as % of total revenue):
Domestic	43%	60%
International	57%	40%

Total	100%	100%

The decrease in domestic revenue for the three-month period was primarily the result of the end of the quarterly license fee payments from IV, partially offset by higher royalties from other licensees.

International revenue was essentially flat for the three-month period.

We anticipate a decrease in revenue for 2014 compared to 2013 primarily as a result of the end of quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014. These declines are expected to be partially offset by increased revenue from our other existing customers and new customers as we continue to expand the marketing and monetization of our intellectual property portfolio and related products and services.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel and the cost of contractors to provide our Digimarc Guardian subscription service;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,574	$1,526	$48	3%
Subscription	763	749	14	2%
License	2,722	5,834	(3,112)	(53)%

Total	$5,059	$8,109	$(3,050)	(38)%

Gross Profit (as % of related revenue components):
Service	53%	52%
Subscription	54%	54%
License	97%	98%
Total	70%	79%

The decrease in license gross profit, total gross profit and total gross profit as a percentage of revenue for the three-month period was due primarily to the end of the quarterly license fee payments from IV in the second quarter of 2013.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of service revenue when they relate directly to our customer contracts.

We record all remaining, or “residual,” costs as sales and marketing costs, research, development and engineering, general and administrative, and intellectual property expenses.

We anticipate operating expenses will be higher in 2014 than 2013, reflecting the full year effect of the increased investment in our product development and sales growth initiatives partially offset by lower legal costs due to the settlement of the arbitration with IV.

Sales and marketing

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase	Percent Increase
Sales and marketing	$1,879	$1,277	$602	47%
Sales and marketing (as % of total revenue)	26%	12%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three-month period reflects the increased level of investment in our ongoing sales growth initiatives.

We anticipate sales and marketing expenses will be higher in 2014 than 2013, reflecting the full year effect of the increased investment in our sales and marketing growth initiatives.

Research, development and engineering

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase	Percent Increase
Research, development and engineering	$3,546	$2,725	$821	30%
Research, development and engineering (as % of total revenue)	49%	27%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies;

•	metadata ranking algorithms for matching Internet file content against reference database; and

•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	deliver the Digimarc Barcode;

•	maintaining the Online Services Portal to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three-month period reflects the increased level of investment in our ongoing product development initiatives.

We anticipate research, development and engineering expenses will be higher in 2014 than 2013, reflecting the full year effect of the increased investment in our research and product development initiatives.

General and administrative

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase	Percent Increase
General and administrative	$2,421	$2,186	$235	11%
General and administrative (as % of total revenue)	34%	21%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources;

•	costs associated with being a public company; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses for the three-month period resulted primarily from:

•	an increase of $0.2 million due to the reversal of the liability for contingent merger consideration related to the acquisition of Attributor in the first quarter of 2013;

•	increased legal fees of $0.2 million as a result of the settlement of the arbitration with IV; partially offset by

•	decreased accounting and tax fees of $0.2 million due to costs incurred in the first quarter of 2013 related to the Attributor acquisition.

We anticipate general and administrative expenses will be lower in 2014 than 2013 reflecting lower legal costs due to the settlement of the arbitration with IV. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase	Percent Increase
Intellectual property	$534	$277	$257	93%
Intellectual property (as % of total revenue)	7%	3%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	consulting costs related to marketing our intellectual property portfolio; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

The increase in intellectual property expense for the three-month period resulted primarily from a third party intellectual property valuation and marketing study and the effects of the increased level of investment in our ongoing intellectual property development and marketing efforts.

We anticipate intellectual property expenses will be higher in 2014 than 2013, reflecting the full year effect of the increased investment in our intellectual property development and marketing efforts.

Stock-based compensation

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$142	$157	$(15)	(10)%
Sales and marketing	142	112	30	27%
Research, development and engineering	356	256	100	39%
General and administrative	550	506	44	9%
Intellectual property	69	61	8	13%

Total	$1,259	$1,092	$167	15%

The increase in total stock-based compensation expense for the three-month period was primarily due to higher headcount in support of our product development and sales growth initiatives. We anticipate incurring an additional $10,103 in stock-based compensation expense through March 2018 for awards outstanding as of March 31, 2014.

Other income, net

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Decrease	Percent Decrease
Other income, net	$27	$29	$(2)	(7)%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

The decrease in other income, net was primarily due to lower interest income, due to a combination of lower cash balances and interest rates on cash and investments, and gains and losses on foreign currency.

Provision for Income Taxes

The provision (benefit) for income taxes for the three-months ended March 31, 2014 and 2013 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the three-months ended March 31, 2014 and 2013 was 40% and 42%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2014 was $410, an increase of $39 from $371 as of December 31, 2013.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of March 31, 2014, and due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized and a full valuation allowance has been recorded on the state deferred tax assets of Attributor.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
Working capital	$33,564	$31,380
Current (liquidity) ratio (1)	9.4:1	6.4:1
Cash, cash equivalents and short-term marketable securities	$31,175	$29,662
Long-term marketable securities	$1,107	$5,302
Total cash, cash equivalents and all marketable securities	$32,282	$34,964

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $2.7 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to the exercise of stock options and vesting of restricted stock;

•	payment of dividends; and

•	investments in both equipment and patent assets; partially offset by

•	cash flows provided by the net maturity of marketable securities; and

•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include pre-refunded municipal bonds, U.S. federal agency notes, corporate notes and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

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

Operating Cash Flow.

The components of operating cash flows were:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Decrease	Percent Decrease
Net income (loss)	$(1,986)	$971	$(2,957)	(305)%
Non-cash items	1,210	1,247	(37)	(3)%
Changes in operating assets and liabilities	(604)	1,126	(1,730)	(154)%

Net cash provided by (used in) operating activities	$(1,380)	$3,344	$(4,724)	(141)%

Cash flows from operating activities for the three-month period decreased by $4.7 million, primarily as the result of lower net income and changes in operating assets and liabilities. The decrease from changes in operating assets and liabilities for the three-month period was primarily due to changes in income tax accounts.

Cash flows provided by investing activities for the three-month period increased by $0.6 million from $0.9 million to $1.5 million, primarily as a result of higher net maturities of marketable securities.

Cash flows used in financing activities for the three-month period decreased $0.5 million from $1.4 million to $0.9 million, primarily as a result of cash proceeds from stock option exercises and excess tax benefits generated on stock-based awards.

Future Cash Expectations

In connection with our license agreement with IV, the quarterly license fee ended in the second quarter of 2013. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV. No profit sharing was earned from 2013 licensing activities. In connection with our license agreement with Nielsen, the quarterly license fee ended in the first quarter of 2014.

Our Board of Directors previously approved a stock repurchase program under which we have $3,998 available to purchase shares of our common stock as of March 31, 2014. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

On April 23, 2014, the Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 12, 2014 to shareholders of record on May 5, 2014. The aggregate amount of the quarterly dividend payment is expected to be approximately $0.8 million.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we anticipate continuing to use cash, cash equivalents and marketable securities balances to satisfy our projected working capital and capital expenditure requirements.

We may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In order to take advantage of opportunities, we may find it necessary to obtain additional equity financing, debt financing, or credit facilities. We do not believe at this time, however, that our long-term working capital and capital expenditures would require us to take steps to remedy any such potential deficiencies. If it becomes necessary to obtain additional financing or credit facilities, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2013 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	revenue trends and expectations;

•	our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, sales growth initiatives and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

•	capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	the success of our acquisition of Attributor Corporation;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A of our 2013 Annual Report.

We believe that the risk factors specified above and the risk factors identified in Part I, Item 1A of our 2013 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2013 Annual Report have not changed materially.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Our wholly owned subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case, Civil Action No. 6:12-cv-00499. A schedule for the case has recently been set and trial is scheduled for October 2015. Blue Spike is seeking damages but a range of loss cannot be reasonably estimated at this time. Accordingly, we have not accrued any liability as of March 31, 2014.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2013 Annual Report. The risks and uncertainties described in our 2013 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2014, there have been no material changes to the risk factors set forth in our 2013 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In November 2013, the program was extended through December 31, 2014. As of March 31, 2014, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million. No shares were repurchased under the program for the three-month period ended March 31, 2014.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2014:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
January 1, 2014 to January 31, 2014	—	$—	—	$4.0 million
Month 2
February 1, 2014 to February 28, 2014	17,463	$32.56	—	$4.0 million
Month 3
March 1, 2014 to March 31, 2014	—	$—	—	$4.0 million

Total	17,463	$32.56	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon the vesting of restricted shares.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1*	Digimarc Corporation 2008 Incentive Plan, as amended

10.2	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan, as amended February 21, 2011 and February 20, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2014	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)