Form 10-Q
period 2014-06-30
Digimarc CORP
filed 2014-07-25
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 22, 2014, there were 7,577,230 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,272	$3,811
Marketable securities	20,843	25,851
Trade accounts receivable, net	3,691	5,838
Other current assets	3,089	1,658

Total current assets	30,895	37,158
Marketable securities	3,744	5,302
Property and equipment, net	2,658	2,395
Intangibles, net	6,750	6,709
Goodwill	1,114	1,114
Deferred tax assets, net	4,942	3,949
Other assets	486	570

Total assets	$50,589	$57,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,653	$1,560
Deferred revenue	2,210	4,218

Total current liabilities	3,863	5,778
Deferred rent and other long-term liabilities	278	496

Total liabilities	4,141	6,274
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at June 30, 2014 and December 31, 2013)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,572,230 and 7,401,072 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	8	7
Additional paid-in capital	43,342	41,498
Retained earnings	3,048	9,368

Total shareholders’ equity	46,448	50,923

Total liabilities and shareholders’ equity	$50,589	$57,197

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue:
Service	$2,716	$3,022	$5,704	$5,951
Subscription	1,496	1,433	2,908	2,817
License	1,451	6,015	4,256	11,945

Total revenue	5,663	10,470	12,868	20,713
Cost of revenue:
Service	1,169	1,432	2,583	2,835
Subscription	699	588	1,348	1,223
License	84	100	167	196

Total cost of revenue	1,952	2,120	4,098	4,254
Gross profit	3,711	8,350	8,770	16,459
Operating expenses:
Sales and marketing	2,052	1,563	3,931	2,840
Research, development and engineering	3,404	2,822	6,950	5,547
General and administrative	2,326	2,348	4,747	4,534
Intellectual property	387	261	921	538

Total operating expenses	8,169	6,994	16,549	13,459

Operating income (loss)	(4,458)	1,356	(7,779)	3,000
Other income, net	21	19	48	48

Income (loss) before income taxes	(4,437)	1,375	(7,731)	3,048
(Provision) benefit for income taxes	1,757	(773)	3,065	(1,475)

Net income (loss)	$(2,680)	$602	$(4,666)	$1,573

Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.38)	$0.08	$(0.68)	$0.22
Earnings (loss) per common share—diluted	$(0.38)	$0.08	$(0.68)	$0.21
Weighted average common shares outstanding—basic	7,113	6,850	7,057	6,844
Weighted average common shares outstanding—diluted	7,113	7,090	7,057	7,078
Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003
Exercise of stock options	—	—	7,684	—	—	—	—
Issuance of restricted common stock	—	—	184,390	—	—	—	—
Forfeiture of restricted common stock	—	—	(61,855)	—	—	—	—
Purchase and retirement of common stock	—	—	(33,714)	—	(742)	—	(742)
Stock-based compensation	—	—	—	—	2,233	—	2,233
Net income	—	—	—	—	—	1,573	1,573
Cash dividends declared	—	—	—	—	—	(1,601)	(1,601)

BALANCE AT JUNE 30, 2013	10,000	$50	7,264,864	$7	$41,360	$13,049	$54,466

BALANCE AT DECEMBER 31, 2013	10,000	$50	7,401,072	$7	$41,498	$9,368	$50,923
Exercise of stock options	—	—	169,784	1	1,175	—	1,176
Issuance of restricted common stock	—	—	82,320	—	—	—	—
Forfeiture of restricted common stock	—	—	(12,995)	—	—	—	—
Purchase and retirement of common stock	—	—	(67,951)	—	(1,440)	—	(1,440)
Stock-based compensation	—	—	—	—	2,718	—	2,718
Tax impact of stock-based awards	—	—	—	—	(609)	—	(609)
Net loss	—	—	—	—	—	(4,666)	(4,666)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)

BALANCE AT JUNE 30, 2014	10,000	$50	7,572,230	$8	$43,342	$3,048	$46,448

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(4,666)	$1,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	459	320
Amortization and write-off of intangibles	606	602
Change in allowance for doubtful accounts	(17)	—
Gain on reversal of contingent merger consideration	—	(190)
Stock-based compensation	2,631	2,169
Deferred income taxes	(1,621)	1,406
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,164	(303)
Other current assets	(1,412)	(271)
Other assets	84	(46)
Accounts payable and other accrued liabilities	(124)	228
Income taxes payable	(167)	24
Deferred revenue	(1,984)	637

Net cash provided by (used in) operating activities	(4,047)	6,149
Cash flows from investing activities:
Purchase of property and equipment	(579)	(275)
Capitalized patent costs	(561)	(506)
Maturity of marketable securities	32,376	35,474
Purchase of marketable securities	(25,810)	(37,060)

Net cash provided by (used in) investing activities	5,426	(2,367)
Cash flows from financing activities:
Issuance of common stock	1,176	—
Purchase of common stock	(1,440)	(742)
Cash dividends paid	(1,654)	(1,601)

Net cash used in financing activities	(1,918)	(2,343)

Net increase (decrease) in cash and cash equivalents	(539)	1,439
Cash and cash equivalents at beginning of period	3,811	6,866

Cash and cash equivalents at end of period	$3,272	$8,305

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$(12)	$46
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs	$87	$64

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 21, 2014. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full-year.

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2014 and 2013, it was concluded that there was no impairment as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in this update permit the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently assessing the potential impact of this standard on the financial condition or results of operations of the Company.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2014 and December 31, 2013, respectively, was as follows:

June 30, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$2,044	$—	$—	$2,044
Pre-refunded municipal bonds (1)	—	19,695	—	19,695
Corporate notes	—	3,768	—	3,768
Certificates of deposit	—	1,090	—	1,090
Commercial paper	—	350	—	350
U.S. federal agency notes	—	328	—	328

Total	$2,044	$25,231	$—	$27,275

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$2,343	$—	$—	$2,343
Pre-refunded municipal bonds (1)	—	29,268	—	29,268
Corporate notes	—	1,180	—	1,180
U.S. federal agency notes	—	331	—	331
Certificates of deposit	—	321	—	321
Other municipals	—	153	—	153

Total	$2,343	$31,253	$—	$33,596

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2014 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$27,275	$23,531	$3,744	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $2,688 and $2,443 at June 30, 2014 and December 31, 2013, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

Some customer arrangements encompass multiple deliverables, such as patent licenses, professional services, software subscriptions, and maintenance fees. For arrangements that include multiple deliverables, the Company identifies separate units of accounting at inception based on the consensus reached under ASC 605-25 “Multiple-Element Arrangements,” which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The Company applies ASC 985 to software deliverables when relevant. The consideration for the arrangement under ASC 605-25 is allocated to the separate units of accounting using the relative selling price method.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Domestic	$1,782	$6,241	$4,899	$12,366
International (1)	3,881	4,229	7,969	8,347

Total	$5,663	$10,470	$12,868	$20,713

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Central Banks	51%	30%	47%	29%
Intellectual Ventures	*	34%	*	34%

*	Less than 10%

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

There were no stock options granted during the three- and six-month periods ended June 30, 2014 and 2013.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation Expense

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Stock-based compensation:
Cost of revenue	$129	$139	$270	$296
Sales and marketing	175	83	318	195
Research, development and engineering	364	232	720	488
General and administrative	607	560	1,156	1,066
Intellectual property	97	63	167	124

Stock-based compensation expense	1,372	1,077	2,631	2,169
Capitalized to patent costs	42	31	87	64

Total stock-based compensation expense	$1,414	$1,108	$2,718	$2,233

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of June 30, 2014	As of December 31, 2013
Total unrecognized compensation costs	$9,416	$9,711

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2014 for stock options and restricted stock over weighted average periods through June 2018 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.6 years	1.6 years

Stock Option Activity

As of June 30, 2014, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 607,794 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended June 30, 2014:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at March 31, 2014	691,738	$16.22	$8.20
Options granted	—	—	—
Options exercised	(48,000)	9.64	6.30
Options canceled or expired	—	—	—

Outstanding at June 30, 2014	643,738	$16.71	$8.34	$10,229

Six-months ended June 30, 2014:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2013	813,522	$15.44	$7.96
Options granted	—	—	—
Options exercised	(169,784)	10.64	6.52
Options canceled or expired	—	—	—

Outstanding at June 30, 2014	643,738	$16.71	$8.34	$10,229

Exercisable at June 30, 2014	603,913	$16.03		$10,008

Unvested at June 30, 2014	39,825	$27.04		$221

The aggregate intrinsic value is based on the closing price of $32.60 per share of Digimarc common stock on June 30, 2014, which would have been received by the optionees had all of the options with exercise prices less than $32.60 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2014:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, March 31, 2014	455,883	$21.17
Granted	25,520	$33.43
Vested	(54,784)	$27.37
Canceled	(5,922)	$21.40

Unvested balance, June 30, 2014	420,697	$21.10

Six-months ended June 30, 2014:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2013	448,126	$19.89
Granted	82,320	$32.83
Vested	(96,754)	$25.44
Canceled	(12,995)	$21.54

Unvested balance, June 30, 2014	420,697	$21.10

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three- and six-months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Basic Earnings (Loss) per Common Share:
Numerator:
Net income (loss)	$(2,680)	$602	$(4,666)	$1,573
Distributed earnings to common shares	780	754	1,553	1,506
Distributed earnings to participating securities	50	46	101	95

Total distributed earnings	830	800	1,654	1,601
Undistributed earnings (loss) allocable to common shares	(3,510)	(198)	(6,320)	(28)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed earnings (loss)	(3,510)	(198)	(6,320)	(28)

Earnings (loss) to common shares—basic	$(2,730)	$556	$(4,767)	$1,478
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,113	6,850	7,057	6,844
Basic earnings (loss) per common share	$(0.38)	$0.08	$(0.68)	$0.22

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Diluted Earnings (Loss) per Common Share:
Numerator:
Earnings (loss) to common shares— basic	$(2,730)	$556	$(4,767)	$1,478
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—

Earnings (loss) to common shares—diluted	$(2,730)	$556	$(4,767)	$1,478
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,113	6,850	7,057	6,844
Dilutive effect of stock options	—	240	—	234

Weighted average common shares outstanding—dilutive	7,113	7,090	7,057	7,078
Diluted earnings (loss) per common share	$(0.38)	$0.08	$(0.68)	$0.21

There were 240,559 and 218,639 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and six-month periods ended June 30, 2014, respectively, as the Company incurred a net loss during the periods.

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and six-month periods ended June 30, 2013 as their exercise prices were higher than the average market price of the underlying common stock for the period.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30, 2014	December 31, 2013
Trade accounts receivable	$3,719	$5,883
Allowance for doubtful accounts	(28)	(45)

Trade accounts receivable, net	$3,691	$5,838

Unpaid deferred revenue included in trade accounts receivable	$778	$3,319

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	June 30, 2014	December 31, 2013
Central Banks	46%	47%
Civolution	24%	10%
The Nielsen Company (“Nielsen”)	*	20%

*	Less than 10%

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

	June 30, 2014	December 31, 2013
Office furniture fixtures	$779	$762
Software	753	311
Equipment	3,043	2,816
Leasehold improvements	1,160	1,137

Gross property and equipment	5,735	5,026
Less accumulated depreciation and amortization	(3,077)	(2,631)

Property and equipment, net	$2,658	$2,395

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	June 30, 2014	December 31, 2013
Capitalized patent costs	$5,724	$5,157
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	8,994	8,427
Accumulated amortization	(2,244)	(1,718)

Intangibles, net	$6,750	$6,709

11. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of June 30, 2014, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures continue to be suspended. The joint ventures had no revenue or expenses for the three- and six-months ended June 30, 2014 and 2013. The Company’s investment in each joint venture was $0 as of June 30, 2014 and December 31, 2013.

12. Income Taxes

The provision (benefit) for income taxes for the six-months ended June 30, 2014 and 2013 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the six-months ended June 30, 2014 and 2013 was 40% and 48%, respectively. The valuation allowance against net deferred tax assets as of June 30, 2014 was $472, an increase of $101 from $371 as of December 31, 2013.

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

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case, Civil Action No. 6:12-cv-00499. A schedule for the case has recently been set and trial is scheduled for October 2015. The estimated range of loss is not material.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014 (the “2013 Annual Report”) and in the audited consolidated financial statements and related notes included in our 2013 Annual Report, and other reports and filings made with the SEC.

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

We provide solutions directly and through our licensees. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks, which we refer to as the Central Banks, and many leading companies in the information technology industry. We and our licensees have successfully propagated the use of our technology in music, movies, television broadcasts, images and printed materials. Digimarc IDs have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with more than 1,250 U.S. and foreign patents and pending patent applications as of June 30, 2014. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from invention date, and up to 17 years after the patent has been granted.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2014 and all changes discussed with respect to such period reflect changes compared to the three- and six-month periods ended June 30, 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue:
Service	48%	29%	44%	29%
Subscription	26	14	23	14
License	26	57	33	58

Total revenue	100	100	100	100
Cost of revenue:
Service	21	14	20	14
Subscription	12	6	10	6
License	1	1	1	1

Total cost of revenue	34	20	32	21
Gross profit	66	80	68	79
Operating expenses:
Sales and marketing	36	15	31	14
Research, development and engineering	60	27	54	27
General and administrative	41	22	37	22
Intellectual property	7	2	7	3

Total operating expenses	144	67	129	65

Operating income (loss)	(79)	13	(60)	14

Other income, net	—	—	—	—

Income (loss) before income taxes	(79)	13	(60)	15
(Provision) benefit for income taxes	31	(7)	24	(7)

Net income (loss)	(47)%	6%	(36)%	8%

Summary

During 2013, we increased the level of investment in our product development and sales growth initiatives, primarily through hiring additional engineering and sales personnel. These initiatives include developing and marketing Digimarc Discover, the Digimarc Barcode and other aspects of our Intuitive Computing Platform as well as further developing our retained patent assets and exploring strategic opportunities in the mobile payments market. We expect to maintain a similar level of investment for these initiatives in the second half of 2014 as made during the first half of 2014.

Total revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, decreased 46% to $5.7 million and 38% to $12.9 million, respectively, primarily due to the end of the quarterly license fee payments from Intellectual Ventures (“IV”) in the second quarter of 2013 and the end of the quarterly license fee payments from The Nielsen Company (“Nielsen”) in the first quarter of 2014.

Total operating expenses for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, increased 17% to $8.2 million and 23% to $16.5 million, respectively, reflecting the increased level of investment in our ongoing product development and sales growth initiatives.

Revenue

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$2,716	$3,022	$(306)	(10)%	$5,704	$5,951	$(247)	(4)%
Subscription	1,496	1,433	63	4%	2,908	2,817	91	3%
License	1,451	6,015	(4,564)	(76)%	4,256	11,945	(7,689)	(64)%

Total	$5,663	$10,470	$(4,807)	(46)%	$12,868	$20,713	$(7,845)	(38)%

Revenue (as % of total revenue):
Service	48%	29%			44%	29%
Subscription	26%	14%			23%	14%
License	26%	57%			33%	58%

Total	100%	100%			100%	100%

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

The decrease in service revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was primarily due to the timing of program work with the Central Banks and less program work with government agency contractors.

Subscription. Subscription revenue includes subscriptions for products and services, is generally recurring in nature, paid in advance and recognized over the term of the subscription.

Subscription revenue was essentially flat for both our Digimarc Discover and Digimarc Guardian products for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013.

License. License revenue originates primarily from licensing our technology and patents where we receive fixed license fees and/or royalties as our income stream. The majority of our current license revenue is derived from contracts with Verance and Civolution. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three-six-month periods ended June 30, 2013, was primarily due to the end of the quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014.

Revenue by Geography

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar (Decrease)	Percent (Decrease)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar (Decrease)	Percent (Decrease)
Revenue by geography:
Domestic	$1,782	$6,241	$(4,459)	(71)%	$4,899	$12,366	$(7,467)	(60)%
International	3,881	4,229	(348)	(8)%	7,969	8,347	(378)	(5)%

Total	$5,663	$10,470	$(4,807)	(46)%	$12,868	$20,713	$(7,845)	(38)%

Revenue (as % of total revenue):
Domestic	31%	60%			38%	60%
International	69%	40%			62%	40%

Total	100%	100%			100%	100%

The decrease in domestic revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was primarily the result of the end of the quarterly license fee payments from IV and Nielsen.

The decrease in international revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was primarily due to the timing of program work with the Central Banks.

We anticipate a decrease in revenue for 2014 compared to 2013 primarily as a result of the end of quarterly license fee payments from IV and Nielsen. These declines are expected to be partially offset by increased revenue from our other existing customers and new customers as we continue to expand the marketing and monetization of our intellectual property portfolio and related products and services.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel and the cost of contractors to support our Digimarc Guardian subscription service;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	patent or software license costs for any patents licensed from third parties where the party receives a portion of royalties or license revenue received by Digimarc; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar (Decrease)	Percent (Decrease)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,547	$1,590	$(43)	(3)%	$3,121	$3,116	$5	0%
Subscription	797	845	(48)	(6)%	1,560	1,594	(34)	(2)%
License	1,367	5,915	(4,548)	(77)%	4,089	11,749	(7,660)	(65)%

Total	$3,711	$8,350	$(4,639)	(56)%	$8,770	$16,459	$(7,689)	(47)%

Gross Profit (as % of related revenue components):
Service	57%	53%			55%	52%
Subscription	53%	59%			54%	57%
License	94%	98%			96%	98%
Total	66%	80%			68%	79%

The increase in service gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was due primarily to higher billable rates under our agreement with the Central Banks.

The decrease in subscription gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was due primarily to higher contractor costs to support our Digimarc Guardian subscription service.

The decrease in license gross profit and license gross profit as a percentage of revenue for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was due primarily to the end of the quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of service revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

We anticipate operating expenses will be higher in 2014 than 2013, reflecting the increased investment in our product development and sales growth initiatives, partially offset by lower legal costs due to the settlement of the arbitration with IV.

Sales and marketing

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Increase	Percent Increase	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase	Percent Increase
Sales and marketing	$2,052	$1,563	$489	31%	$3,931	$2,840	$1,091	38%
Sales and marketing (as % of total revenue)	36%	15%			31%	14%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, reflects the increased level of investment in our ongoing sales growth initiatives.

We anticipate sales and marketing expenses will be higher in 2014 than 2013, reflecting the full-year effect of the increased investment in our sales and marketing growth initiatives.

Research, development and engineering

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Increase	Percent Increase	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase	Percent Increase
Research, development and engineering	$3,404	$2,822	$582	21%	$6,950	$5,547	$1,403	25%
Research, development and engineering (as % of total revenue)	60%	27%			54%	27%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in fingerprinting and other content identification technologies;

•	metadata ranking algorithms for matching Internet file content against reference database; and

•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	deliver the Digimarc Barcode;

•	maintaining the Digimarc Discover ID Manager to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, reflects the increased level of investment in our ongoing product development initiatives.

We anticipate research, development and engineering expenses will be higher in 2014 than 2013, reflecting the full-year effect of the increased investment in our research and product development initiatives.

General and administrative

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar (Decrease)	Percent (Decrease)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase	Percent Increase
General and administrative	$2,326	$2,348	$(22)	(1)%	$4,747	$4,534	$213	5%
General and administrative (as % of total revenue)	41%	22%			37%	22%

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

General and administrative expenses were flat for the three-month period ended June 30, 2014, compared to the corresponding three-month period ended June 30, 2013.

The increase in general and administrative expenses for the six-month period ended June 30, 2014, compared to the corresponding six-month period ended June 30, 2013, resulted primarily from:

•	an increase of $0.2 million due to the reversal of the liability for contingent merger consideration related to the acquisition of Attributor in the first quarter of 2013;

•	increased legal fees of $0.1 million related to the settlement of the arbitration with IV; partially offset by

•	decreased accounting and tax fees of $0.2 million due to costs incurred in the first quarter of 2013 related to the Attributor acquisition.

We anticipate general and administrative expenses will be lower in 2014 than 2013 reflecting lower legal costs due to the settlement of the arbitration with IV. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Increase	Percent Increase	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase	Percent Increase
Intellectual property	$387	$261	$126	48%	$921	$538	$383	71%
Intellectual property (as % of total revenue)	7%	2%			7%	3%

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

The increase in intellectual property expense for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, reflects the increased level of investment in our ongoing intellectual property development and marketing efforts, including a third party intellectual property valuation and marketing study.

We anticipate intellectual property expenses will be higher in 2014 than 2013, reflecting the full-year effect of the increased investment in our intellectual property development and marketing efforts.

Stock-based compensation expense

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$129	$139	$(10)	(8)%	$270	$296	$(26)	(9)%
Sales and marketing	175	83	92	111%	318	195	123	63%
Research, development and engineering	364	232	132	57%	720	488	232	48%
General and administrative	607	560	47	8%	1,156	1,066	90	8%
Intellectual property	97	63	34	54%	167	124	43	35%

Total	$1,372	$1,077	$295	27%	$2,631	$2,169	$462	21%

The increase in total stock-based compensation expense for the three- and six-month periods ended June 30, 2014, compared to the corresponding three- and six-month periods ended June 30, 2013, was primarily due to higher headcount in support of our product development and sales growth initiatives. We anticipate incurring an additional $9,416 in stock-based compensation expense through June 2018 for awards outstanding as of June 30, 2014.

Other income, net

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Increase	Percent Increase	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Increase	Percent Increase
Other income, net	$21	$19	2	11%	$48	$48	0	0%
Other income, net (as % of total revenue)	*	*			*	*

*	Less than 1%

The increase in other income, net for the three-month period ended June 30, 2014, compared to the corresponding three-month period ended June 30, 2013, was primarily due to gains on foreign currency partially offset by lower interest income, due to a combination of lower cash balances and interest rates on cash and investments.

Provision for Income Taxes

The provision (benefit) for income taxes for the three- and six-month periods ended June 30, 2014 and 2013 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the six-months ended June 30, 2014 and 2013 was 40% and 48%, respectively. The valuation allowance against net deferred tax assets as of June 30, 2014 was $472, an increase of $101 from $371 as of December 31, 2013.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of June 30, 2014, and due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized, and a full valuation allowance has been recorded on the state deferred tax assets of Attributor.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
Working capital	$27,032	$31,380
Current (liquidity) ratio (1)	8.0:1	6.4:1
Cash, cash equivalents and short-term marketable securities	$24,115	$29,662
Long-term marketable securities	$3,744	$5,302
Total cash, cash equivalents and all marketable securities	$27,859	$34,964

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $7.1 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to the exercise of stock options and vesting of restricted stock;

•	payment of dividends; and

•	investments in both equipment and patent assets; partially offset by

•	cash flows provided by the net maturity of marketable securities; and

•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include pre-refunded municipal bonds, corporate notes, certificates of deposit, commercial paper and U.S. federal agency notes. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days notice.

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

Operating Cash Flow

The components of operating cash flows were:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar (Decrease)	Percent (Decrease)
Net income (loss)	$(4,666)	$1,573	$(6,239)	(397)%
Non-cash items	2,058	4,307	(2,249)	(52)%
Changes in operating assets and liabilities	(1,439)	269	(1,708)	(635)%

Net cash provided by (used in) operating activities	$(4,047)	$6,149	$(10,196)	(166)%

Cash flows from operating activities for the six-month period ended June 30, 2014, compared to the six-month period ended June 30, 2013, decreased by $10.2 million, reflecting a net loss versus net income, lower non-cash items and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily from the generation of income taxes receivable due to net operating losses generated in the six-month period ended June 30, 2014 that can be carried back to the 2012 tax return.

Cash flows provided by investing activities for the six-month period ended June 30, 2014, compared to the six-month period ended June 30, 2013, increased by $7.8 million from $(2.4) million to $5.4 million, reflecting higher net maturities of marketable securities.

Cash flows used in financing activities for the six-month period ended June 30, 2014, compared to the six-month period ended June 30, 2013, decreased $0.4 million from $2.3 million to $1.9 million, primarily as a result of cash proceeds from stock option exercises, partially offset by higher stock repurchases to cover employee tax withholding obligations.

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

Our Board of Directors previously approved a stock repurchase program under which we have $3,998 available to purchase shares of our common stock as of June 30, 2014. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. This repurchase program expires in December 2014.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Our wholly owned subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case, Civil Action No. 6:12-cv-00499. A schedule for the case has recently been set and trial is scheduled for October 2015. The estimated range of loss is not material.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2013 Annual Report. The risks and uncertainties described in our 2013 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2014, there have been no material changes to the risk factors set forth in our 2013 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In November 2013, the program was extended through December 31, 2014. As of June 30, 2014, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million. No shares were repurchased under the program for the three-month period ended June 30, 2014.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended June 30, 2014:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
April 1, 2014 to April 30, 2014	—	$—	—	$4.0 million
Month 2
May 1, 2014 to May 31, 2014	17,450	$33.81	—	$4.0 million
Month 3
June 1, 2014 to June 30, 2014	—	$—	—	$4.0 million

Total	17,450	$33.81	—

(1)	Fully vested restricted stock shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon the vesting of restricted shares.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

4.1	Specimen common stock certificate of Digimarc Corporation

4.2	Second Amendment of Rights Agreement, dated effective November 5, 2013, between Digimarc Corporation and Broadridge Corporate Issuer Solutions, Inc, as Rights Agent

10.1	Amended Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2014	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)