Form 10-Q
period 2014-09-30
Digimarc CORP
filed 2014-10-24
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 20, 2014, there were 7,693,663 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,704	$3,811
Marketable securities	19,081	25,851
Trade accounts receivable, net	3,851	5,838
Other current assets	3,541	1,658

Total current assets	29,177	37,158
Marketable securities	2,951	5,302
Property and equipment, net	2,904	2,395
Intangibles, net	6,836	6,709
Goodwill	1,114	1,114
Deferred tax assets, net	5,447	3,949
Other assets	410	570

Total assets	$48,839	$57,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,868	$1,560
Deferred revenue	1,853	4,218

Total current liabilities	3,721	5,778
Deferred rent and other long-term liabilities	241	496

Total liabilities	3,962	6,274
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at September 30, 2014 and December 31, 2013)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 7,689,471 and 7,401,072 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	8	7
Additional paid-in capital	43,756	41,498
Retained earnings	1,063	9,368

Total shareholders’ equity	44,877	50,923

Total liabilities and shareholders’ equity	$48,839	$57,197

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenue:
Service	$3,155	$3,030	$8,859	$8,981
Subscription	1,452	1,424	4,360	4,241
License	2,320	2,971	6,576	14,916

Total revenue	6,927	7,425	19,795	28,138
Cost of revenue:
Service	1,224	1,232	3,807	4,067
Subscription	812	625	2,160	1,848
License	84	98	250	294

Total cost of revenue	2,120	1,955	6,217	6,209
Gross profit	4,807	5,470	13,578	21,929
Operating expenses:
Sales and marketing	1,999	1,482	5,930	4,322
Research, development and engineering	3,499	3,277	10,449	8,824
General and administrative	2,183	2,456	6,929	6,990
Intellectual property	366	278	1,287	816

Total operating expenses	8,047	7,493	24,595	20,952

Operating income (loss)	(3,240)	(2,023)	(11,017)	977
Other income, net	3	33	50	81

Income (loss) before income taxes	(3,237)	(1,990)	(10,967)	1,058
(Provision) benefit for income taxes	1,252	1,195	4,316	(280)

Net income (loss)	$(1,985)	$(795)	$(6,651)	$778

Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.28)	$(0.12)	$(0.95)	$0.09
Earnings (loss) per common share—diluted	$(0.28)	$(0.12)	$(0.95)	$0.09
Weighted average common shares outstanding—basic	7,176	6,860	7,097	6,850
Weighted average common shares outstanding—diluted	7,176	6,860	7,097	7,080
Cash dividends declared per common share	$—	$0.11	$0.22	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	10,000	$50	7,168,359	$7	$39,869	$13,077	$53,003
Exercise of stock options	—	—	18,300	—	—	—	—
Issuance of restricted common stock	—	—	217,090	—	—	—	—
Forfeiture of restricted common stock	—	—	(67,360)	—	—	—	—
Purchase and retirement of common stock	—	—	(47,101)	—	(854)	—	(854)
Stock-based compensation	—	—	—	—	3,305	—	3,305
Net income	—	—	—	—	—	778	778
Cash dividends declared	—	—	—	—	—	(2,400)	(2,400)

BALANCE AT SEPTEMBER 30, 2013	10,000	$50	7,289,288	$7	$42,320	$11,455	$53,832

BALANCE AT DECEMBER 31, 2013	10,000	$50	7,401,072	$7	$41,498	$9,368	$50,923
Exercise of stock options	—	—	184,784	1	1,318	—	1,319
Issuance of restricted common stock	—	—	204,720	—	—	—	—
Forfeiture of restricted common stock	—	—	(12,995)	—	—	—	—
Purchase and retirement of common stock	—	—	(88,110)	—	(1,931)	—	(1,931)
Stock-based compensation	—	—	—	—	4,218	—	4,218
Tax impact of stock-based awards	—	—	—	—	(1,347)	—	(1,347)
Net loss	—	—	—	—	—	(6,651)	(6,651)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)

BALANCE AT SEPTEMBER 30, 2014	10,000	$50	7,689,471	$8	$43,756	$1,063	$44,877

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(6,651)	$778
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	708	513
Amortization and write-off of intangibles	916	931
Change in allowance for doubtful accounts	(13)	22
Gain on reversal of contingent merger consideration	—	(190)
Stock-based compensation	4,085	3,219
Deferred income taxes	(2,874)	354
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,000	(923)
Other current assets	(1,559)	(577)
Other assets	160	(99)
Accounts payable and other accrued liabilities	(171)	286
Income taxes payable	(169)	88
Deferred revenue	(2,338)	263

Net cash provided by (used in) operating activities	(5,906)	4,665
Cash flows from investing activities:
Purchase of property and equipment	(1,010)	(1,532)
Capitalized patent costs	(922)	(824)
Maturity of marketable securities	47,961	47,344
Purchase of marketable securities	(38,840)	(48,186)

Net cash provided by (used in) investing activities	7,189	(3,198)
Cash flows from financing activities:
Issuance of common stock	1,319	—
Purchase of common stock	(1,931)	(854)
Cash dividends paid	(1,654)	(2,400)
Common stock issuance costs	(124)	—

Net cash used in financing activities	(2,390)	(3,254)

Net decrease in cash and cash equivalents	(1,107)	(1,787)
Cash and cash equivalents at beginning of period	3,811	6,866

Cash and cash equivalents at end of period	$2,704	$5,079

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$(12)	$46
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to fixed assets and patent costs	$133	$86

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

The accompanying interim consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Goodwill

The Company tests goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such reviews assess the fair value of the Company’s assets compared to their carrying value. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium.

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

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, and accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2014 and December 31, 2013, respectively, was as follows:

September 30, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$1,201	$—	$—	$1,201
Pre-refunded municipal bonds (1)	—	12,831	—	12,831
Corporate notes	—	8,047	—	8,047
Certificates of deposit	—	958	—	958
U.S. federal agency notes	—	196	—	196

Total	$1,201	$22,032	$—	$23,233

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$2,343	$—	$—	$2,343
Pre-refunded municipal bonds (1)	—	29,268	—	29,268
Corporate notes	—	1,180	—	1,180
U.S. federal agency notes	—	331	—	331
Certificates of deposit	—	321	—	321
Other municipals	—	153	—	153

Total	$2,343	$31,253	$—	$33,596

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2014 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$23,233	$20,282	$2,951	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $1,201 and $2,443 at September 30, 2014 and December 31, 2013, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

4. Revenue Recognition

The Company derives its revenue primarily from professional services, consisting of development and consulting services, subscriptions and licensing of its patent portfolio:

•	Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.

•	Subscription revenue includes subscriptions for products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

•	License revenue, including royalty revenue, originates primarily from licensing the Company’s technology and patents where the Company receives license fees and/or royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

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

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•	Service revenue is generally determined based on time and materials. Revenue for professional services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•	Subscription revenue, which includes subscriptions for products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one month to twenty-four months.

•	License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•	The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Domestic	$3,046	$3,536	$7,946	$15,902
International (1)	3,881	3,889	11,849	12,236

Total	$6,927	$7,425	$19,795	$28,138

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Central Banks	43%	37%	47%	31%
Verance Corporation	23%	12%	14%	*
The Nielsen Company (“Nielsen”)	*	13%	*	11%
Intellectual Ventures	*	*	*	27%

*	Less than 10%

6. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants and restricted stock awards.

Stock-based compensation expense related to internal labor is capitalized to patents and fixed assets based on direct labor hours charged to capitalized patent costs and fixed assets.

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

There were no stock options granted during the three- and nine-month periods ended September 30, 2014 and 2013.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation Expense

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Stock-based compensation:
Cost of revenue	$131	$78	$402	$374
Sales and marketing	187	103	504	298
Research, development and engineering	363	278	1,083	766
General and administrative	688	529	1,844	1,595
Intellectual property	85	62	252	186

Stock-based compensation expense	1,454	1,050	4,085	3,219
Capitalized to fixed assets and patent costs	46	22	133	86

Total stock-based compensation expense	$1,500	$1,072	$4,218	$3,305

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of September 30, 2014	As of December 31, 2013
Total unrecognized compensation costs	$11,007	$9,711

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2014 for stock options and restricted stock over weighted average periods through September 2018 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.5 years	1.3 years

Stock Option Activity

As of September 30, 2014, under all of the Company’s stock-based compensation plans, an additional 1,505,553 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended September 30, 2014:	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at June 30, 2014	643,738	$16.71	$8.34
Options granted	—	—	—
Options exercised	(15,000)	9.64	6.30
Options canceled or expired	—	—	—

Outstanding at September 30, 2014	628,738	$16.88	$8.35	$3,942

Nine-months ended September 30, 2014:	Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2013	813,522	$15.44	$7.96
Options granted	—	—	—
Options exercised	(184,784)	10.56	6.50
Options canceled or expired	—	—	—

Outstanding at September 30, 2014	628,738	$16.88	$8.35	$3,942

Exercisable at September 30, 2014	604,433	$16.49	$8.25	$3,942

Unvested at September 30, 2014	24,305	$26.55	$10.88	$—

The aggregate intrinsic value is based on the closing price of $20.71 per share of Digimarc common stock on September 30, 2014, which would have been received by the optionees had all of the options with exercise prices less than $20.71 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2014:	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance, June 30, 2014	420,697	$21.10
Granted	122,400	$25.26
Vested	(49,492)	$24.18
Canceled	—	$—

Unvested balance, September 30, 2014	493,605	$22.27

Nine-months ended September 30, 2014:	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance, December 31, 2013	448,126	$19.89
Granted	204,720	$28.30
Vested	(146,246)	$23.51
Canceled	(12,995)	$21.54

Unvested balance, September 30, 2014	493,605	$22.27

7. Shareholder’s Equity

In August 2014, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as sales agent, the Company’s common stock having an aggregate offering price of up to $30 million. For the three-month period ended September 30, 2014, there were no shares sold under the Equity Distribution Agreement and the Company has paid $124 in stock issuance costs.

8. Earnings Per Common Share

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three- and nine-months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Basic Earnings (Loss) per Common Share:
Numerator:
Net income (loss)	$(1,985)	$(795)	$(6,651)	$778
Distributed earnings to common shares	—	754	1,553	2,260
Distributed earnings to participating securities	—	46	101	142

Total distributed earnings	—	800	1,654	2,402
Undistributed loss allocable to common shares	(1,985)	(1,595)	(8,305)	(1,624)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(1,985)	(1,595)	(8,305)	(1,624)

Earnings (loss) to common shares—basic	$(1,985)	$(841)	$(6,752)	$636
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,176	6,860	7,097	6,850
Basic earnings (loss) per common share	$(0.28)	$(0.12)	$(0.95)	$0.09

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Diluted Earnings (Loss) per Common Share:
Numerator:
Earnings (loss) to common shares— basic	$(1,985)	$(841)	$(6,752)	$636
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—

Earnings (loss) to common shares—diluted	$(1,985)	$(841)	$(6,752)	$636
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,176	6,860	7,097	6,850
Dilutive effect of stock options	—	—	—	230

Weighted average common shares outstanding—dilutive	7,176	6,860	7,097	7,080

Diluted earnings (loss) per common share	$(0.28)	$(0.12)	$(0.95)	$0.09

There were 218,404 and 226,165 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and nine-month periods ended September 30, 2014, respectively, as the Company incurred a net loss during the periods.

There were 175,000 and 75,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and nine-month periods ended September 30, 2014, respectively, as their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 228,158 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three-month period ended September 30, 2013 as the Company incurred a net loss during the period.

There were 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and nine-month periods ended September 30, 2013 as their exercise prices were higher than the average market price of the underlying common stock for the periods.

9. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30, 2014	December 31, 2013
Trade accounts receivable	$3,883	$5,883
Allowance for doubtful accounts	(32)	(45)

Trade accounts receivable, net	$3,851	$5,838

Unpaid deferred revenue included in trade accounts receivable	$639	$3,319

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

Unpaid deferred revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the applicable contracts with the Company’s customers. Unpaid deferred revenue from the Company’s cash-basis customers is not included in either trade accounts receivable or deferred revenue.

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	September 30, 2014	December 31, 2013
Central Banks	45%	47%
Civolution	21%	10%
Nielsen	*	20%

*	Less than 10%

10. Property and Equipment

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

	September 30, 2014	December 31, 2013
Office furniture fixtures	$843	$762
Software	1,046	311
Equipment	3,078	2,816
Leasehold improvements	1,198	1,137

Gross property and equipment	6,165	5,026
Less accumulated depreciation and amortization	(3,261)	(2,631)

Property and equipment, net	$2,904	$2,395

11. Intangibles

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	September 30, 2014	December 31, 2013
Capitalized patent costs	$6,059	$5,157
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	9,329	8,427
Accumulated amortization	(2,493)	(1,718)

Intangibles, net	$6,836	$6,709

12. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of September 30, 2014, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures continue to be suspended. The joint ventures had no revenue or expenses for the three- and nine-months ended September 30, 2014 and 2013. The Company’s investment in each joint venture was $0 as of September 30, 2014 and December 31, 2013.

13. Income Taxes

The provision (benefit) for income taxes for the nine-months ended September 30, 2014 and 2013 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the nine-months ended September 30, 2014 and 2013 was 39% and 26%, respectively. The valuation allowance against net deferred tax assets as of September 30, 2014 was $527, an increase of $156 from $371 as of December 31, 2013.

14. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company’s wholly owned subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (“Blue Spike”) (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case, Civil Action No. 6:12-cv-00499. The Company settled the lawsuit with Blue Spike in October 2014. The total settlement amount is immaterial.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014 (the “2013 Annual Report”), and other reports and filings made with the SEC.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables may not foot due to rounding.

Digimarc Discover and Guardian are registered trademarks of Digimarc Corporation. This Quarterly Report on Form 10-Q also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

As part of the Digimarc Discover platform, we recently introduced Digimarc Barcodes, which contain the same type of information found in traditional product UPC codes, but is invisibly repeated multiple times over the entire packaging. We have partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, who has enabled its new MagellanTM 9800i multi-plane imaging scanner to detect and process Digimarc Barcodes. Digimarc Barcodes can also connect mobile-enabled consumers to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more directly from a product’s packaging.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with more than 1,250 U.S. and foreign patents and pending patent applications as of September 30, 2014. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from invention date, and up to 17 years after the patent has been granted.

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

For a discussion of activities and costs related to our research and development, see “Results of Operations —Summary—“Research, development and engineering.”

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and nine-month periods relate to the three- and nine-month periods ended September 30, 2014 and all changes discussed with respect to such period reflect changes compared to the three- and nine-month periods ended September 30, 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenue:
Service	46%	41%	45%	32%
Subscription	21	19	22	15
License	33	40	33	53

Total revenue	100	100	100	100
Cost of revenue:
Service	18	17	19	14
Subscription	12	8	11	7
License	1	1	1	1

Total cost of revenue	31	26	31	22
Gross profit	69	74	69	78
Operating expenses:
Sales and marketing	29	20	30	15
Research, development and engineering	51	44	53	31
General and administrative	32	33	35	25
Intellectual property	5	4	7	3

Total operating expenses	116	101	124	74

Operating income (loss)	(47)	(27)	(56)	3

Other income, net	—	—	—	—

Income (loss) before income taxes	(47)	(27)	(55)	4
(Provision) benefit for income taxes	18	16	22	(1)

Net income (loss)	(29)%	(11)%	(34)%	3%

Summary

During 2013, we increased the level of investment in our product development and sales growth initiatives, primarily through hiring additional engineering and sales personnel. These initiatives include developing and marketing Digimarc Discover, the Digimarc Barcode and other aspects of our Intuitive Computing Platform as well as further developing our retained patent assets and exploring strategic opportunities in the mobile payments market. We expect this level of investing to continue through the remainder of 2014 in support of these initiatives.

Total revenue for the three-month period ended September 30, 2014, compared to the corresponding three-month period ended September 30, 2013, decreased 7% to $6.9 million primarily due to the scheduled completion of the quarterly license fee payments from The Nielsen Company (“Nielsen”) in the first quarter of 2014 and lower reported quarterly royalties from Verance Corporation (“Verance”) and another licensee, partially offset by a $1.0 million license fee from Verance in the third quarter of 2014 to extend an existing license through 2023 without additional royalties or fees.

Total revenue for the nine-month period ended September 30, 2014, compared to the corresponding nine-month period ended September 30, 2013, decreased 30% to $19.8 million primarily due to the scheduled completion of the quarterly license fee payments from Intellectual Ventures (“IV”) in the second quarter of 2013 and Nielsen in the first quarter of 2014, partially offset by the $1.0 million license fee payment from Verance in the third quarter of 2014.

Total operating expenses for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, increased 7% to $8.0 million and 17% to $24.6 million, respectively, reflecting the full-year impact of the continued investment in our product development and sales growth initiatives.

Revenue

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,155	$3,030	$125	4%	$8,859	$8,981	$(122)	(1)%
Subscription	1,452	1,424	28	2%	4,360	4,241	119	3%
License	2,320	2,971	(651)	(22)%	6,576	14,916	(8,340)	(56)%

Total	$6,927	$7,425	$(498)	(7)%	$19,795	$28,138	$(8,343)	(30)%

Revenue (as % of total revenue):
Service	46%	41%			45%	32%
Subscription	21%	19%			22%	15%
License	33%	40%			33%	53%

Total	100%	100%			100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements. Most of our service revenue is derived from contracts with the Central Banks, IV and government agency contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with government agency contractors are subject to government budgets and funding.

Service revenue was essentially flat for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013.

Subscription. Subscription revenue includes subscriptions for products and services, is generally recurring in nature, paid in advance and recognized over the term of the subscription.

Subscription revenue was essentially flat for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013.

License. License revenue originates primarily from licensing our technology and patents where we receive fixed license fees and/or royalties as our income stream. The majority of our current license revenue is derived from contracts with Verance and Civolution. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue for the three-month period ended September 30, 2014, compared to the corresponding three-month period ended September 30, 2013, was primarily due to the scheduled completion of the quarterly license fee payments from Nielsen in the first quarter of 2014 and lower reported quarterly royalties from Verance and another licensee, partially offset by the $1.0 million license fee payment from Verance in the third quarter of 2014.

The decrease in license revenue for the nine-month period ended September 30, 2014, compared to the corresponding nine-month period ended September 30, 2013, was primarily due to the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014 and lower reported royalties from Verance and another licensee, partially offset by the $1.0 million license fee payment from Verance in the third quarter of 2014.

Revenue by Geography

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)
Revenue by geography:
Domestic	$3,046	$3,536	$(490)	(14)%	$7,946	$15,902	$(7,956)	(50)%
International	3,881	3,889	(8)	0%	11,849	12,236	(387)	(3)%

Total	$6,927	$7,425	$(498)	(7)%	$19,795	$28,138	$(8,343)	(30)%

Revenue (as % of total revenue):
Domestic	44%	48%			40%	57%
International	56%	52%			60%	43%

Total	100%	100%			100%	100%

The decrease in domestic revenue for the three-month period ended September 30, 2014, compared to the corresponding three- month period ended September 30, 2013, was primarily the result of the scheduled completion of the quarterly license fee payments Nielsen and lower reported quarterly royalties from Verance, partially offset by the $1.0 million license fee payment from Verance in the third quarter of 2014.

The decrease in domestic revenue for the nine-month period ended September 30, 2014, compared to the corresponding nine-month period ended September 30, 2013, was primarily the result of the scheduled completion of the quarterly license fee payments from IV and Nielsen, partially offset by the $1.0 million license fee payment from Verance in the third quarter of 2014.

The decrease in international revenue for the nine-month period ended September 30, 2014, compared to the corresponding nine-month period ended September 30, 2013, was primarily due to lower reported quarterly royalties from an international licensee.

We anticipate a decrease in revenue for 2014 compared to 2013 primarily as a result of the scheduled completion of quarterly license fee payments from IV and Nielsen. These declines are expected to be partially offset by increased revenue from existing customers and new customers as we continue to expand the marketing of our Digimarc Discover, Barcode and Guardian products and our intellectual property portfolio.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel and the cost of contractors to support our Digimarc Guardian subscription service;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs for any software and/or patents licensed from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,931	$1,798	$133	7%	$5,052	$4,914	$138	3%
Subscription	640	799	(159)	(20)%	2,200	2,393	(193)	(8)%
License	2,236	2,873	(637)	(22)%	6,326	14,622	(8,296)	(57)%

Total	$4,807	$5,470	$(663)	(12)%	$13,578	$21,929	$(8,351)	(38)%

Gross Profit (as % of related revenue components):
Service	61%	59%			57%	55%
Subscription	44%	56%			50%	56%
License	96%	97%			96%	98%
Total	69%	74%			69%	78%

The increase in service gross profit as a percentage of revenue for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, was due primarily to higher billable rates under our agreement with the Central Banks.

The decrease in subscription gross profit as a percentage of revenue for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, was due primarily to higher contractor costs to support new Digimarc Guardian customers.

The decrease in license gross profit for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, was due primarily to the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014, partially offset by the $1.0 million license fee payment from Verance in the third quarter of 2014.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of service revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

We anticipate operating expenses will be higher in 2014 than 2013, reflecting the full-year impact of the continued investment in our product development and sales growth initiatives, partially offset by lower legal costs due to the completion of licensing audits in 2013 and the arbitration with IV in January 2014.

Sales and marketing

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Increase	Percent Increase
Sales and marketing	$1,999	$1,482	$517	35%	$5,930	$4,322	$1,608	37%
Sales and marketing (as % of total revenue)	29%	20%			30%	15%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, reflects the full-year impact of the continued investment in our sales growth initiatives.

We anticipate sales and marketing expenses will be higher in 2014 than 2013 as we continue to invest in our sales growth initiatives.

Research, development and engineering

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Increase	Percent Increase
Research, development and engineering	$3,499	$3,277	$222	7%	$10,449	$8,824	$1,625	18%
Research, development and engineering (as % of total revenue)	51%	44%			53%	31%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in multi-spectral analyses, machine learning, barcodes, QR codes, fingerprinting, and other content identification technologies;

•	metadata ranking algorithms for matching Internet file content against reference database; and

•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	deliver the Digimarc Barcode;

•	maintaining the Digimarc Discover ID Manager to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, reflects the full-year impact of the continued investment in our product development initiatives.

We anticipate research, development and engineering expenses will be higher in 2014 than 2013 as we continue to invest in our research and product development initiatives.

General and administrative

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)
General and administrative	$2,183	$2,456	$(273)	(11)%	$6,929	$6,990	$(61)	(1)%
General and administrative (as % of total revenue)	32%	33%			35%	25%

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

The decrease in general and administrative expenses for the three-month period ended September 30, 2014, compared to the corresponding three-month period ended September 30, 2013, was primarily due to the completion of licensing audits in 2013.

General and administrative expenses were essentially flat for the nine-month period ended September 30, 2014, compared to the corresponding nine-month period ended September 30, 2013.

We anticipate general and administrative expenses will be lower in 2014 than 2013, reflecting lower legal costs due to the completion of licensing audits in 2013 and the arbitration with IV in January 2014. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Increase	Percent Increase
Intellectual property	$366	$278	$88	32%	$1,287	$816	$471	58%
Intellectual property (as % of total revenue)	5%	4%			7%	3%

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

The increase in intellectual property expense for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, reflects full-year impact of the continued investment in our intellectual property development and marketing efforts and a third party intellectual property valuation and marketing study in the first quarter of 2014.

We anticipate intellectual property expenses will be higher in 2014 than 2013 as we continue to invest in our intellectual property development and marketing efforts.

Stock-based compensation expense

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Increase	Percent Increase
Cost of revenue	$131	$78	$53	68%	$402	$374	$28	7%
Sales and marketing	187	103	84	82%	504	298	206	69%
Research, development and engineering	363	278	85	31%	1,083	766	317	41%
General and administrative	688	529	159	30%	1,844	1,595	249	16%
Intellectual property	85	62	23	37%	252	186	66	35%

Total	$1,454	$1,050	$404	38%	$4,085	$3,219	$866	27%

The increase in total stock-based compensation expense for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, was primarily due to higher headcount and the timing of restricted stock grants. We anticipate incurring an additional $11.0 million in stock-based compensation expense through September 2018 for awards outstanding as of September 30, 2014.

Other income, net

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)
Other income, net	$3	$33	(30)	(91)%	$50	$81	(31)	(38)%
Other income, net (as % of total revenue)	*	*			*	*

*	Less than 1%

The decrease in other income, net for the three- and nine-month periods ended September 30, 2014, compared to the corresponding three- and nine-month periods ended September 30, 2013, was primarily due to losses on foreign currency and lower interest income, due to a combination of lower cash balances and interest rates on cash and investments.

Provision for Income Taxes

The provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2014 and 2013 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the nine-months ended September 30, 2014 and 2013 was 39% and 26%, respectively. The valuation allowance against net deferred tax assets as of September 30, 2014 was $527, an increase of $156 from $371 as of December 31, 2013.

We continually assess the applicability of a valuation allowance. Based upon the positive and negative evidence available as of September 30, 2014, and due to Attributor’s history of losses and the inability to utilize Attributor losses to offset Digimarc income for state tax purposes, we concluded that it is not more likely than not that the Attributor state deferred tax assets will be realized, and a full valuation allowance has been recorded on the state deferred tax assets of Attributor.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
Working capital	$25,456	$31,380
Current (liquidity) ratio (1)	7.8:1	6.4:1
Cash, cash equivalents and short-term marketable securities	$21,785	$29,662
Long-term marketable securities	$2,951	$5,302
Total cash, cash equivalents and all marketable securities	$24,736	$34,964

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $10.2 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;

•	investments in both equipment and patent assets;

•	purchases of common stock to satisfy required tax withholding obligations on restricted stock vesting; and

•	payment of dividends; partially offset by

•	cash flows provided by the net maturity of marketable securities; and

•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include pre-refunded municipal bonds, corporate notes, certificates of deposit, commercial paper and U.S. federal agency notes. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

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

Operating Cash Flow

The components of operating cash flows were:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar (Decrease)	Percent (Decrease)
Net income (loss)	$(6,651)	$778	$(7,429)	(955)%
Non-cash items	2,822	4,849	(2,027)	(42)%
Changes in operating assets and liabilities	(2,077)	(962)	(1,115)	(116)%

Net cash provided by (used in) operating activities	$(5,906)	$4,665	$(10,571)	(227)%

Cash flows from operating activities for the nine-month period ended September 30, 2014, compared to the nine-month period ended September 30, 2013, decreased by $10.6 million, reflecting a net loss versus net income, lower non-cash items and the impact of changes in operating assets and liabilities. The change in operating assets and liabilities was primarily from the generation of income taxes receivable due to net operating losses generated in the nine-month period ended September 30, 2014 that can be carried back for refund to the 2012 tax return.

Cash flows from investing activities for the nine-month period ended September 30, 2014, compared to the nine-month period ended September 30, 2013, increased by $10.4 million from ($3.2) million to $7.2 million, reflecting higher net maturities of marketable securities and lower purchases of equipment.

Cash flows used in financing activities for the nine-month period ended September 30, 2014, compared to the nine-month period ended September 30, 2013, decreased $0.9 million from $3.3 million to $2.4 million, primarily as a result of cash proceeds from stock option exercises and the suspension of quarterly dividends, partially offset by higher stock repurchases to satisfy required tax withholding obligations on restricted stock vesting.

Future Cash Expectations

In connection with our license agreement with IV, the quarterly license fee payments ended in the second quarter of 2013. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV. No profit sharing was earned from 2013 licensing activities.

In connection with our license agreement with Nielsen, the quarterly license fee payments ended in the first quarter of 2014.

We negotiated an extension to the existing license agreement with Verance for a $1.0 million license fee that was paid during the third quarter of 2014. There are no other royalties or license fees payable under the extended license agreement.

In November 2013, our Board of Directors extended our stock repurchase program, under which we have $3,998 available to purchase shares of our common stock as of September 30, 2014. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. This repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. This repurchase program expires in December 2014. We did not repurchase any common stock under our stock repurchase program during the three-month period ended September 30, 2014.

In August 2014, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any common stock under the Equity Distribution Agreement during the three-month period ended September 30, 2014.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration in place, of which $30 million was allocated for At-the-Market offerings under the Equity Distribution Agreement. We may sell shares under the Equity Distribution Agreement and/or use other financing means to raise working capital in the future to support continued investment in our product development and sales growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	revenue trends and expectations;

•	our future level of investment in our business, including investment in research, development and engineering of products and technology, development and protection of our intellectual property, sales growth initiatives and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

•	capital market conditions, including the recent economic crisis, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	the success of our acquisition of Attributor Corporation;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A of our 2013 Annual Report.

We believe that the risk factors specified above and the risk factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2013 Annual Report have not changed materially.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three-months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Our wholly owned subsidiary, Attributor, is a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (“Blue Spike”) (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012.

Blue Spike asserted infringement by Attributor of four patents. Attributor filed an answer denying that it has infringed any valid claim of the patents in suit, and asserting specified defenses, including non-infringement and invalidity. The court has consolidated the cases that Blue Spike has brought against over ninety defendants into one case, Civil Action No. 6:12-cv-00499. We settled the lawsuit with Blue Spike in October 2014. The total settlement amount is immaterial.

Item 1A.	Risk Factors

The following risk factors include changes to and supersede the risk factors previously disclosed in Part I, Item IA of our 2013 Annual Report, as updated by our quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. The risks are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.

RISKS RELATED TO OUR BUSINESS

(1) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers, the Bank for International Settlements (acting on behalf of the Central Banks), IV, Nielsen, Verance and Civolution represented approximately 81% of our revenue for the year ended December 31, 2013. Most of our revenue comes from long-term contracts generally having terms of at least three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. The agreements with some of these customers provide minimum or fixed payment obligations that have ceased, in the case of IV and Nielsen. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected. For example, in connection with our arrangement with IV, the quarterly license fee payments ended in the second quarter of 2013. We are not able to reasonably estimate the future revenue impact of any profit sharing we may earn from IV.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(2) Although we achieved profitability in prior years, we were not profitable in 2013 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and could render us unable to realize the benefit of our net deferred tax assets.

For the year ended December 31, 2012, we generated net income of $8.3 million. Our profit was primarily due to a past due royalties payment received from Verance in the first quarter of 2012 and quarterly license fee payments from IV, which ended in the second quarter of 2013. For the year ended December 31, 2013, we incurred a net loss largely due to the end of the quarterly license fee payments from IV. We have continued to incur losses in 2014 due to the end of these license fee payments and increased level of investments in our business.

Returning to and maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks and acquiring new customers for Digimarc Discover and Barcode and future licensees. Profitability will also depend on growth in revenue from our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins and profitability.

If we continue to incur operating losses, it could result in an impairment to the carrying value of our long-lived assets, including acquired intangible assets, patent assets and property, plant and equipment. We evaluate impairment of our long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding the fair value of our long-lived assets, which is largely based on projections of future financial performance. Our projections of future financial performance are largely based on historical experience, and these projections may or may not be achieved. Changes to the financial projections used in our impairment analysis could lead to an impairment of a portion or all of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price.

As of September 30, 2014, we had $5.6 million of deferred tax assets, net of a $0.5 million valuation allowance. We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. If we are unable to regain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price.

(3) We may be adversely affected by variability of contracted arrangements.

We frequently have agreed to modify the terms of contractual arrangements with our customers, partners and licensees in response to changes in circumstances underlying the original contractual arrangements, and it is likely that we will do so in the future. As a result of this practice, the terms of our contractual arrangements with our customers, partners and licensees may vary over time and, depending on the particular modification, could have a material adverse effect on our financial position, results of operations or cash flows.

Some of our customers and licensees report royalties to us based on their revenue and their interpretation and allocation of contracted royalty obligations. For example, one licensee reports profit sharing to us based on income earned, which is subject to their interpretation and allocation of revenue and expenses, which could be less favorable to us than our own interpretation. It is possible that we may not agree with the judgments of our customers on such matters, and such disagreement may lead to potential disputes and reduced revenue to us. These disputes could result in a distraction to our management and may not result in increased revenues to us but may nevertheless result in friction between us and our customers, and potentially the loss of customers, which may ultimately be harmful to our business.

(4) A significant portion of our current and potential future revenue is subject to commercial and government contracts and development of new markets that may involve unpredictable delays and other unexpected changes. Such volatility and uncertainty might limit our actual revenue in any given quarter or year.

We derive substantial portions of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our licensees participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in bookings forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue in any given quarter or year, resulting in reduced and less predictable revenue and adversely affecting profitability.

We are also expanding into new markets, which involve inherent risk and unpredictability. In recent years, particularly with the proliferation of smartphones and increased demands for enhanced security options, we have investigated other technologies that may provide attractive future opportunities, for example in the packaging and publishing markets. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the watermarking field. We also lack the size and scale typical of contractors providing products and services to the federal government. While we were in the vanguard of commercial application of digital watermarking, we are investing in but may not be as uniquely poised in these other disciplines. Accordingly, it may be difficult for us to replicate our watermarking success in other technologies we might pursue.

(5) The market for our products is highly competitive, and alternative technologies or larger companies that compete with us may be more successful than us in gaining market share, which would decrease our revenue and profits.

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

New developments are expected to continue, and discoveries by others, including current and potential competitors, possibly could render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from those products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have stronger brand recognition and greater technical, financial, marketing and political resources than we do. These attributes could enable these companies to have more success in the market than we have, either by providing better products or better pricing than we can provide. We may be unable to compete successfully against current or future participants in our market or against alternative technologies, and the competitive pressures we face could decrease our revenue and profits in the future.

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

(11) If leading companies in the retail and consumer products industries or standard-setting bodies or institutions downplay, minimize or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth.

Many of our business endeavors, including the Digimarc Barcode and our licensing of intellectual property in support of audio and video copy-control applications, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

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

(13) (a) We may not be able to adequately secure patent or other protection for our technologies.

Our business depends in part on securing protection for our proprietary technology and successfully licensing our technology to third parties. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Although we regularly apply for patents, copyrights and trademarks to protect our intellectual property, there is no guarantee that we will secure protection for any particular technology we develop. In particular, the process of securing a patent is complex and may take several years in the United States. To secure patent protection, among other things, our invention must be novel and useful, we must be the first to file a patent application, we must secure the cooperation of the inventor of the invention that is the subject of the patent and we must prepare and file the patent application with the relevant U.S. or foreign patent offices. During the process, third parties, including our competitors, can challenge and seek to limit any patent claims we seek. Even if we are successful in obtaining a patent, the scope of the patent may not be as broad as our claims in our patent application. Furthermore, patent protection throughout the world is generally established on a country-by-country basis and we may not have as much success in securing patents in foreign jurisdictions as we have experienced in the United States. We cannot assure you that pending patents will be issued or that issued patents will be valid or enforceable. Failure to secure the issuance of patents for which we have filed applications or failure to enforce patents that are issued may result in less future revenue to us.

Changes in the U.S. and foreign patent laws, or in the interpretation of existing laws, may adversely affect our ability to secure patents as well. An example includes the passage of the America Invents Act of 2011, which codifies several significant changes to the U.S. patent laws, including changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, replacing interference proceedings with derivation actions, and creating a post-grant opposition process to challenge patents after they have issued.

Even if we are successful in securing patent protection for any particular technology, patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to grow our patent portfolio, but we do not assure you that we will be able to exploit newer patents to the extent that we have our earlier patents.

Third parties may petition the U.S. Patent and Trademark Office or comparable government authorities in other jurisdictions to review and reconsider the patentability of any of our inventions claimed in our issued patents. Any such re-examination may result in one or more of our patents becoming subject to reissuance with more limited claims, or even become invalidated altogether. Such reexaminations, associated government or judicial hearings, and potentially adverse decisions may cause us increased expense and distraction, and may negatively impede any licensing discussions we are then engaged in with respect to such patents, and may adversely affect any existing licenses we have granted with respect to such patents, thus impacting adversely our revenues.

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

(b) We may not be successful in enforcing our intellectual property rights against third parties.

Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us and cause us other harm. We seek diligently to enforce our intellectual property rights. Although we devote significant resources to developing and protecting our technologies, and evaluating potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future. In the ordinary course of business, we encounter companies that we believe are infringing on our intellectual property rights. When we encounter a company that we believe is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party. If we try and are unable to negotiate a license or secure the agreement of such alleged infringing party to cease its activities, we must make decisions as to how best to enforce our intellectual property rights.

The process of negotiating a license with a third party can be lengthy, and may take months or even years in some circumstances. Even if we are successful in securing a license agreement, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur expense prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. We may incur costs in any particular period before any associated revenue stream begins, if at all. Further, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all.

If we cannot persuade a third party who we believe is infringing our technology to enter into a license with us, we may be required to consider other alternatives to enforce our rights, including commencing litigation. The decision to commence litigation over infringement of a patent is complex and may lead to several risks to us, including the following, among others:

•	the time, significant expense and distraction to management of managing such litigation;

•	the uncertainty of litigation and its potential outcomes;

•	the possibility that in the course of such litigation, the defendant may challenge the validity of our patents, which could result in a re-examination of our patents and the possibility that our patents may be limited in scope or invalidated altogether;

•	the potential that the defendant may successfully persuade a court that their technology or products do not infringe our intellectual property rights;

•	the impact of such litigation on other licensing relationships we have or seek to establish, including the timing of renewing or entering into such relationships, as applicable, as well as the terms of such relationships; and

•	adverse publicity to us or harm to relationships we have with customers or others.

Further, we are the exclusive licensee under some third-party patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured.

Also, enforcement of patent protection throughout the world is generally established on a country-by-country basis and we may not have as much success enforcing our patents in foreign jurisdictions as we have experienced in the United States. Further, in some instances, certain foreign governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Consequently, effective protection of our intellectual property rights may be unavailable or limited.

Defendants in any litigation we consider commencing may have substantially greater financial and management resources necessary to manage litigation than we have. Further, such potential defendants may also have their own substantial patent portfolio. Patent litigation can endure for years and result in millions of dollars of expenses. If our counterparties in such litigation have substantially greater resources than we have, we may not be able to withstand the time, expense or distraction of the litigation, even though we may have a better litigation position than such counterparties. In such instances we may not recover the expenses of litigation, and we may be required to enter into settlement agreements that would be adverse to us or our intellectual property portfolio. From time to time, we contemplate, and are currently contemplating, litigation against companies that we believe to be infringing upon our intellectual property. Some of these companies we know to have extremely significant cash and legal resources focused on the development and enforcement of their intellectual property portfolios. Should we commence litigation against one or more of those parties, we expect that we will be required to devote substantial resources and funds to such litigation and we may not be successful in recouping such resources.

The foregoing and other factors may cause us not to file or continue litigation against alleged infringers of our intellectual property rights, or may cause us not to file for, or pursue, patent protection for our inventive technology, in certain jurisdictions. Our failure to seek to enforce our intellectual property rights may weaken our ability to enforce our intellectual property in the future or make our efforts to license our intellectual property rights more difficult.

If we fail to protect our intellectual property rights adequately, if there are adverse changes in applicable laws, or if we become involved in litigation relating to our intellectual property rights or the intellectual property rights of others, our business could be seriously harmed. In such case, the value ascribed to our intellectual property could diminish, we may incur significant legal expenses that could harm our results of operations and our patents or other intellectual property rights may be limited or invalidated. Any of the foregoing could have a negative effect on the value of our common stock.

(c) We may be subject to infringement claims and other litigation, which could adversely affect our business.

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

(d) Governmental regulation of non-practicing patent holders may adversely affect our business.

Governmental policymakers and commercial participants have proposed reforming U.S. patent laws and regulations in a manner that may limit a patent-holder’s ability to enforce its patents against others to the extent that the holder is not practicing the subject matter of the patent at issue. The U.S. International Trade Commission has also recently taken certain actions that have been viewed as unfavorable to patentees seeking recourse in this forum. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact they may have on our business, any laws or regulations that restrict our ability to enforce our patent rights against third parties could have a material adverse effect on our business.

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

In November 2011, our Board of Directors approved a stock repurchase programs authorizing the purchase, at the discretion of management, of up to $5.0 million of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In November 2013, the program was extended through December 31, 2014. As of September 30, 2014, we had repurchased 43,293 shares under this program at an aggregate purchase price of $1.0 million. No shares were repurchased under the program for the three-month period ended September 30, 2014.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2014:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
July 1, 2014 to July 31, 2014	—	$—	—	$4.0 million
Month 2
August 1, 2014 to August 31, 2014	20,159	$24.37	—	$4.0 million
Month 3
September 1, 2014 to September 30, 2014	—	$—	—	$4.0 million

Total	20,159	$24.37	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon the vesting of restricted shares.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated effective as of November 1, 2014, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 5, 2014 (File No. 001-34108)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2014	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)