Form 10-K
period 2014-12-31
Digimarc CORP
filed 2015-02-20
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2014), was approximately $237 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 17, 2015, 8,507,800 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2015 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables may not foot due to rounding.

Digimarc Discover, Digimarc Barcode and Digimarc Guardian are registered trademarks of Digimarc Corporation. This Annual Report on Form 10-K also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed an intuitive computing platform that is intended to optimize the identification of consumer brand impressions, facilitating modern mobile-centric shopping. The platform includes means to infuse persistent digital information, “Digimarc IDs,” perceptible only to computers and digital devices, into all forms of media content, including consumer products packaging. Digimarc IDs for packaging, often referred to as “Digimarc Barcodes” facilitate remarkably faster scanning of items at retail checkout as well as improved interaction with consumers. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

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

Banknote counterfeit deterrence was the first commercially successful large scale use of our technologies. Innovations based on our existing digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, our business partners, under patent or technology licenses from us, are delivering digital watermarking solutions to track and monitor the distribution of music, images, television and movies to consumers. In November of 2007, we announced a relationship with The Nielsen Company (US) LLC (“Nielsen”) to license our patents in support of Nielsen’s industry leading television audience measurement solutions.

In October 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 of the 1,200 patents and applications held by us at the time the agreement was entered into, as noted below in the section titled “Technology and Intellectual Property.” Some of the patents exclusively licensed to IV have expired, while additional patents have been filed, bringing the total number of active patent assets licensed to IV to approximately 680.

In December 2012, we acquired Attributor Corporation (“Attributor”), a leader in protecting e-books from online piracy. Attributor’s services have been rebranded “Digimarc Guardian” and protect book revenue and authors’ rights by finding, reporting on, and assisting in removing pirated content found on the Internet.

Also in December 2012, we entered into a renewal and extension through 2024 of the Counterfeit Deterrence System Development and License Agreement with the Central Banks, with a 5 year extension option.

Financial information about geographic areas is included in Note 5 of our Notes to Consolidated Financial Statements.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from development services, subscriptions for products and services, and licensing of our technology and patents. During 2014, we generated the majority of our revenue from development services under a long-term contract with the Central Banks and license fees and royalties paid to us by Verance Corporation (“Verance”), Civolution and Nielsen. The remainder of our revenue was largely comprised of subscription fees for products and services provided to a large range of customers.

In 2014, revenue from government contracts accounted for 47% of our total revenue, and revenue generated under our contract with the Central Banks accounted for substantially all of the revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option years. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

Information about customers that accounted for 10% or more of revenue in the last three years is included in Note 5 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology and patent inventions to other solution providers. Our largest government customer is the Central Banks, with whom we have for the last 16 years been developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics. We license primarily to commercial entities who use our technology and patented inventions in the media and entertainment industry. Commercial customers use a range of solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

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

We introduced Digimarc Barcodes as a feature of Digimarc Discover in 2014. Digimarc Barcodes contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in

Automatic Data Capture and Industrial Automation markets and producer of barcode readers, in bringing the Digimarc Barcode to the market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

As part of our intellectual property marketing and patent monetization efforts, our key objectives in building relationships with potential customers and partners are to:

•	make progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing;

•	expand the scope of our license program;

•	effectively monetize our patent assets;

•	encourage large scale adoption of our technologies by industry leaders;

•	improve our financial performance;

•	increase the scale and rate of growth of our products and services business; and

•	lay a foundation for continuing innovation.

Current patent licensees include, among others, IV, Nielsen, Verance, Civolution, AlpVision SA, Monic, Signum Technologies and Verimatrix.

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

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with more than 1,200 U.S. and foreign patents and pending patent applications as of December 31, 2014. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2014 will generate a minimum of $29 million in revenue. We expect approximately $17 million of this amount to be recognized as revenue during 2015.

Some factors that lead to increased backlog include:

•	contracts with new customers;

•	renewals with current customers;

•	add-on orders with customers; and

•	contracts with longer contractual periods replacing contracts with shorter contractual periods.

Some factors that lead to decreased backlog include:

•	recognition of revenue associated with backlog currently in place;

•	contracts with shorter contractual periods replacing contracts with longer contractual periods;

•	modifications to existing contracts;

•	contract minimum payments ending; and

•	expiration of contracts with existing customers.

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

Employees

At December 31, 2014, we had 150 full-time employees, including 37 in sales, marketing, technical support and customer support; 87 in research, development and engineering, including intellectual property; and 26 in finance, administration, information technology and legal.

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

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers, the Central Banks, Verance, Civolution, Nielsen and IV represented approximately 73% of our revenue for the year ended December 31, 2014. Most of our revenue comes from long-term contracts generally having terms of at least three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. The agreements with our licensees generally provide for minimum and/or variable payment obligations. The minimum license fee payment obligations under our license agreement with IV ended in 2013 and all payment obligations under our license agreements with Nielsen and Verance ended in 2014. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(2) Although we achieved profitability in prior years, we were not profitable in 2013 or 2014 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2013 and 2014 largely due to increased level of investments in our business to support our product development and sales growth initiatives and the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013 and Nielsen in the first quarter of 2014.

Returning to and maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks and acquiring new customers for Digimarc Discover, Barcode and Guardian and future licensees. Profitability will also depend on growth in revenue from our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins and profitability.

If we continue to incur operating losses, it could result in an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment. We evaluate impairment of our long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may or may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We concluded a triggering event occurred during the fourth quarter of 2014, due to operating losses in 2013 and 2014 and a projected operating loss in 2015. Accordingly, we tested our long-lived assets for impairment as of December 31, 2014. We concluded that no impairment existed as the projected net undiscounted cash flows from our long-lived assets significantly exceeded their book value. We cannot guarantee however that our projected net undiscounted cash flows from our long-lived assets will continue to exceed their carrying value.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weight all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. We recorded a $6.8 million non-cash income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we have incurred over the last three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized.

(3) We may be adversely affected by variability of contracted arrangements.

We frequently have agreed to modify the terms of contractual arrangements with our customers, partners and licensees in response to changes in circumstances underlying the original contractual arrangements, and it is likely that we will do so in the future. For example, in the third quarter of 2014 we extended our existing patent license agreement with Verance through 2023 in effect waiving any future royalties and license fees in exchange for a $1.0 million license fee payment. As a result of this practice, the terms of our contractual arrangements with our customers, partners and licensees may vary over time and, depending on the particular modification, could have a material adverse effect on our financial position, results of operations or cash flows.

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

We are also expanding into new markets, which involve inherent risk and unpredictability. In recent years, particularly with the proliferation of smartphones and increased demands for enhanced security options, we have investigated other technologies that may provide attractive future opportunities, for example in the packaging and publishing markets. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the watermarking field. We also lack the size and scale typical of contractors providing products and services to the federal government. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned in these other disciplines. Accordingly, it may be difficult for us to replicate our watermarking success in other technologies we might pursue.

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

•

Image recognition—one or several pre-specified or learned objects or object classes that can be recognized, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene, such as Amazon Firefly or Qualcomm Vuforia, which provides a stand-alone program illustration of this function;

•	Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, used in some photo identification credentials, labels and tags;

•	Internet technologies—numerous existing and potential Internet access and search methods are competitive with Digimarc Mobile systems and the searching capabilities of Digimarc Guardian;

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

In connection with our patent licensing arrangement with IV, we granted an exclusive license to sublicense our patent assets existing at that time to IV in exchange for various strategic and financial benefits, including profit participation. We have received all of the minimum guaranteed license fees and the minimum consulting fees conclude in 2015. We may not realize any profit participation revenue from our patent licensing arrangement with IV. We have given IV control over both prosecution and enforcement of these assets. While IV can seek our assistance and has committed to pay for it, we cannot guarantee that IV will seek our assistance in prosecution, nor enforce the patents to the extent we would.

(7) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We acquired Attributor Corporation in December 2012, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of our acquisition of Attributor or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain new personnel in the future. It may not be practical for us to match the compensation some of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance or operating results. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Moreover, our business is based in large part on patented technology, which is a unique and sophisticated signal processing technology. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

(11) If leading companies in the retail and consumer products industries or standard-setting bodies or institutions downplay, minimize or reject the use of our technology, deployment may be slowed and we may be unable to achieve revenue growth.

Many of our business endeavors, including the Digimarc Barcode, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by these companies, bodies or institutions, if taken, may result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

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

Third parties may petition the U.S. Patent and Trademark Office or comparable government authorities in other jurisdictions to review and reconsider the patentability of any of our inventions claimed in our issued patents. Any such re-examination may result in one or more of our patents becoming more limited, or being invalidated altogether. Such reexaminations, post grant reviews, associated government or judicial hearings, and potentially adverse decisions may cause us increased expense and distraction, and may negatively impede any licensing discussions we are then engaged in with respect to such patents, and may adversely affect any existing licenses we have granted with respect to such patents, thus impacting adversely our revenues.

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

•

the possibility that in the course of such litigation, the defendant may challenge the validity of our patents, which could result in a re-examination or post grant review of our patents and the possibility that our patents may be limited in scope or invalidated altogether;

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

If we fail to protect our intellectual property rights adequately, if there are adverse changes in applicable laws, or if we become involved in litigation relating to our intellectual property rights or the intellectual property rights of others, our business could be seriously harmed. In such cases, the value ascribed to our intellectual property could diminish, we may incur significant legal expenses that could harm our results of operations and our patents or other intellectual property rights may be limited or invalidated. Any of the foregoing could have a negative effect on the value of our common stock.

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

Some of our business involves embedding digital watermarks in traditional and digital media, including consumer product packaging and related marketing materials, secure documents, audio, video and imagery, and licensing our intellectual property. Our revenues result from a combination of development, consulting, subscription and license fees from a variety of media identification and management applications. We launched Digimarc Discover in 2011 and the Digimarc Barcode in 2014, both of which incorporates new business and pricing models for licensing access to our online services portal. We have not fully developed revenue models for some applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

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

Our service contracts typically include provisions imposing:

•	development, delivery and installation schedules;

•	customer acceptance and testing requirements; and

•	other performance requirements.

To the extent these provisions involve performance over extended periods of time, risks of noncompliance may increase. From time to time we have experienced delays in system implementation, timely acceptance of programs, concerns regarding program performance and other contractual disputes. If we fail to meet contractual performance requirements as promised, or to successfully resolve customer disputes, we could incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Any unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results.

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

From time to time, in our normal course of business, we are a party to various legal claims, actions and complaints. For example, as part of our patent licensing program, we may bring claims or counterclaims of patent infringement to enforce our patent rights. Given the uncertain nature of litigation, we are not able to estimate the amount or range of gain or loss that could result from an outcome of litigation. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. We could incur costs in excess of any established accruals and, to the extent available, excess liability insurance. An unfavorable outcome in any legal proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The price of shares of our common stock may fluctuate as a result of changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on the price of shares of our common stock include:

•	the public’s reaction to our public disclosures;

•	actual or anticipated changes in our operating results or future prospects;

•	potential unfavorable changes from originally reported royalties by customers resulting from an audit performed by us or a third party, or self-corrected by the customer;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	impact of acquisitions on our liquidity and financial performance;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles applicable to us;

•	conditions of the industry as a result of changes in financial markets or general economic or political conditions;

•	the failure of securities analysts to cover our common stock in the future, or changes in financial estimates by analysts;

•	changes in analyst recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;

•	changes in the amount of dividends paid, if any;

•	future issuances of our common stock or the perception that future sales could occur; and

•	volatility in the equity securities market.

(22) Our common stock price may increase or decrease on material news or developments.

As a thinly-traded microcap company, volatility in the equity securities market may disproportionately cause swings in our stock price, upward and downward, on positive and negative developments. We suspect that the effects of computerized trading also exacerbate fluctuations in our stock price.

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

None.

ITEM 2: PROPERTIES

We lease our principal administrative, marketing, research, and intellectual property development facility, which is approximately 46,000 square feet in size and located in Beaverton, Oregon. In May 2010, we entered into an amendment with the landlord to extend the length of our facilities lease through August 2016.

In June 2013, we entered into a new facilities lease agreement in San Mateo, California, which is approximately 3,700 square feet in size, with a lease term through November 2016. In February 2015, we terminated this lease and entered into a facilities lease agreement for a different facility in San Mateo, California, which is approximately 5,400 square feet in size, with a lease term through March 2020.

See Note 9 of our Notes to Consolidated Financial Statements for further lease related disclosures.

ITEM 3: LEGAL	PROCEEDINGS

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Our wholly owned subsidiary, Attributor, was a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (“Blue Spike”) (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012. We settled the lawsuit with Blue Spike, and pursuant to the settlement, were dismissed with prejudice from the case in October 2014. The total settlement amount was immaterial.

ITEM 4: MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $27.75 on February 17, 2015. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by The Nasdaq Global Market.

	Year Ended December 31,
	2014		2013
	High	Low	High	Low
First quarter	$36.93	$18.97	$26.79	$20.72
Second quarter	$37.00	$28.78	$26.00	$19.05
Third quarter	$34.91	$19.90	$22.46	$18.86
Fourth quarter	$31.36	$20.04	$22.72	$17.85

At February 17, 2015, we had 227 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

During the years ended December 31, 2014, 2013 and 2012, our Board of Directors declared and paid the following dividends per common share (in thousands, except per share data):

Declaration Date	Dividend Per Common Share	Record Date	Total Amount	Payment Date
April 23, 2014	$0.11	May 5, 2014	$830	May 12, 2014
February 20, 2014	$0.11	March 3, 2014	$824	March 10, 2014
October 22, 2013	$0.11	November 4, 2013	$802	November 12, 2013
July 25, 2013	$0.11	August 5, 2013	$799	August 12, 2013
April 30, 2013	$0.11	May 13, 2013	$800	May 20, 2013
February 20, 2013	$0.11	March 4, 2013	$801	March 11, 2013
October 23, 2012	$0.11	November 6, 2012	$783	November 20, 2012
July 26, 2012	$0.11	August 10, 2012	$782	August 24, 2012
April 26, 2012	$0.11	May 11, 2012	$779	May 25, 2012

In August 2014, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales of common stock thereafter, for shares sold under the Equity Distribution Agreement. For the year ended December 31, 2014, we sold 684,215 shares under this Equity Distribution Agreement totaling $16.3 million of cash proceeds, net of commissions of $0.4 million, and paid $0.3 million in stock issuance costs.

In November 2011, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $5.0 million of shares of our common stock for a one year period through periodic open-market or private transactions at then-prevailing market prices. In November 2013, the program was extended through December 31, 2014, at which point the program ended. As of December 31, 2014, we had repurchased 43,293 shares under the extended program at an aggregate purchase price of $1.0 million.

In addition to the stock repurchase program described above, we withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2014:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
October 1, 2014 to October 31, 2014	900	$24.81	—	$4.0 million
Month 2
November 1, 2014 to November 30, 2014	16,074	$27.40	—	$4.0 million
Month 3
December 1, 2014 to December 31, 2014	—	$—	—	$0.0 million

Total	16,974	$27.26	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested in our common stock on December 31, 2009 and in each of the two indices at the closing price on that date, and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenue, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

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

The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2014, which has been derived from audited financial statements as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

Statement of Operations Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$25,658	$34,964	$44,375	$36,039	$31,150
Gross profit percentage	67%	77%	85%	81%	78%
Operating income (loss)	$(15,223)	$(2,412)	$14,594	$6,389	$6,151
Net income (loss)	$(15,820)	$(507)	$8,272	$5,656	$4,174
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(2.22)	$(0.10)	$1.16	$0.84	$0.59
Earnings (loss) per common share—diluted	$(2.22)	$(0.10)	$1.12	$0.76	$0.55
Weighted average common shares outstanding—basic (in thousands)	7,187	6,866	6,757	6,741	7,120
Weighted average common shares outstanding—diluted (in thousands)	7,187	6,866	6,989	7,430	7,623
Cash dividends declared per common share	$0.22	$0.44	$0.33	$—	$—

Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
Cash, cash equivalents and short-term marketable securities	$38,323	$29,662	$32,269	$25,663	$34,781
Long-term marketable securities	$749	$5,302	$6,787	$7,715	$11,163
Total assets	$57,416	$57,197	$57,331	$45,793	$55,765
Long-term liabilities	$203	$496	$673	$464	$525
Redeemable preferred stock	$50	$50	$50	$50	$50

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables included in this section may not foot due to rounding.

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers and digital devices can sense and recognize and to which they can react. We have developed an Intuitive Computing Platform that is intended to optimize the identification of consumer brand impressions, facilitating modern mobile-centric shopping. The Platform includes the means to infuse persistent digital information, “Digimarc IDs,” perceptible only to computers and digital devices, into all forms of media content, including consumer products packaging. Digimarc IDs for packaging, often referred to as “Digimarc Barcodes,” facilitate remarkably faster scanning of items at retail checkout as well as improved interaction with consumers. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly identify relevant data from vast amounts of media content.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products including Digimarc Discover, Digimarc Barcode and Digimarc Guardian and continue to expand our intellectual property portfolio.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related fields, with greater than 1,200 U.S. and foreign patents and pending patent applications as of December 31, 2014. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, contingencies, goodwill, income taxes, intangible assets, marketable securities, property and equipment and revenue recognition. We base our estimates on historical experience and on other assumptions we believe to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, goodwill, impairment of long-lived assets, contingencies and income taxes. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition: We account for customer arrangements that encompass multiple deliverables, such as patent licenses, professional services, software licenses, and maintenance and support fees, under ASC 605-25 “Multiple-Element Arrangements. For arrangements that include multiple deliverables, we identify and divide the deliverables into separate units of accounting at inception if certain criteria are met. We apply ASC 985 to software deliverables when relevant. The consideration for the arrangements under ASC 605-25 is allocated to the separate units of accounting using the relative selling price method.

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

Contingent consideration, if any, is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in earnings from operations.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

We test goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such reviews assess the fair value of our assets compared to their carrying value. We operate as a single reporting unit. We estimate the fair value of our single reporting unit using a market approach, which takes into account our market capitalization plus an estimated control premium.

In connection with our annual impairment test of goodwill as of June 30, 2014 and 2013, we concluded that there was no impairment as the estimated fair value of our single reporting unit substantially exceeded the carrying value.

Impairment of long-lived assets: We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of ASC 360 “Property, Plant and Equipment.” Conditions that could trigger a long-lived asset impairment assessment include, but are not limited to, a significant decrease in the market price of a long-lived asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows expected to be generated by the assets over their remaining useful life. If such assets are considered to be impaired, the impairment would be recognized in operating results at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the expected net undiscounted future cash flows to be generated by the assets over their remaining useful life and, if necessary, the fair market value of those assets.

We concluded a triggering event occurred during the fourth quarter of 2014, due to operating losses in 2013 and 2014 and a projected operating loss in 2015, and we tested our long-lived assets for impairment as of December 31, 2014. Our assessment compared the net undiscounted future cash flows that each asset group is projected to generate to the carrying value of each asset group. Key assumptions used in our impairment test included future sales of our products and services, renewal rates of existing contracts and future levels of expenses. Our analysis of projected net undiscounted future cash flows significantly exceeded the book value for these asset groups. Accordingly, we did not record any impairment charge during the year ended December 31, 2014.

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

Income taxes: We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weight all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets.

We recorded a $6.8 million non-cash income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we have incurred over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets.

We are subject to federal and state income taxes within the U.S., and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We report a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken (or expected to be taken) on a tax return. We recognize interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

Results of Operations—the Years Ended December 31, 2014 and December 31, 2013

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue:
Service	$11,727	$11,631
Subscription	6,203	5,591
License	7,728	17,742

Total revenue	25,658	34,964
Cost of revenue:
Service	5,077	5,327
Subscription	3,020	2,491
License	334	387

Total cost of revenue	8,431	8,205
Gross profit	17,227	26,759
Operating expenses:
Sales and marketing	7,974	6,144
Research, development and engineering	13,711	12,274
General and administrative	8,972	9,624
Intellectual property	1,793	1,129

Total operating expenses	32,450	29,171

Operating loss	(15,223)	(2,412)

Other income, net	55	109

Loss before income taxes	(15,168)	(2,303)
(Provision) benefit for income taxes	(652)	1,796

Net loss	$(15,820)	$(507)

	Year Ended December 31, 2014	Year Ended December 31, 2013
	Percentages are percent of revenue
Revenue:
Service	46%	33%
Subscription	24	16
License	30	51

Total revenue	100	100
Cost of revenue:
Service	20	15
Subscription	12	7
License	1	1

Total cost of revenue	33	23
Gross profit	67	77
Operating expenses:
Sales and marketing	31	18
Research, development and engineering	53	35
General and administrative	35	27
Intellectual property	7	3

Total operating expenses	126	83

Operating loss	(59)	(7)

Other income, net	—	—

Loss before income taxes	(59)	(7)
(Provision) benefit for income taxes	(3)	5

Net loss	(62)%	(1)%

Summary

In 2013, we increased the level of our investments in our product development and sales growth initiatives, primarily through hiring additional engineering and sales personnel. These initiatives included developing and marketing Digimarc Discover, Digimarc Barcode and other aspects of our Intuitive Computing Platform as well as further developing our retained patent assets and exploring strategic opportunities in the mobile payments market. In 2014, we continued these investments and made additional investments to expand our sales organization and expand the Digimarc Guardian product offering.

Total revenue decreased 27% to $25.7 million in 2014 from $35.0 million in 2013 primarily due to the scheduled completion of the quarterly license fee payments from Intellectual Ventures (“IV”) in the second quarter of 2013 and from The Nielsen Company (“Nielsen”) in the first quarter of 2014.

Total operating expenses increased 11% to $32.5 million from $29.2 million in 2013 primarily reflecting the full-year impact of the continued investments in our product development and sales growth initiatives.

Revenue

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$11,727	$11,631	$96	1%
Subscription	6,203	5,591	612	11%
License	7,728	17,742	(10,014)	(56)%

Total	$25,658	$34,964	$(9,306)	(27)%

Revenue (as % of total revenue):
Service	46%	33%
Subscription	24%	16%
License	30%	51%

Total	100%	100%

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

The increase in service revenue was due primarily to higher billing rates under our contract with the Central Banks, partially offset by lower revenue due to timing of work with a government agency contractor.

Subscription. Subscription revenue includes subscriptions for products and services, is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue was due primarily to higher sales of our Digimarc Discover and Guardian products.

License. License revenue originates primarily from licensing our technology and patents where we receive fixed license fees and/or royalties as our income stream. The majority of our 2014 license revenue was derived from contracts with Verance Corporation (“Verance”), Civolution and Nielsen. Revenue from our licensed products have minimal associated direct costs, and thus are highly profitable.

The decrease in license revenue was due primarily to the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014 and lower reported quarterly royalties from other licensees, partially offset by a $1.0 million license fee payment from Verance in the third quarter of 2014 to extend an existing license through 2023 in effect waiving any future royalties and license fees.

Revenue by geography

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Decrease	Percent Decrease
Revenue by geography:
Domestic	$9,596	$18,857	$(9,261)	(49)%
International	16,062	16,107	(45)	(0)%

Total	$25,658	$34,964	$(9,306)	(27)%

Revenue (as % of total revenue):
Domestic	37%	54%
International	63%	46%

Total	100%	100%

The decrease in domestic revenue was primarily the result of the scheduled completion of the quarterly license fee payments from IV and Nielsen in the second quarter of 2013 and first quarter of 2014, respectively.

The decrease in international revenue was primarily due to lower reported quarterly royalties from an international licensee, partially offset by higher billing rates under our contract with the Central Banks.

We anticipate revenue in 2015 will be reasonably consistent with 2014 reflecting the end of license payments from Verance and Nielsen, offset by growth in revenues from our Digimarc Discover, Barcode and Guardian products and higher service revenue.

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

•	amortization of existing technology acquired in the Attributor acquisition;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs for any software and/or patents licensed from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross profit

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$6,650	$6,304	$346	5%
Subscription	3,183	3,100	83	3%
License	7,394	17,355	(9,961)	(57)%

Total	$17,227	$26,759	$(9,532)	(36)%

Gross Profit (as % of related revenue component):
Service	57%	54%
Subscription	51%	55%
License	96%	98%
Total	67%	77%

The decrease in total gross profit was due primarily to lower license revenue due to the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013 and from Nielsen in the first quarter of 2014.

The increase in service gross profit as a percentage of service revenue was due primarily to higher billable rates under our contract with the Central Banks.

The decrease in subscription gross profit as a percentage of subscription revenue was due primarily to higher contractor costs to support new Digimarc Guardian customers.

The decrease in license gross profit as a percentage of license revenue was due primarily to lower license revenue.

We anticipate gross profit and gross profit as a percentage of revenue to be lower in 2015 than 2014 reflecting lower projected license revenue partially offset by higher projected service and subscription revenue.

Operating expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

We anticipate operating expenses will be lower in 2015 than 2014 primarily due to lower research, development and engineering, general and administrative and intellectual property expenses, partially offset by higher sales and marketing expenses.

Sales and marketing

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase	Percent Increase
Sales and marketing	$7,974	$6,144	$1,830	30%
Sales and marketing (as % of total revenue)	31%	18%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses primarily reflects the full-year impact of our continued investments in our sales growth initiatives, resulting in:

•	increased headcount and compensation-related expenses of $1.4 million;

•	increased travel expenses of $0.2 million; and

•	increased allocation of facilities and information technology costs of $0.2 million.

We anticipate sales and marketing expenses in 2015 will be higher than 2014 due to expansion of our sales organization in support of Digimarc Discover, Barcode and Guardian.

Research, development and engineering

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase	Percent Increase
Research, development and engineering	$13,711	$12,274	$1,437	12%
Research, development and engineering (as % of total revenue)	53%	35%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in multi-spectral analyses, machine learning, barcodes, QR codes, fingerprinting, and other content identification technologies;

•	metadata ranking algorithms for matching Internet file content against reference database; and

•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	deliver and enhance the Digimarc Barcode;

•	maintaining the Digimarc Discover ID Manager to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses primarily reflects the full-year impact of our continued investments in our product development initiatives, resulting in:

•	increased headcount and compensation-related expenses of $1.5 million; partially offset by

•	decreased recruiting costs of $0.2 million.

We anticipate research, development and engineering expenses in 2015 will be lower than 2014 as we transition from research and development to market development and delivery of Digimarc Discover and Barcode.

General and administrative

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Decrease	Percent Decrease
General and administrative	$8,972	$9,624	$(652)	(7)%
General and administrative (as % of total revenue)	35%	28%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in costs of revenue, sales and marketing, research, development and engineering and intellectual property.

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

The decrease in general and administrative expenses resulted primarily from:

•

decreased legal fees of $0.7 million due to the completion of the licensing audit of IV in January 2014, partially offset by legal fees associated with the litigation and settlement with Blue Spike in October 2014;

•	decreased accounting and tax fees of $0.2 million associated with the acquisition of Attributor that were incurred in 2013;

•	decreased allocation of $0.1 million of facilities and information technology costs; partially offset by

•	increased stock-based compensation expenses of $0.3 million largely due to the timing of restricted stock grants; and

•	lower expenses in 2013 resulting from the reversal of $0.2 million liability for contingent merger consideration related to the acquisition of Attributor.

We anticipate general and administrative expenses will be lower in 2015 than 2014, reflecting lower legal costs due to the completion of the licensing audit of IV and litigation with Blue Spike. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase	Percent Increase
Intellectual property	$1,793	$1,129	$664	59%
Intellectual property (as % of total revenue)	7%	3%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	consulting costs related to marketing our intellectual property portfolio;

•	charges to write-off previously capitalized patent costs for patent assets we abandon; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to IV that are allocated to cost of revenue.

The increase in intellectual property expenses resulted primarily from:

•	increased headcount and compensation-related expenses of $0.2 million;

•	increased consulting expenses of $0.2 million related to a intellectual property marketing study; and

•	increased write-off for patent assets we abandoned of $0.2 million.

We anticipate intellectual property expenses will be lower in 2015 than 2014 as a result of no intellectual property marketing study planned for 2015.

Stock-based compensation

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase	Percent Increase
Cost of revenue	$545	$533	$12	2%
Sales and marketing	674	422	252	60%
Research, development and engineering	1,406	1,116	290	26%
General and administrative	2,454	2,183	271	12%
Intellectual property	324	248	76	31%

Total	$5,403	$4,502	$901	20%

The increase in total stock-based compensation was primarily due to higher headcount and the timing of restricted stock grants. We anticipate incurring an additional $11.2 million in stock-based compensation expense through February 2019 for awards outstanding as of December 31, 2014.

Other income, net

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Decrease	Percent Decrease
Other income, net	$55	$109	$(54)	(50)%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

The decrease in other income, net was primarily due to losses on foreign currency and lower interest income, due to a combination of lower investment balances and lower interest rates on investments.

Provision (benefit) for income taxes

The provision (benefit) for income taxes reflects current tax, deferred tax and withholding tax in certain foreign jurisdictions.

For the year ended December 31, 2014, we recognized an income tax provision of $0.7 million on a pretax loss of $15.2 million, resulting in an effective tax rate of (4%). The income tax provision included a $6.8 million non-cash charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets. A full valuation allowance was recorded largely due to the cumulative loss we have incurred over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

Our revenue decreased 21% to $35.0 million in 2013 from 2012 primarily as a result of the $8.0 million past due royalties payment received from Verance in the first quarter of 2012 and the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013. The comparative decline was partially offset by increased subscription revenue due to a full year of Attributor’s operations in 2013 and higher service revenue from the Central Banks.

Total operating expense increased primarily as a result of hiring additional engineering and sales personnel as we accelerated our product development and sales growth initiatives as well as the impact of a full year of Attributor’s operations in 2013 and related acquisition and integration costs.

Revenue

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$11,631	$10,792	$839	8%
Subscription	5,591	1,481	4,110	278%
License	17,742	32,102	(14,360)	(45)%

Total	$34,964	$44,375	$(9,411)	(21)%

Revenue (as % of total revenue):
Service	33%	24%
Subscription	16%	3%
License	51%	72%

Total	100%	100%

The increase in service revenue was due primarily to higher billing rates under our new contract with the Central Banks, partially offset by suspension of operations in the joint ventures in the first quarter of 2012.

The increase in subscription revenue was due primarily to a full year of Attributor’s operations in 2013.

The decrease in license revenue was due primarily to the $8.0 million past due royalties payment received from Verance the first quarter of 2012 and the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013.

Revenue by geography

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$18,857	$30,736	$(11,879)	(39)%
International	16,107	13,639	2,468	18%

Total	$34,964	$44,375	$(9,411)	(21)%

Revenue (as % of total revenue):
Domestic	54%	69%
International	46%	31%

Total	100%	100%

The decrease in domestic revenue was primarily the result of the $8.0 million past due royalties payment received from Verance, the scheduled completion of the quarterly license fee payments from IV and the suspension of operations in the joint ventures, partially offset by a full year of Attributor’s operations in 2013 and an increase in government agency related work in 2013.

The increase in international revenue was due primarily to a full year of Attributor’s operations in 2013 and higher billing rates under our new contract with the Central Banks.

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

The decrease in total gross profit was due primarily to the receipt of the $8.0 million past due royalties payment from Verance in the first quarter of 2012 and the scheduled completion of the quarterly license fee payments from IV in the second quarter of 2013, partially offset by a full year of Attributor’s operations in 2013.

The increase in service gross profit as a percentage of service revenue resulted primarily from higher billing rates under our new contract with the Central Banks and a favorable change in service revenue mix.

The decrease in subscription gross profit as a percentage of subscription revenue resulted primarily from the impact of a full year of Attributor’s operations in 2013, which has a higher cost component than other subscriptions.

The decrease in license gross profit as a percentage of license revenue was due primarily to lower license revenue.

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

•	increased recruiting expenses of $0.3 million related to increased hiring in 2013; and

•	increased contract labor and professional fees of $0.3 million related to our product development initiatives.

General and administrative

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase	Percent Increase
General and administrative	$9,624	$9,457	$167	2%
General and administrative (as % of total revenue)	28%	21%

The increase in general and administrative expenses resulted primarily from:

•	increased expenses of $0.8 million related to a full year of Attributor’s operations in 2013;

•	increased accounting and tax fees of $0.2 million associated with the Attributor acquisition, partially offset by

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

Intellectual property expenses remained relatively consistent.

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

The decrease in other income, net was primarily due to lower interest income due to a combination of lower investment balances and lower interest rates on investments, and losses on foreign currency.

Provision (benefit) for income taxes

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

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013
Working capital	$40,440	$31,380
Current (liquidity) ratio (1)	9.0:1	6.4:1
Cash, cash equivalents and short-term marketable securities	$38,323	$29,662
Long-term marketable securities	$749	$5,302
Total cash, cash equivalents and all marketable securities	$39,072	$34,964

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $4.1 million increase in cash, cash equivalents and marketable securities at December 31, 2014 from December 31, 2013 resulted primarily from:

•	proceeds from the issuance of common stock; and

•	proceeds from stock option exercises; partially offset by

•	cash used in operations;

•	purchases of common stock to satisfy required tax withholding obligations on exercise of stock options and restricted stock vesting;

•	net purchases of marketable securities;

•	payment of dividends; and

•	investments in both property and equipment and patent assets.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include corporate notes, pre-refunded municipal bonds, money market funds and certificates of deposits. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

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

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(15,820)	$(507)	$(15,313)	3020%
Non-cash items	9,779	4,575	5,204	114%
Changes in operating assets and liabilities	(692)	(595)	(97)	16%

Net cash provided by (used in) operating activities	$(6,733)	$3,473	$(10,206)	(294)%

	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net income (loss)	$(507)	$8,272	$(8,779)	(106)%
Non-cash items	4,575	7,708	(3,133)	(41)%
Changes in operating assets and liabilities	(595)	(379)	(216)	57%

Net cash provided by operating activities	$3,473	$15,601	$(12,128)	(78)%

Cash flows from operating activities in 2014 compared to 2013 decreased by $10.2 million primarily as the result of a higher net loss; partially offset by the increase in non-cash items primarily the result of a $6.8 million income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets.

Cash flows provided by operating activities in 2013 compared to 2012 decreased by $12.1 million primarily as the result of a net loss in 2013 compared to net income in 2012 and lower non-cash items.

Cash flows from investing activities

Cash flows used in investing activities in 2014 compared to 2013 increased by $2.7 million from $1.7 million to $4.4 million. The increase was primarily the result of higher net purchases of marketable securities.

Cash flows used in investing activities in 2013 compared to 2012 decreased by $8.0 million from $9.7 million to $1.7 million. The decrease was primarily the result of the acquisition of Attributor in December 2012 and higher net maturities of marketable securities, partially offset by higher purchases of property and equipment.

Cash flows from financing activities

Cash flows from financing activities in 2014 compared to 2013 increased $18.2 million from $4.8 million of cash used to $13.4 million of cash provided. The increase was primarily the result of cash proceeds from the issuance of common stock, net of issuance costs, proceeds from stock option exercises and the suspension of quarterly dividends, partially offset by higher stock repurchases to satisfy required tax withholding obligations on restricted stock vesting.

Cash flows used in financing activities in 2013 compared to 2012 increased $2.4 million from $2.4 million to $4.8 million. The increase was primarily the result of lower excess tax benefits generated on stock-based awards and higher cash dividends paid, partially offset by lower purchases of common stock.

Future cash expectations

In connection with our license agreement with IV, the quarterly license fee payments ended in the second quarter of 2013. We are not able to estimate the future cash flow impact of any profit sharing we may earn from IV. No profit sharing was earned from 2013 or 2012 licensing activities.

In connection with our license agreement with Nielsen, the quarterly license fee payments ended in the first quarter of 2014.

We negotiated an extension to the existing license agreement with Verance for a $1.0 million license fee that was paid during the third quarter of 2014. There are no other royalties or license fees payable under the extended license agreement.

In August 2014, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC receives from us a commission equal to 2.50% of the gross sales of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of December 31, 2014, we had sold 684,215 shares under this Equity Distribution Agreement totaling $16.3 million of cash proceeds, net of commissions of $0.4 million, and paid $0.3 million in stock issuance costs.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $30 million was allocated, and $13.3 million remains available, for future sale under the Equity Distribution Agreement. We may sell shares under the Equity Distribution Agreement and/or use other financing means to raise working capital in the future, if necessary, to support continued investment in our product development and sales growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2014:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total operating lease obligations	$1,943	$1,116	$822	$5	$—

We cannot make a reasonably reliable estimate of the period of potential cash settlement of our unrecognized tax benefits of $0.3 million and, therefore have not included the unrecognized tax benefits in the table of contractual obligations as of December 31, 2014.

Off-Balance Sheet Arrangements

Other than the contractual obligations noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2014, we had an investment portfolio of corporate notes, pre-refunded municipal bonds, money market funds and certificate of deposits, including those classified as cash equivalents, and short- and long-term marketable securities, totaling $38.3 million. The original maturities of our investment portfolio range from 32 to 1,095 plus days with an average interest rate of 0.32%. If market interest rates were to decrease immediately and uniformly by 10% from levels as of December 31, 2014, the decline of the fair market value of the fixed income portfolio would not be material.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this evaluation, management has concluded that internal control over financial reporting was effective as of the end of the period covered by this Form 10-K based on those criteria.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited Digimarc Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 20, 2015

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2015 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Management,” “Report of the Governance and Nominating Committee of the Board of Directors—Audit Committee,” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(iii)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

DIGIMARC CORPORATION

Date: February 20, 2015	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 20, 2015

/S/ CHARLES BECK Charles Beck	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2015

Peter W. Smith	Director

/S/ JAMES T. RICHARDSON James T. Richardson	Director	February 20, 2015

/S/ WILLIAM J. MILLER William J. Miller	Director	February 20, 2015

/S/ BERNARD WHITNEY Bernard Whitney	Director	February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 20, 2015

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,122	$3,811
Marketable securities	32,201	25,851
Trade accounts receivable, net	4,545	5,838
Other current assets	2,611	1,658

Total current assets	45,479	37,158
Marketable securities	749	5,302
Property and equipment, net	2,976	2,395
Intangibles, net	6,720	6,709
Goodwill	1,114	1,114
Deferred tax assets, net	—	3,949
Other assets	378	570

Total assets	$57,416	$57,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,379	$1,560
Deferred revenue	3,660	4,218

Total current liabilities	5,039	5,778
Deferred rent and other long-term liabilities	203	496

Total liabilities	5,242	6,274
Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500,000 authorized, 10,000 shares issued and outstanding at December 31, 2014 and 2013)	50	50
Common stock (par value $0.001 per share, 50,000,000 authorized, 8,427,239 and 7,401,072 shares issued and outstanding at December 31, 2014 and 2013, respectively)	8	7
Additional paid-in capital	60,222	41,498
Retained earnings (accumulated deficit)	(8,106)	9,368

Total shareholders’ equity	52,174	50,923

Total liabilities and shareholders’ equity	$57,416	$57,197

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue:
Service	$11,727	$11,631	$10,792
Subscription	6,203	5,591	1,481
License	7,728	17,742	32,102

Total revenue	25,658	34,964	44,375
Cost of revenue:
Service	5,077	5,327	5,917
Subscription	3,020	2,491	355
License	334	387	236

Total cost of revenue	8,431	8,205	6,508
Gross profit	17,227	26,759	37,867
Operating expenses:
Sales and marketing	7,974	6,144	3,827
Research, development and engineering	13,711	12,274	8,741
General and administrative	8,972	9,624	9,457
Intellectual property	1,793	1,129	1,248

Total operating expenses	32,450	29,171	23,273

Operating income (loss)	(15,223)	(2,412)	14,594
Net loss from joint ventures	—	—	(1,107)
Other income, net	55	109	179

Income (loss) before income taxes	(15,168)	(2,303)	13,666
(Provision) benefit for income taxes	(652)	1,796	(5,394)

Net income (loss)	$(15,820)	$(507)	$8,272

Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(2.22)	$(0.10)	$1.16
Earnings (loss) per common share—diluted	$(2.22)	$(0.10)	$1.12
Weighted average common shares outstanding—basic	7,187	6,866	6,757
Weighted average common shares outstanding—diluted	7,187	6,866	6,989
Cash dividends declared per common share	$0.22	$0.44	$0.33

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	10,000	50	7,008,031	7	34,511	7,149	41,717
Exercise of stock options	—	—	172,250	—	—	—	—
Issuance of restricted common stock	—	—	202,340	—	—	—	—
Forfeiture of restricted common stock	—	—	(12,300)	—	—	—	—
Purchase and retirement of common stock	—	—	(201,962)	—	(3,100)	—	(3,100)
Stock-based compensation	—	—	—	—	5,414	—	5,414
Tax impact from stock-based awards	—	—	—	—	3,044	—	3,044
Net income	—	—	—	—	—	8,272	8,272
Cash dividends declared	—	—	—	—	—	(2,344)	(2,344)

BALANCE AT DECEMBER 31, 2012	10,000	50	7,168,359	7	39,869	13,077	53,003
Exercise of stock options	—	—	42,050	—	—	—	—
Issuance of restricted common stock	—	—	388,190	—	—	—	—
Forfeiture of restricted common stock	—	—	(88,633)	—	—	—	—
Purchase and retirement of common stock	—	—	(108,894)	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	4,639	—	4,639
Tax impact from stock-based awards	—	—	—	—	(1,188)	—	(1,188)
Net loss	—	—	—	—	—	(507)	(507)
Cash dividends declared	—	—	—	—	—	(3,202)	(3,202)

BALANCE AT DECEMBER 31, 2013	10,000	50	7,401,072	7	41,498	9,368	50,923
Issuance of common stock, net of issuance costs	—	—	684,215	1	15,988	—	15,989
Exercise of stock options	—	—	202,284	—	1,487	—	1,487
Issuance of restricted common stock	—	—	282,700	—	—	—	—
Forfeiture of restricted common stock	—	—	(37,948)	—	—	—	—
Purchase and retirement of common stock	—	—	(105,084)	—	(2,392)	—	(2,392)
Stock-based compensation	—	—	—	—	5,580	—	5,580
Tax impact from stock-based awards	—	—	—	—	(1,939)	—	(1,939)
Net loss	—	—	—	—	—	(15,820)	(15,820)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)

BALANCE AT DECEMBER 31, 2014	10,000	$50	8,427,239	$8	$60,222	$(8,106)	$52,174

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(15,820)	$(507)	$8,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	974	742	600
Amortization and write-off of intangibles	1,340	1,247	385
Increase (decrease) in allowance for doubtful accounts	(23)	45	—
Gain on reversal of contingent merger consideration	—	(190)	—
Stock-based compensation	5,403	4,502	5,256
Net loss from joint ventures	—	—	1,107
Deferred income taxes	2,085	(715)	(284)
Tax benefit (expense) from stock-based awards	—	(855)	3,688
Excess tax benefit from stock-based awards	—	(201)	(3,044)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,316	(1,667)	(187)
Other current assets	(1,028)	(342)	219
Other assets	192	(404)	201
Accounts payable and other liabilities	(635)	124	(228)
Deferred revenue	(537)	1,694	(384)

Net cash provided by (used in) operating activities	(6,733)	3,473	15,601
Cash flows from investing activities:
Purchase of property and equipment	(1,399)	(1,644)	(570)
Capitalized patent costs and purchased intellectual property	(1,190)	(1,098)	(1,170)
Investments in joint ventures, net	—	—	(692)
Business acquisitions, net of cash acquired	—	—	(5,092)
Sale or maturity of marketable securities	78,174	55,627	144,214
Purchase of marketable securities	(79,971)	(54,590)	(146,444)

Net cash used in investing activities	(4,386)	(1,705)	(9,754)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	15,989	—	—
Exercise of stock options	1,487	—	—
Purchase of common stock	(2,392)	(1,822)	(3,100)
Cash dividends paid	(1,654)	(3,202)	(2,344)
Excess tax benefit from stock-based awards	—	201	3,044

Net cash provided by (used in) financing activities	13,430	(4,823)	(2,400)

Net increase (decrease) in cash and cash equivalents	2,311	(3,055)	3,447
Cash and cash equivalents at beginning of period	3,811	6,866	3,419

Cash and cash equivalents at end of period	$6,122	$3,811	$6,866

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$(263)	$46	$1,819
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to fixed assets and patent costs	$177	$137	$108

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company has developed an intuitive computing platform that is intended to optimize the identification of consumer brand impressions, facilitating modern mobile-centric shopping. The platform includes means to infuse persistent digital information, “Digimarc IDs,” perceptible only to computers and digital devices, into all forms of media content, including consumer products packaging. Digimarc IDs for packaging, often referred to as “Digimarc Barcodes” facilitate remarkably faster scanning of items at retail checkout as well as improved interaction with consumers. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. The Company’s technology permits computers and digital devices to quickly and reliably identify all forms of media content.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires Digimarc to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, goodwill, impairment of long-lived assets, contingencies and income taxes. Digimarc bases its estimates on historical experience and on other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include primarily money market securities, corporate notes and certificates of deposits totaling $5,344 and $2,443 at December 31, 2014 and 2013, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one year from the balance sheet date to be short-term marketable securities. Both short- and long-term marketable

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

securities primarily include corporate notes, pre-refunded municipal bonds and certificates of deposits. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2014 and 2013, respectively, was as follows:

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,556	$—	$—	$3,556
Corporate notes	—	19,245	—	19,245
Pre-refunded municipal bonds (1)	—	13,317	—	13,317
Certificates of deposits	—	2,176	—	2,176

Total	$3,556	$34,738	$—	$38,294

December 31, 2013	Level 1	Level 2	Level 3	Total
Money market securities	$2,343	$—	$—	$2,343
Pre-refunded municipal bonds (1)	—	29,268	—	29,268
Corporate notes	—	1,180	—	1,180
U.S. federal agency notes	—	331	—	331
Certificates of deposits	—	321	—	321
Other municipals	—	153	—	153

Total	$2,343	$31,253	$—	$33,596

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2014 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Maturities	$38,294	$37,545	$749	$—	$—

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

Contingencies

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

Contingent consideration, if any, is recorded at the acquisition date based upon the estimated fair value of the contingent payments. The fair value of the contingent consideration is re-measured each reporting period with any adjustments in fair value being recognized in earnings from operations.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of ASC 360 “Property, Plant and Equipment.”

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows expected to be generated by the assets over their remaining useful life. If such assets are considered to be impaired, the impairment would be recognized in operating results at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

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

Revenue Recognition

See Note 2 for detailed disclosures of the Company’s revenue recognition policy.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The fair value of restricted stock awards is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

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

The Company records valuation allowances on deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized.

The Company is subject to federal and state income taxes within the U.S., and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company reports a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken (or expected to be taken) on a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in this update permit the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently assessing the potential future impact of this standard on the financial condition or results of operations of the Company.

(2) Revenue Recognition

The Company derives its revenue primarily from professional services, subscriptions and licensing of its patent portfolio:

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

Some customer arrangements encompass multiple deliverables, such as patent licenses, professional services, software licenses, and maintenance and support fees. For arrangements that include multiple deliverables, the Company identifies separate units of accounting at inception based on the consensus reached under ASC 605-25 “Multiple-Element Arrangements,” which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The Company applies ASC 985 to software deliverables when relevant. The consideration for the arrangements under ASC 605-25 is allocated to the separate units of accounting using the relative selling price method.

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

(4) Patent Licensing Arrangement with Intellectual Ventures

On October 5, 2010, the Company entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which the Company granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, 597 patents and 288 patent applications held by the Company. As of December 31, 2014, there are approximately 640 patents and 40 patent applications exclusively licensed to IV.

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

The financial aspects of the IV agreement for the Company include:

•	a license fee of $36 million, paid to the Company in increasing quarterly installments through May 2013 ($11,400 in 2011, $12,550 in 2012 and $6,775 in 2013);

•	20% of the profits generated from the IV licensing program, which profits consist of sublicensing and other monetization revenue less specified expenses, including the license fee;

•	IV assumed responsibility for approximately $1 million per year in prosecution and maintenance costs previously borne by the Company;

•	a minimum of $4 million of paid support services over five years from the Company to assist IV in maximizing the value of the licensed assets; and

•

a royalty-free grant-back license to the licensed patents to continue the Company’s existing business related to those assets, including maintaining and renewing existing patent licenses, and providing software and services.

The payment terms extended beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue was recognized when the installments were due, and the support services are recognized as the services are performed.

(5) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through licensing of intellectual property, subscriptions to various products and services, and the delivery of professional services pursuant to contracts with various customers. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Domestic	$9,596	$18,857	$30,736
International (1)	16,062	16,107	13,639

Total	$25,658	$34,964	$44,375

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Major Customers

Customers who accounted for more than 10% of the Company’s revenue are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Central Banks	47%	33%	23%
Verance Corporation (“Verance”)	12%	*	27%
IV	*	22%	30%
The Nielsen Company (“Nielsen”)	*	11%	*

*	Less than 10%

In September 2014, the Company extended the patent license agreement with Verance through 2023, in effect waiving any future royalties and license fees, in exchange for a $1.0 million license fee payment. The license fee payment was recorded as revenue upon receipt in the third quarter of 2014.

In January 2014, Nielsen made its final quarterly license fee payment under its patent license agreement.

In May 2013, IV made its final quarterly license fee payment under its patent license agreement. No profit sharing under the patent license agreement has been earned to date.

In January 2012, the Company and Verance, a longtime cash-basis customer, settled all disputes regarding breach of contract and patent infringement claims. In connection with the resolution of these matters, Verance paid the Company $8,852 for amounts due to Digimarc through December 31, 2011 and all claims between the parties were dismissed. The payment was recorded as revenue upon receipt in the first quarter of 2012.

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

There were no stock options granted during the years ended December 31, 2014, 2013 and 2012.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stock-based compensation:
Cost of revenue	$545	$533	$603
Sales and marketing	674	422	409
Research, development and engineering	1,406	1,116	840
General and administrative	2,454	2,183	3,148
Intellectual property	324	248	256

Stock compensation expense	5,403	4,502	5,256
Capitalized to fixed assets and patent costs	177	137	108

Total stock-based compensation	$5,580	$4,639	$5,364

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total unrecognized compensation costs	$11,206	$9,711	$8,333

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2014 for stock options and restricted stock over weighted average periods through February 2019 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.25 years	1.60 years

(7) Earnings Per Common Share

The Company calculates basic and diluted earnings per common share in accordance with ASC 260 “Earnings Per Share,” using the two-class method because the Company’s unvested restricted stock is a participating security since these awards contain non-forfeitable rights to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed.

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic Earnings (Loss) per Common Share:
Numerator:
Net income (loss)	$(15,820)	$(507)	$8,272
Distributed earnings to common shares	1,553	3,013	2,214
Distributed earnings to participating securities	101	189	130

Total distributed earnings	1,654	3,202	2,344
Undistributed earnings (loss) allocable to common shares	(17,474)	(3,709)	5,639
Undistributed earnings allocable to participating securities	—	—	289
Total undistributed earnings (loss)	(17,474)	(3,709)	5,928

Earnings (loss) to common shares—basic	$(15,921)	$(696)	$7,853
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,187	6,866	6,757
Basic earnings (loss) per common share	$(2.22)	$(0.10)	$1.16

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Diluted Earnings (Loss) per Common Share:
Numerator:
Earnings (loss) to common shares— basic	$(15,921)	$(696)	$7,853
Undistributed earnings allocated to participating securities	—	—	289
Undistributed earnings reallocated to participating securities	—	—	(280)

Earnings (loss) to common shares—diluted	$(15,921)	$(696)	$7,862
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	7,187	6,866	6,757
Dilutive effect of stock options	—	—	232

Weighted average common shares outstanding—dilutive	7,187	6,866	6,989
Diluted earnings (loss) per common share	$(2.22)	$(0.10)	$1.12

There were 175,000, 215,000 and 215,000 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012, respectively, as their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 216,515 and 224,193 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2014 and 2013, respectively, as the Company incurred a net loss for the period.

(8) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31, 2014	December 31, 2013
Trade accounts receivable	$4,567	$5,883
Allowance for doubtful accounts	(22)	(45)

Trade accounts receivable, net	$4,545	$5,838

Unpaid deferred revenue included in accounts receivable	$1,974	$3,319

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

Major customers

Customers who accounted for more than 10% of trade accounts receivable, net are as follows:

	December 31, 2014	December 31, 2013
Central Banks	61%	47%
Civolution	13%	10%
Nielsen	*	20%

*	Less than 10%

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

	December 31, 2014	December 31, 2013
Office furniture and fixtures	$845	$762
Software	1,312	311
Equipment	3,072	2,816
Leasehold improvements	1,198	1,137

Gross property and equipment	6,427	5,026
Less accumulated depreciation and amortization	(3,451)	(2,631)

Property and equipment, net	$2,976	$2,395

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:	Operating Leases
2015	$1,116
2016	813
2017	9
2018	5
2019	—
Thereafter	—

Total minimum lease payments	$1,943

Rent expense on the operating leases are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Rent expense	$951	$925	$776

10) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life (years)	December 31, 2014	December 31, 2013
Capitalized patent costs	17-20	$6,183	$5,157
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120

Gross intangible assets		9,453	8,427
Accumulated amortization		(2,733)	(1,718)

Intangible assets, net		$6,720	$6,709

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The aggregate amortization expense recorded in the years ended December 31, 2014, 2013 and 2012 was $1,047, $1,196 and $315, respectively. For intangible assets recorded at December 31, 2014, the estimated future aggregate amortization expense for the years ending December 31, 2015 through 2019 is approximately:

Year ending December 31:	Amortization Expense
2015	$666
2016	559
2017	518
2018	221
2019	206

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

In August 2014, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as sales agent, the Company’s common stock having an aggregate offering price of up to $30 million. For the year ended December 31, 2014, the Company sold 684,215

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

common shares at a weighted average price of $24.44 per share under this Equity Distribution Agreement totaling $16,322 of cash proceeds, net of sales commissions of $402, and paid $333 in stock issuance costs.

Stock Incentive Plan

In July 2008, the Company’s Board of Directors initially adopted the 2008 Incentive Plan, or the 2008 Plan. The 2008 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance shares, performance units, and cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

The 2008 Plan authorizes the issuance of up to 3,500,000 shares of common stock. The shares authorized under the 2008 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the 2008 Plan will consist of authorized and unissued shares or shares held by the Company as treasury shares. If an award granted under the 2008 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available for issuance under the 2008 Plan. Shares that are (i) tendered by a participant or retained by the Company as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are not issued, will again be available for issuance under the 2008 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2008 Plan.

Stock Options

As of December 31, 2014, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,479,500 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Options granted, exercised and canceled under the stock incentive plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	1,028,238	$14.23	$7.61
Granted	—	—	—
Exercised	(172,250)	$9.64	$6.29
Canceled	—	—	—

Options outstanding, December 31, 2012	855,988	$15.16	$7.88
Granted	—	—	—
Exercised	(42,050)	$9.64	$6.30
Canceled	(416)	$14.99	$8.12

Options outstanding, December 31, 2013	813,522	$15.44	$7.96
Granted	—	—	—
Exercised	(202,284)	$10.48	$6.48
Canceled	(10,000)	$24.35	$9.84

Options outstanding, December 31, 2014	601,238	$16.97	$8.42	$6,384

Options exercisable, December 31, 2014	599,676	$16.93		$6,384
Options unvested, December 31, 2014	1,562	$30.01		$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The aggregate intrinsic value is based on the closing price of $27.15 per share of Digimarc common stock on December 31, 2014, which would have been received by the optionees had all of the options with exercise prices less than $27.15 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64 – $9.91	290,822	3.87	$9.66	290,822	3.87	$9.66
$14.99 – $18.01	105,416	5.08	$15.64	105,416	5.08	$15.64
$24.35 – $30.01	205,000	5.57	$28.01	203,438	5.57	$28.00

$9.64 – $30.01	601,238	4.66	$16.97	599,676	4.66	$16.93

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

The following table reconciles the unvested balance of restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2011	296,710	$21.51
Granted	202,340	$22.51
Vested	(117,667)	$22.52
Canceled	(12,300)	$22.05

Unvested balance, December 31, 2012	369,083	$21.72
Granted	388,190	$20.15
Vested	(220,514)	$23.21
Canceled	(88,633)	$20.35

Unvested balance, December 31, 2013	448,126	$19.89
Granted	282,700	$28.79
Vested	(190,816)	$23.56
Canceled	(37,948)	$25.44

Unvested balance, December 31, 2014	502,062	$23.09

The fair value of all restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 were $5,632, $4,387, and $2,650, respectively.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

(12) Defined Contribution Plan

The Company sponsors an employee retirement savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan combines both an employee savings plan and company matching plan into one plan under Section 401(k), including a 401(k) Roth option. Employees become eligible to participate in the Plan at the beginning of the month following the employee’s hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the limitations of the Internal Revenue Code. Company matching contributions are mandatory under the Plan.

The Company made matching contributions in the aggregate amount as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Matching contributions	$511	$396	$366

(13) Joint Venture and Related Party Transactions

In June 2009, the Company entered into two joint venture agreements with Nielsen to launch two new companies: TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest). The two joint venture agreements and a revised patent license agreement expanded and replaced the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the joint venture agreements, the Company and Nielsen agreed to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

Under the terms of the revised patent license agreement, Nielsen agreed to pay Digimarc $18,750 during the period from July 2009 through January 2014, and Digimarc granted to Nielsen a non-exclusive license to Digimarc’s patents for use within Nielsen’s business. The term of the license continues until the expiration of the last patent under the license. The payment terms extended beyond the Company’s normal 30 to 60 day payment terms, thus the license revenue was recognized when the installments were due.

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

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. In connection with this plan for the suspension of operations, the joint ventures accrued estimated expenses for the first quarter’s operations and severance costs for joint venture employees. Digimarc’s share of the one-time severance and suspension costs were $500. Pursuant to the plan of suspending operations of the joint ventures with Nielsen, in April 2012 the Company received $104 of remaining cash from TVaura LLC and contributed $796 to TVaura Mobile LLC to fund both the first quarter’s operating expenses as well as the suspension related costs. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

for TVaura LLC, if any, will be paid by Digimarc. As of December 31, 2014, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

The investment in joint ventures balance was $0 as of December 31, 2014 and 2013.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
TVaura LLC:
Return of capital	$—	$—	$(104)
Revenue (1)	$—	$—	$—
TVaura Mobile LLC:
Capital contributions	$—	$—	$796
Revenue (1)	$—	$—	$272
Total:
Capital contributions, net	$—	$—	$692
Revenue (1)	$—	$—	$272

(1)	Technical and development services

Summarized financial data for TVaura LLC:

	December 31, 2014	December 31, 2013
Current assets	$—	$—
Noncurrent assets	$—	$—
Current liabilities	$—	$—
Noncurrent liabilities	$—	$—

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$—	$—	$52
Net loss from continuing operations	$—	$—	$(52)
The Company’s pro-rata share—net loss	$—	$—	$(27)
The Company’s gain on investment	$—	$—	$70

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Summarized financial data for TVaura Mobile LLC:

	December 31, 2014	December 31, 2013
Current assets	$50	$932
Noncurrent assets	$—	$—
Current liabilities	$10	$957
Noncurrent liabilities	$—	$—

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$5	$5	$2,266
Net loss from continuing operations	$(5)	$(5)	$(2,266)
The Company’s pro-rata share—net loss	$—	$—	$(1,100)
The Company’s loss on investment	$—	$—	$(50)

(14) Income Taxes

The provision (benefit) for income taxes reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were (4)%, 78% and 39%, respectively. The Company recorded a $6.8 million non-cash income tax charge during the fourth quarter of 2014 to record a full valuation allowance against deferred tax assets largely due to the cumulative loss incurred by the Company over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets. During 2014, the Company amended its 2012 federal tax return to carryback the tax loss generated in 2013 to offset the tax liability, which resulted in a tax refund of $0.2 million. The Company intends to amend its 2012 federal tax return again in 2015 to carryback all of the available tax loss generated in 2014 to offset the tax liability. The expected refund is $1.3 million.

Components of tax expense (benefit) allocated to continuing operations include the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$(3,383)	$(1,420)	$4,699
State	1	1	570
Foreign	5	5	1

Sub-total	(3,377)	(1,414)	5,270
Deferred:
Federal	3,516	(204)	97
State	508	(178)	27
Foreign	—	—	—

Sub-total	4,024	(382)	124

Total tax expense (benefit)	$647	$(1,796)	$5,394

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2014%		Year Ended December 31, 2013%		Year Ended December 31, 2012%
Income taxes computed at statutory rates	$(5,159)	34%	$(783)	34%	$4,647	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(700)	5%	(301)	13%	705	5%
Federal and state research and experimentation credits	(563)	4%	(918)	40%	(122)	(1)%
Change in valuation allowance	6,916	(46)%	187	(8)%	12	—
Transaction costs	—	—	—	—	65	1%
Impact of federal graduated rates	—	—	—	—	39	—
Other	153	(1)%	19	(1)%	48	—

Total	$647	(4)%	$(1,796)	78%	$5,394	39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Stock based compensation	$2,107	$2,305
Federal and state net operating losses	5,020	3,153
Goodwill	917	1,037
Accrued compensation	27	22
Deferred rent	109	158
Federal and state research and experimentation credits	1,404	92
AMT credit	117	—
Intangible asset differences	48	—
Other	19	33

Total gross deferred tax assets	9,768	6,800
Less valuation allowance	(7,288)	(371)

Net deferred tax assets	$2,480	$6,429

Deferred tax liabilities:
Patent expenditures	$(1,918)	$(1,695)
Fixed asset differences	(562)	(461)
Intangible asset differences	—	(233)
Other	—	(16)

Total deferred tax liabilities	$(2,480)	$(2,405)

Total net deferred tax assets	$—	$4,024

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company had a valuation allowance of $7.3 million and $0.4 million on deferred tax assets as of December 31, 2014 and 2013, respectively, an increase of $6.9 million, reflecting the full valuation allowance recorded during the year ended December 31, 2014.

In December 2012, the Company acquired 100% of the outstanding stock of Attributor in a non-taxable transaction. Due to Attributor’s history of losses and the inability to utilize Attributor losses to offset the Company’s income for state tax purposes, the Company concluded that it was not more-likely-than-not that the Attributor state deferred tax assets would be realized and a full valuation allowance was recorded on the state deferred tax assets of Attributor.

As of December 31, 2014, the Company has federal and state net operating loss carry-forwards of $19,822 and $26,982, respectively, which have a carry-forward of 10 to 20 years depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of IRC Sec. 382.

As of December 31, 2014, the Company has federal and state research and experimental tax credits of $2,731 and $357, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction and for which the benefits upon usage will be recorded in additional paid-in capital from the effects of stock options.

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, the Company recognized accrued interest and penalties associated with uncertain tax positions of $6, $3 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	$219	$108	$102
Addition for current year tax positions	58	105	6
Addition for prior year tax positions	29	6	—
Settlements with taxing authorities	—	—	—
Lapsing of statutes of limitations	—	—	—

Ending balance	$306	$219	$108

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) on the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return. The reversal of uncertain tax positions would not affect the effective tax rate due to a full valuation allowance.

The Company is subject to examination in the U.S. federal jurisdiction for the tax years 2011 through 2013 and applicable state jurisdictions for the tax years 2010 through 2013.

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

The Company’s wholly owned subsidiary, Attributor, was a defendant in a patent infringement lawsuit brought by Blue Spike, LLC (“Blue Spike”) (E.D. Texas, Civil Action No: 6:12-cv-540). The case was brought against Attributor in August 2012. The Company settled the lawsuit with Blue Spike, and pursuant to the settlement, was dismissed with prejudice from the case in October 2014. The total settlement amount was immaterial.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business.

(16) Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2014
Service revenue	$2,988	$2,716	$3,155	$2,868
Subscription revenue	1,412	1,496	1,452	1,843
License revenue	2,805	1,451	2,320	1,152

Total revenue	7,205	5,663	6,927	5,863
Total cost of revenue	2,146	1,952	2,120	2,213
Gross profit	5,059	3,711	4,807	3,650
Gross profit percent, service revenue	53%	57%	61%	56%
Gross profit percent, subscription revenue	54%	53%	44%	53%
Gross profit percent, license revenue	97%	94%	96%	93%
Gross profit percent, total	70%	66%	69%	62%
Sales and marketing	$1,879	$2,052	$1,999	$2,044
Research, development and engineering	3,546	3,404	3,499	3,262
General and administrative	2,421	2,326	2,183	2,042
Intellectual property	534	387	366	506
Operating loss	(3,321)	(4,458)	(3,240)	(4,204)
Net loss	(1,986)	(2,680)	(1,985)	(9,169)
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.29)	$(0.38)	$(0.28)	$(1.23)
Earnings (loss) per common share—diluted	$(0.29)	$(0.38)	$(0.28)	$(1.23)
Weighted average common shares outstanding—basic	7,000	7,113	7,176	7,453
Weighted average common shares outstanding—diluted	7,000	7,113	7,176	7,453

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Quarter ended:	March 31	June 30	September 30	December 31
2013
Service revenue	$2,929	$3,022	$3,030	$2,650
Subscription revenue	1,384	1,433	1,424	1,350
License revenue	5,930	6,015	2,971	2,826

Total revenue	10,243	10,470	7,425	6,826
Total cost of revenue	2,134	2,120	1,955	1,996
Gross profit	8,109	8,350	5,470	4,830
Gross profit percent, service revenue	52%	53%	59%	52%
Gross profit percent, subscription revenue	54%	59%	56%	52%
Gross profit percent, license revenue	98%	98%	97%	97%
Gross profit percent, total	79%	80%	74%	71%
Sales and marketing	$1,277	$1,563	$1,482	$1,822
Research, development and engineering	2,725	2,822	3,277	3,450
General and administrative	2,186	2,348	2,456	2,635
Intellectual property	277	261	278	313
Operating income (loss)	1,644	1,356	(2,023)	(3,390)
Net income (loss)	971	602	(795)	(1,285)
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$0.13	$0.08	$(0.12)	$(0.19)
Earnings (loss) per common share—diluted	$0.13	$0.08	$(0.12)	$(0.19)
Weighted average common shares outstanding—basic	6,838	6,850	6,860	6,913
Weighted average common shares outstanding—diluted	7,058	7,090	6,860	6,913

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

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

2.3	Agreement and Plan of Merger, dated December 3, 2012, by and among Digimarc, DA Sub Inc., a wholly owned subsidiary of Digimarc Corporation, Attributor, and Fortis Advisors LLC, as the representative for Attributor’s security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 4, 2012 (File No. 001-34108))†

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

Exhibit Number	Exhibit Description

4.3	Second Amendment of Rights Agreement, effective as of November 5, 2013, made by Digimarc Corporation and acknowledged by Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.4	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

4.5	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(4)

*10.3	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.4	Employment Agreement, effective as of November 1, 2014, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 5, 2014 (File No. 001-34108))

*10.5	Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.6	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011 and February 20, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

*10.8	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McConnell, Chamness, Knudson, Meyer and Beck (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2013 (File No. 001-34108))

10.10	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.11	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.13	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.15	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.16	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.17	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Digimarc hereby undertakes to furnish to the Securities and Exchange Commission (the “Commission”) copies of the omitted schedules and exhibits upon request by the Commission.

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