Form 10-Q
period 2015-03-31
Digimarc CORP
filed 2015-04-28
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 22, 2015, there were 8,544,154 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,064	$6,122
Marketable securities	32,031	32,201
Trade accounts receivable, net	3,620	4,545
Other current assets	2,518	2,611

Total current assets	43,233	45,479
Marketable securities	—	749
Property and equipment, net	2,895	2,976
Intangibles, net	6,692	6,720
Goodwill	1,114	1,114
Other assets	337	378

Total assets	$54,271	$57,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,473	$1,379
Deferred revenue	2,984	3,660

Total current liabilities	4,457	5,039
Deferred rent and other long-term liabilities	158	203

Total liabilities	4,615	5,242
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2015 and December 31, 2014)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 8,540 and 8,427 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	9	8
Additional paid-in capital	61,853	60,222
Accumulated deficit	(12,256)	(8,106)

Total shareholders’ equity	49,656	52,174

Total liabilities and shareholders’ equity	$54,271	$57,416

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue:
Service	$3,501	$2,988
Subscription	1,716	1,412
License	772	2,805

Total revenue	5,989	7,205
Cost of revenue:
Service	1,578	1,414
Subscription	754	649
License	84	83

Total cost of revenue	2,416	2,146
Gross profit	3,573	5,059
Operating expenses:
Sales and marketing	2,090	1,879
Research, development and engineering	3,084	3,546
General and administrative	2,206	2,421
Intellectual property	367	534

Total operating expenses	7,747	8,380

Operating loss	(4,174)	(3,321)
Other income, net	23	27

Loss before income taxes	(4,151)	(3,294)
Benefit for income taxes	1	1,308

Net loss	$(4,150)	$(1,986)

Earnings (loss) per common share:
Loss per common share—basic	$(0.52)	$(0.29)
Loss per common share—diluted	$(0.52)	$(0.29)
Weighted average common shares outstanding—basic	7,960	7,000
Weighted average common shares outstanding—diluted	7,960	7,000
Cash dividends declared per common share	$—	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	10	$50	7,401	$7	$41,498	$9,368	$50,923
Exercise of stock options	—	—	122	1	711	—	712
Issuance of restricted common stock	—	—	57	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(51)	—	(850)	—	(850)
Stock-based compensation	—	—	—	—	1,304	—	1,304
Tax impact from stock-based awards	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(1,986)	(1,986)
Cash dividends declared	—	—	—	—	—	(824)	(824)

BALANCE AT MARCH 31, 2014	10	$50	7,522	$8	$42,735	$6,558	$49,351

BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Exercise of stock options	—	—	45	1	873	—	874
Issuance of restricted common stock	—	—	90	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—
Purchase and retirement of common stock	—	—	(17)	—	(496)	—	(496)
Stock-based compensation	—	—	—	—	1,254	—	1,254
Net loss	—	—	—	—	—	(4,150)	(4,150)

BALANCE AT MARCH 31, 2015	10	$50	8,540	$9	$61,853	$(12,256)	$49,656

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(4,150)	$(1,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	328	231
Amortization and write-off of intangibles	277	308
Changes in allowance for doubtful accounts	10	(7)
Stock-based compensation	1,217	1,259
Deferred income taxes	—	(509)
Excess tax benefit from stock-based awards	—	(72)
Changes in operating assets and liabilities:
Trade accounts receivable	915	1,809
Other current assets	93	(699)
Other assets	41	84
Accounts payable and other accrued liabilities	(99)	(314)
Deferred revenue	(668)	(1,484)

Net cash used in operating activities	(2,036)	(1,380)
Cash flows from investing activities:
Purchase of property and equipment	(125)	(117)
Capitalized patent costs	(194)	(295)
Maturity of marketable securities	21,976	11,192
Purchase of marketable securities	(21,057)	(9,266)

Net cash provided by investing activities	600	1,514
Cash flows from financing activities:
Exercise of stock options	874	712
Purchase of common stock	(496)	(850)
Cash dividends paid	—	(824)
Excess tax benefit from stock-based awards	—	72

Net cash provided by (used in) financing activities	378	(890)

Net decrease in cash and cash equivalents	(1,058)	(756)
Cash and cash equivalents at beginning of period	6,122	3,811

Cash and cash equivalents at end of period	$5,064	$3,055

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$2	$(12)
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs and software	$37	$45

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

Interim Consolidated Financial Statements

The Company has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 in preparing the accompanying interim consolidated financial statements.

The accompanying interim consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (the “U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 20, 2015. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in this update permit the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently assessing the potential future impact of this standard on the financial condition or results of operations of the Company.

On April 1, 2015, the FASB tentatively agreed to propose a one-year deferral of the effect date for ASU 2014-09, but would permit all entities to adopt the standard as of the original effective date for public business entities (i.e., annual periods beginning after December 15, 2016, and interim periods therein). The FASB expects to issue an Exposure Draft for this issue in the near term.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2015 and December 31, 2014, respectively, was as follows:

March 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$3,367	$—	$—	$3,367
Corporate notes	—	19,995	—	19,995
Pre-refunded municipal bonds (1)	—	9,067	—	9,067
Commercial paper	—	1,947	—	1,947
Certificates of deposits	—	1,442	—	1,442

Total	$3,367	$32,451	$—	$35,818

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,556	$—	$—	$3,556
Corporate notes	—	19,245	—	19,245
Pre-refunded municipal bonds (1)	—	13,317	—	13,317
Certificates of deposits	—	2,176	—	2,176

Total	$3,556	$34,738	$—	$38,294

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2015 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$35,818	$35,818	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $3,787 and $5,344 at March 31, 2015 and December 31, 2014, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

3. Revenue Recognition

The Company derives its revenue primarily from development services, subscriptions and licensing of its intellectual property:

•	Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.

•	Subscription revenue includes Digimarc Discover, Barcode and Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

•	License revenue originates primarily from licensing the Company’s intellectual property where the Company receives license fees and/or royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

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

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•	Service revenue is generally determined based on time and materials. Revenue for professional services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•	Subscription revenue, which includes Digimarc Discover, Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

•	License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•	The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

Deferred revenue consists of billings in advance for service, subscription and license contracts for which revenue has not been earned.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Domestic	$1,687	$3,117
International (1)	4,302	4,088

Total	$5,989	$7,205

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Central Banks	59%	43%
The Nielsen Company (“Nielsen”)	—	16%
Verance Corporation (“Verance”)	—	10%

In the first quarter of 2014, Nielsen made its final quarterly license fee payment under its patent license agreement.

In the third quarter of 2014, the Company extended the patent license agreement with Verance through 2023, in effect waiving any future royalties and license fees, in exchange for a $1.0 million license fee payment.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants and restricted stock awards.

Stock-based compensation expense related to internal labor is capitalized to patent costs and software based on direct labor hours charged to capitalized patent costs and software.

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

There were no stock options granted during the three-month periods ended March 31, 2015 and 2014.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stock-based compensation:
Cost of revenue	$185	$142
Sales and marketing	159	142
Research, development and engineering	287	356
General and administrative	518	550
Intellectual property	68	69

Stock-based compensation expense	1,217	1,259
Capitalized to patent costs and software	37	45

Total stock-based compensation	$1,254	$1,304

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of March 31, 2015	As of December 31, 2014
Total unrecognized compensation costs	$12,411	$11,206

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of March 31, 2015 for stock options and restricted stock over weighted average periods through March 2019 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.0 years	1.6 years

Stock Option Activity

As of March 31, 2015, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,411 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises. The following table reconciles the outstanding balance of stock options:

Three-months ended March 31, 2015:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	601	$16.97	$8.42
Options granted	—	—	—
Options exercised	(45)	19.45	8.66
Options canceled or expired	—	—	—

Outstanding at March 31, 2015	556	$16.76	$8.40	$4,055

Exercisable at March 31, 2015	556	$16.76		$4,055

The aggregate intrinsic value is based on the closing price of $21.95 per share of Digimarc common stock on March 31, 2015, which would have been received by the optionees had all of the options with exercise prices less than $21.95 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2015:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2014	502	$23.09
Granted	90	$28.66
Vested	(42)	$23.14
Canceled	(5)	$27.01

Unvested balance, March 31, 2015	545	$23.97

The fair value of all restricted stock awards that vested during the three-months ended March 31, 2015 and 2014 was $1,213 and $1,367, respectively.

6. Earnings (Loss) Per Common Share

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three-months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(4,150)	$(1,986)
Distributed earnings to common shares	—	773
Distributed earnings to participating securities	—	51

Total distributed earnings	—	824
Undistributed loss allocable to common shares	(4,150)	(2,810)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(4,150)	(2,810)

Loss to common shares—basic	$(4,150)	$(2,037)
Denominator
Weighted average common shares outstanding—basic	7,960	7,000
Basic earnings (loss) per common share	$(0.52)	$(0.29)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(4,150)	$(2,037)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—

Loss to common shares—diluted	$(4,150)	$(2,037)
Denominator:
Weighted average common shares outstanding—basic	7,960	7,000
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	7,960	7,000
Diluted earnings (loss) per common share	$(0.52)	$(0.29)

There were 212 and 220 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three-months ended March 31, 2015 and 2014, respectively, as the Company incurred a net loss for the period.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31, 2015	December 31, 2014
Trade accounts receivable	$3,652	$4,567
Allowance for doubtful accounts	(32)	(22)

Trade accounts receivable, net	$3,620	$4,545

Unpaid deferred revenue included in trade accounts receivable	$542	$1,974

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	March 31, 2015	December 31, 2014
Central Banks	61%	61%
Civolution	*	13%

*	Less than 10%

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

	March 31, 2015	December 31, 2014
Office furniture fixtures	$848	$845
Software	1,392	1,312
Equipment	3,089	3,072
Leasehold improvements	1,229	1,198

Gross property and equipment	6,558	6,427
Less accumulated depreciation and amortization	(3,663)	(3,451)

Property and equipment, net	$2,895	$2,976

9. Intangibles

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	March 31, 2015	December 31, 2014
Capitalized patent costs	$6,334	$6,183
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	9,604	9,453
Accumulated amortization	(2,912)	(2,733)

Intangibles, net	$6,692	$6,720

10. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of March 31, 2015, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended. The joint ventures had no revenue or expenses for the three months ended March 31, 2015 and 2014. The Company’s investment in each joint venture was $0 as of March 31, 2015 and December 31, 2014.

11. Income Taxes

The benefit for income taxes for the three-months ended March 31, 2015 and 2014 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the three-months ended March 31, 2015 and 2014 was 0% and 40%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2015 was $8,858, an increase of $1,570 from $7,288 as of December 31, 2014.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 20, 2015 (our “2014 Annual Report”), and other reports and filings made with the Securities and Exchange Commission (“SEC”).

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed an intuitive computing platform that is intended to optimize the identification of consumer brand impressions, facilitating modern mobile-centric shopping. The platform includes means to infuse persistent digital information, “Digimarc IDs,” perceptible only to computers and digital devices, into all forms of media content, including consumer products packaging. Digimarc IDs for packaging, often referred to as “Digimarc Barcodes,” facilitate remarkably faster scanning of items at retail checkout as well as improved interaction with consumers. The unique digital identifier placed in media generally persists with it regardless of the distribution path and whether it is copied, manipulated or converted to a different format, and does not affect the quality of the content or the enjoyment or other traditional uses of it. Our technology permits computers and digital devices to quickly and reliably identify relevant data from vast amounts of media content.

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

We introduced Digimarc Barcodes as a feature of Digimarc Discover in 2014 for use in consumer product packaging. Digimarc Barcodes contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, in bringing the Digimarc Barcode to the market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

Our patent portfolio contains a number of innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with more than 1,200 U.S. and foreign patents and pending patent applications as of March 31, 2015. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

For a discussion of activities and costs related to our research and development, read the section titled “Results of Operations –Summary – Research, development and engineering.”

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2014 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2015 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue:
Service	58%	41%
Subscription	29	20
License	13	39

Total revenue	100	100
Cost of revenue:
Service	26	20
Subscription	13	9
License	1	1

Total cost of revenue	40	30
Gross profit	60	70
Operating expenses:
Sales and marketing	35	26
Research, development and engineering	51	49
General and administrative	37	34
Intellectual property	6	7

Total operating expenses	129	116
Operating loss	(70)	(46)

Other income, net	—	—

Loss before income taxes	(69)	(46)
Benefit for income taxes	—	18

Net loss	(69)%	(28)%

Summary

Total revenue for the three-months ended March 31, 2015 decreased 17% to $6.0 million compared to the same period in 2014 due to lower license revenue reflecting the end of the quarterly license fee payments from The Nieslen Company (“Nielsen”) in the first quarter of 2014 and the end of the quarterly royalty payments from Verance Corporation (“Verance”) in the fourth quarter of 2014. The decline in license revenue was partially offset by higher service and subscription revenue.

Total operating expenses for the three-months ended March 31, 2015 decreased 8% to $7.7 million compared to the same period in 2014 reflecting lower investment in research and development, partially offset by higher investment in sales and marketing as we continue the transition from research and product development to market development and delivery of Digimarc Discover and Barcode. Legal and third-party consulting costs were also down for the three-months ended March 31, 2015.

Revenue

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,501	$2,988	$513	17%
Subscription	1,716	1,412	304	22%
License	772	2,805	(2,033)	(72)%

Total	$5,989	$7,205	$(1,216)	(17)%

Revenue (as % of total revenue):
Service	58%	41%
Subscription	29%	20%
License	13%	39%

Total	100%	100%

Service. Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements. Most of our service revenue is derived from contracts with the Central Banks and government agency contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with government agency contractors are subject to government budgets and funding.

The increase in service revenue for the three-month period was primarily due to timing of program work and higher billable rates under our agreement with the Central Banks and increased program work with a government agency contractor.

Subscription. Subscription revenue includes Digimarc Discover, Barcode and Guardian products and services, is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three-month period was primarily from software license fees, recognized over the associated 12-month support period.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue for the three-month period was primarily due to the end of the quarterly license fee payments from Nielsen in the first quarter of 2014 and the end of the quarterly royalty payments from Verance in the fourth quarter of 2014.

Revenue by Geography

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$1,687	$3,117	$(1,430)	(46)%
International	4,302	4,088	214	5%

Total	$5,989	$7,205	$(1,216)	(17)%

Revenue (as % of total revenue):
Domestic	28%	43%
International	72%	57%

Total	100%	100%

The decrease in domestic revenue for the three-month period was primarily the result of the end of the quarterly license fee payments from Nielsen and quarterly royalty payments from Verance, partially offset by higher subscription revenue.

The increase in international revenue for the three-month period was primarily due to higher service revenue from the Central Banks.

We anticipate revenue in 2015 will be down slightly when compared with 2014, reflecting the end of license fee payments from Nielsen and royalty payments from Verance, partially offset by growth in revenues from our Digimarc Discover and Barcode products and higher service revenue.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;

•	cost of outside contractors to support our Digimarc Guardian anti-piracy service;

•	amortization of existing technology acquired in the Attributor acquisition;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,923	$1,574	$349	22%
Subscription	962	763	199	26%
License	688	2,722	(2,034)	(75)%

Total	$3,573	$5,059	$(1,486)	(29)%

Gross Profit (as % of related revenue components):
Service	55%	53%
Subscription	56%	54%
License	89%	97%
Total	60%	70%

The decrease in total gross profit and total gross profit as a percentage of total revenue for the three-month period was due primarily to the end of the quarterly license fee payments from Nielsen in the first quarter of 2014 and the end of the quarterly royalty payments from Verance in the fourth quarter of 2014.

The increase in service gross profit as a percentage of service revenue was due primarily to higher billable rates under our contract with the Central Banks.

The increase in subscription gross profit as a percentage of subscription revenue was due primarily to increased revenue from software license fees.

The decrease in license gross profit and license gross profit as a percentage of license revenue was due primarily to the end of the quarterly license fee payments from Nielsen and quarterly royalty payments from Verance.

We anticipate gross profit and gross profit as a percentage of revenue to be lower in 2015 than 2014, reflecting lower projected license revenue partially offset by higher projected service and subscription revenue.

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

Sales and marketing

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Increase	Percent Increase
Sales and marketing	$2,090	$1,879	$211	11%
Sales and marketing (as % of total revenue)	35%	26%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three-month period was due primarily to increased headcount, reflecting the expansion of our sales organization in support of Digimarc Discover and Barcode.

We anticipate sales and marketing expenses in 2015 will be higher than 2014 due to the expansion of our sales organization in support of Digimarc Discover and Barcode.

Research, development and engineering

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Decrease	Percent Decrease
Research, development and engineering	$3,084	$3,546	$(462)	(13)%
Research, development and engineering (as % of total revenue)	51%	49%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses for the three-month period was due primarily to reduced headcount and reduced use of outside contractors.

We anticipate research, development and engineering expenses in 2015 will be lower than 2014 as we continue the transition from research and product development to market development and delivery of Digimarc Discover and Barcode.

General and administrative

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Decrease	Percent Decrease
General and administrative	$2,206	$2,421	$(215)	(9)%
General and administrative (as % of total revenue)	37%	34%

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

The decrease in general and administrative expenses for the three-month period was due primarily to lower legal costs as the licensing audit of Intellectual Ventures ended in the first quarter of 2014.

We anticipate general and administrative expenses will be lower in 2015 than 2014, primarily reflecting lower legal costs. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Decrease	Percent Decrease
Intellectual property	$367	$534	$(167)	(31)%
Intellectual property (as % of total revenue)	6%	7%

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

The decrease in intellectual property expense for the three-month period resulted primarily from a third party intellectual property marketing study performed in the first quarter of 2014.

We anticipate intellectual property expenses will be lower in 2015 than 2014, primarily as a result of the third party intellectual property marketing study performed in 2014 that is not planned to reoccur in 2015.

Stock-based compensation

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$185	$142	$43	30%
Sales and marketing	159	142	17	12%
Research, development and engineering	287	356	(69)	(19)%
General and administrative	518	550	(32)	(6)%
Intellectual property	68	69	(1)	(1)%

Total	$1,217	$1,259	$(42)	(3)%

Stock-based compensation expense was essentially flat for the three-month period. We anticipate incurring an additional $12,411 in stock-based compensation expense through March 2019 for awards outstanding as of March 31, 2015.

Other income, net

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Decrease	Percent Decrease
Other income, net	$23	$27	$(4)	(15)%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

Other income, net was essentially flat for the three-month period.

Benefit for Income Taxes

The benefit for income taxes for the three-months ended March 31, 2015 and 2014 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the three-months ended March 31, 2015 and 2014 was 0% and 40%, respectively. The effective tax rate was 0% for the three-months ended March 31, 2015 because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of March 31, 2015 was $8,858, an increase of $1,570 from $7,288 as of December 31, 2014.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2015, and largely due to the cumulative loss incurred by us over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets.

Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
Working capital	$38,776	$40,440
Current ratio (1)	9.7:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$37,095	$38,323
Long-term marketable securities	$—	$749
Total cash, cash equivalents and all marketable securities	$37,095	$39,072

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $2.0 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to the vesting of restricted stock; and

•	purchases of property and equipment and capitalized patent costs; partially offset by

•	cash flows provided by the net maturity of marketable securities; and

•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include corporate notes, pre-refunded municipal bonds and commercial paper. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

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

Operating Cash Flow.

The components of operating cash flows were:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(4,150)	$(1,986)	$(2,164)	(109)%
Non-cash items	1,832	1,210	622	51%
Changes in operating assets and liabilities	282	(604)	886	147%

Net cash used in operating activities	$(2,036)	$(1,380)	$(656)	(48)%

Cash flows from operating activities for the three-month period decreased by $0.7 million, primarily as the result of a higher net loss, partially offset by increased changes in operating assets and liabilities and non-cash items. The increase from changes in operating assets and liabilities for the three-month period was primarily due to changes in other current assets. The increase from non-cash items primarily reflects no income tax benefits recorded during the three-months ended March 31, 2015 due to the full valuation allowance recorded on deferred tax assets.

Cash flows provided by investing activities for the three-month period decreased by $0.9 million from $1.5 million to $0.6 million, primarily as a result of lower net maturities of marketable securities.

Cash flows from financing activities for the three-month period increased by $1.3 million from $0.9 million used to $0.4 million provided, primarily as a result of no cash dividends paid and lower purchases of common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $30 million has been allocated, and $13.3 million remains available, for future sale under the Equity Distribution Agreement entered into with Wells Fargo Securities, LLC in August 2014. We did not sell any common stock under the Equity Distribution Agreement during the three-month period ended March 31, 2015. We may sell shares under the Equity Distribution Agreement and/or use other financing means to raise working capital in the future, if necessary, to support continued investment in our strategic initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2014 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-

looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	revenue trends and expectations;

•	our future level of investment in our business, including investment in research, development and engineering of products and technology, development and protection of our intellectual property, sales growth initiatives and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

•	capital market conditions, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of our arrangements with Intellectual Ventures;

•	the success of our acquisition of Attributor Corporation;

•	the success of Digimarc Discover and Barcode;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A of our 2014 Annual Report.

We believe that the risk factors specified above and the risk factors identified in Part I, Item 1A of our 2014 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2014 Annual Report have not changed materially.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three-months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2014 Annual Report. The risks and uncertainties described in our 2014 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2015, there have been no material changes to the risk factors set forth in our 2014 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
January 1, 2015 to January 31, 2015	250	$27.15	—	$—
Month 2
February 1, 2015 to February 28, 2015	16,892	$28.66	—	$—
Month 3
March 1, 2015 to March 31, 2015	229	$22.19	—	$—

Total	17,371	$28.55	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon the vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011, February 20, 2014 and March 27, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2015	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)