Form 10-Q
period 2015-06-30
Digimarc CORP
filed 2015-07-23
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 16, 2015, there were 8,558,107 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,047	$6,122
Marketable securities	29,999	32,201
Trade accounts receivable, net	3,020	4,545
Other current assets	2,575	2,611

Total current assets	39,641	45,479
Marketable securities	—	749
Property and equipment, net	2,786	2,976
Intangibles, net	6,728	6,720
Goodwill	1,114	1,114
Other assets	304	378

Total assets	$50,573	$57,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,387	$1,379
Deferred revenue	2,290	3,660

Total current liabilities	3,677	5,039
Deferred rent and other long-term liabilities	219	203

Total liabilities	3,896	5,242
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2015 and December 31, 2014)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 8,553 and 8,427 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	9	8
Additional paid-in capital	62,886	60,222
Accumulated deficit	(16,268)	(8,106)

Total shareholders’ equity	46,677	52,174

Total liabilities and shareholders’ equity	$50,573	$57,416

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue:
Service	$3,235	$2,716	$6,736	$5,704
Subscription	1,670	1,496	3,386	2,908
License	893	1,451	1,665	4,256

Total revenue	5,798	5,663	11,787	12,868
Cost of revenue:
Service	1,497	1,169	3,075	2,583
Subscription	866	699	1,620	1,348
License	86	84	170	167

Total cost of revenue	2,449	1,952	4,865	4,098
Gross profit	3,349	3,711	6,922	8,770
Operating expenses:
Sales and marketing	2,098	2,052	4,188	3,931
Research, development and engineering	3,025	3,404	6,109	6,950
General and administrative	1,980	2,326	4,186	4,747
Intellectual property	291	387	658	921

Total operating expenses	7,394	8,169	15,141	16,549

Operating loss	(4,045)	(4,458)	(8,219)	(7,779)
Other income, net	32	21	55	48

Loss before income taxes	(4,013)	(4,437)	(8,164)	(7,731)
Benefit for income taxes	1	1,757	2	3,065

Net loss	$(4,012)	$(2,680)	$(8,162)	$(4,666)

Earnings (loss) per common share:
Loss per common share—basic	$(0.50)	$(0.38)	$(1.02)	$(0.68)
Loss per common share—diluted	$(0.50)	$(0.38)	$(1.02)	$(0.68)
Weighted average common shares outstanding—basic	8,029	7,113	7,995	7,057
Weighted average common shares outstanding—diluted	8,029	7,113	7,995	7,057
Cash dividends declared per common share	$—	$0.11	$—	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	10	$50	7,401	$7	$41,498	$9,368	$50,923
Exercise of stock options	—	—	170	1	1,175	—	1,176
Issuance of restricted common stock	—	—	82	—	—	—	—
Forfeiture of restricted common stock	—	—	(13)	—	—	—	—
Purchase and retirement of common stock	—	—	(68)	—	(1,440)	—	(1,440)
Stock-based compensation	—	—	—	—	2,718	—	2,718
Tax impact from stock-based awards	—	—	—	—	(609)	—	(609)
Net loss	—	—	—	—	—	(4,666)	(4,666)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)

BALANCE AT JUNE 30, 2014	10	$50	7,572	$8	$43,342	$3,048	$46,448

BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Exercise of stock options	—	—	71	1	1,128	—	1,129
Issuance of restricted common stock	—	—	119	—	—	—	—
Forfeiture of restricted common stock	—	—	(28)	—	—	—	—
Purchase and retirement of common stock	—	—	(36)	—	(1,035)	—	(1,035)
Stock-based compensation	—	—	—	—	2,571	—	2,571
Net loss	—	—	—	—	—	(8,162)	(8,162)

BALANCE AT JUNE 30, 2015	10	$50	8,553	$9	$62,886	$(16,268)	$46,677

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(8,162)	$(4,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	604	459
Amortization and write-off of intangibles	520	606
Changes in allowance for doubtful accounts	16	(17)
Stock-based compensation	2,480	2,631
Deferred income taxes	—	(1,621)
Changes in operating assets and liabilities:
Trade accounts receivable	1,509	2,164
Other current assets	36	(1,412)
Other assets	74	84
Accounts payable and other accrued liabilities	(160)	(291)
Deferred revenue	(1,285)	(1,984)

Net cash used in operating activities	(4,368)	(4,047)
Cash flows from investing activities:
Purchase of property and equipment	(324)	(579)
Capitalized patent costs	(428)	(561)
Maturity of marketable securities	39,144	32,376
Purchase of marketable securities	(36,193)	(25,810)

Net cash provided by investing activities	2,199	5,426
Cash flows from financing activities:
Exercise of stock options	1,129	1,176
Purchase of common stock	(1,035)	(1,440)
Cash dividends paid	—	(1,654)

Net cash provided by (used in) financing activities	94	(1,918)

Net decrease in cash and cash equivalents	(2,075)	(539)
Cash and cash equivalents at beginning of period	6,122	3,811

Cash and cash equivalents at end of period	$4,047	$3,272

Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$2	$12
Supplemental schedule of non-cash investing activities:
Stock-based compensation capitalized to patent costs and software	$91	$87

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company has developed the Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer products packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2015 and 2014, it was concluded that there was no impairment as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in this update permit the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently assessing the potential future impact of this standard on the financial condition or results of operations of the Company.

On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early application would be permitted, but not before the original effective date for public entities, annual reporting periods after December 15, 2016, and interim periods beginning in the first interim period within the year of adoption.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014, respectively, was as follows:

June 30, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$1,447	$—	$—	$1,447
Corporate notes	—	19,141	—	19,141
Pre-refunded municipal bonds (1)	—	9,203	—	9,203
Commercial paper	—	2,149	—	2,149
Certificates of deposits	—	845	—	845

Total	$1,447	$31,338	$—	$32,785

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,556	$—	$—	$3,556
Corporate notes	—	19,245	—	19,245
Pre-refunded municipal bonds (1)	—	13,317	—	13,317
Certificates of deposits	—	2,176	—	2,176

Total	$3,556	$34,738	$—	$38,294

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2015 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$32,785	$32,785	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $2,786 and $5,344 at June 30, 2015 and December 31, 2014, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

Applicable revenue recognition criteria is considered separately for each separate unit of accounting as follows:

•	Service revenue is generally determined based on time and materials. Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•	Subscription revenue, which includes Digimarc Discover, Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

•	License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•	The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Domestic	$1,758	$1,782	$3,445	$4,899
International (1)	4,040	3,881	8,342	7,969

Total	$5,798	$5,663	$11,787	$12,868

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Central Banks	54%	51%	57%	47%

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

There were no stock options granted during the three- and six-month periods ended June 30, 2015 and 2014.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant, and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stock-based compensation:
Cost of revenue	$213	$129	$398	$270
Sales and marketing	175	175	334	318
Research, development and engineering	328	364	615	720
General and administrative	484	607	1,002	1,156
Intellectual property	63	97	131	167

Stock-based compensation expense	1,263	1,372	2,480	2,631
Capitalized to patent costs and software	54	42	91	87

Total stock-based compensation expense	$1,317	$1,414	$2,571	$2,718

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of June 30, 2015	As of December 31, 2014
Total unrecognized compensation costs	$11,339	$11,206

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of June 30, 2015 for stock options and restricted stock over weighted average periods through June 2019 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.0 years	1.5 years

Stock Option Activity

As of June 30, 2015, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,425 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended June 30, 2015:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at March 31, 2015	556	$16.76	$8.40
Options granted	—	—	—
Options exercised	(26)	9.64	6.30
Options forfeited or expired	—	—	—

Outstanding at June 30, 2015	530	$17.12	$8.51	$14,849

Six-months ended June 30, 2015:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	601	$16.97	$8.42
Options granted	—	—	—
Options exercised	(71)	15.83	7.79
Options forfeited or expired	—	—	—

Outstanding at June 30, 2015	530	$17.12	$8.51	$14,849

Exercisable at June 30, 2015	530	$17.12		$14,849

The aggregate intrinsic value is based on the closing price of $45.14 per share of Digimarc common stock on June 30, 2015, which would have been received by the optionees had all of the options with exercise prices less than $45.14 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended June 30, 2015:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, March 31, 2015	545	$23.97
Granted	29	$27.94
Vested	(62)	$26.17
Forfeited	(23)	$23.07

Unvested balance, June 30, 2015	489	$23.98

Six-months ended June 30, 2015:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2014	502	$23.09
Granted	119	$28.48
Vested	(104)	$24.94
Forfeited	(28)	$23.65

Unvested balance, June 30, 2015	489	$23.98

The following table indicates the fair value of all restricted stock awards that vested during the three- and six-months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Fair value of vested restricted stock awards	$1,666	$1,844	$2,879	$3,211

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three- and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(4,012)	$(2,680)	$(8,162)	$(4,666)
Distributed earnings to common shares	—	780	—	1,553
Distributed earnings to participating securities	—	50	—	101

Total distributed earnings	—	830	—	1,654
Undistributed loss allocable to common shares	(4,012)	(3,510)	(8,162)	(6,320)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(4,012)	(3,510)	(8,162)	(6,320)

Loss to common shares—basic	$(4,012)	$(2,730)	$(8,162)	$(4,767)
Denominator
Weighted average common shares outstanding—basic	8,029	7,113	7,995	7,057
Basic earnings (loss) per common share	$(0.50)	$(0.38)	$(1.02)	$(0.68)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(4,012)	$(2,730)	$(8,162)	$(4,767)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—

Loss to common shares—diluted	$(4,012)	$(2,730)	$(8,162)	$(4,767)
Denominator
Weighted average common shares outstanding—basic	8,029	7,113	7,995	7,057
Dilutive effect of stock options	—	—	—	—

Weighted average common shares outstanding—dilutive	8,029	7,113	7,995	7,057
Diluted earnings (loss) per common share	$(0.50)	$(0.38)	$(1.02)	$(0.68)

There were 216 and 214 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three- and six-month periods ended June 30, 2015, respectively, as the Company incurred a net loss during the periods.

There were 241 and 219 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and six-month periods ended June 30, 2014, respectively, as the Company incurred a net loss during the periods.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30, 2015	December 31, 2014
Trade accounts receivable	$3,058	$4,567
Allowance for doubtful accounts	(38)	(22)

Trade accounts receivable, net	$3,020	$4,545

Unpaid deferred revenue included in trade accounts receivable	$386	$1,974

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	June 30, 2015	December 31, 2014
Central Banks	58%	61%
Civolution	*	13%

*	Less than 10%

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

	June 30, 2015	December 31, 2014
Office furniture and fixtures	$913	$845
Software	1,456	1,312
Equipment	3,126	3,072
Leasehold improvements	1,229	1,198

Gross property and equipment	6,724	6,427
Less accumulated depreciation and amortization	(3,938)	(3,451)

Property and equipment, net	$2,786	$2,976

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	June 30, 2015	December 31, 2014
Capitalized patent costs	$6,551	$6,183
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	9,821	9,453
Accumulated amortization	(3,093)	(2,733)

Intangibles, net	$6,728	$6,720

10. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen decided to reduce the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television. Payment of all expenses incurred after the suspension of operations of each joint venture is unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. As of June 30, 2015, both Digimarc and Nielsen continued to assess the market opportunities of each of the joint ventures.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures have been suspended. The joint ventures had no revenue or expenses for the three- and six-month periods ended June 30, 2015 and 2014. The Company’s investment in each joint venture was $0 as of June 30, 2015 and December 31, 2014.

11. Income Taxes

The benefit for income taxes reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the six-months ended June 30, 2015 and 2014 was 0% and 40%, respectively. The valuation allowance against net deferred tax assets as of June 30, 2015 was $10,406, an increase of $3,118 from $7,288 as of December 31, 2014.

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed the Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer products packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

Our media identification and discovery innovations enable our business partners to create numerous applications across a wide range of media content, including solutions that:

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

At the core of our intellectual property is a signal processing innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and many physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. The digital information can be detected and read by a wide range of computers, smartphones and other digital devices.

Our inventions allow our business partners and customers to provide persistent digital identities for any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of these digital signals enables a wide range of improvements in security and media management, and new business models for distribution and consumption of media content. Over the years our enabling software and business processes, and associated intellectual property portfolio, have grown to encompass many related technologies.

We provide solutions directly and through business partners. Our proprietary technology has proven to be a powerful element of document security, giving rise to our long-term relationship with a consortium of central banks (“Central Banks”), and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-books and printed materials. Digimarc Barcodes have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

Digimarc Barcodes are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable visual space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. Our Digimarc Discover™ platform delivers a range of rich media experiences to its readers on their smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented technology.

We introduced Digimarc Barcodes for use in consumer product packaging in 2014. Digimarc Barcodes can contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, in bringing the Digimarc Barcode to the consumer product packaging market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

Our patent portfolio contains many innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with more than 1,200 U.S. and foreign patents and pending patent applications as of June 30, 2015. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

Our primary objective is to foster adoption of our inventions by building long-term relationships with potential customers and business partners and to:

•	make progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing;

•	expand the scope of use of our inventions;

•	improve our financial performance; and

•	lay a foundation for continuing innovation.

For a discussion of activities and costs related to our research and development, see “Results of Operations –Summary – Research, development and engineering.”

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and six-month periods relate to the three- and six-month periods ended June 30, 2015 and all changes discussed with respect to such periods reflect changes compared to the three- and six-month periods ended June 30, 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue:
Service	56%	48%	57%	44%
Subscription	29	26	29	23
License	15	26	14	33

Total revenue	100	100	100	100
Cost of revenue:
Service	26	21	26	20
Subscription	15	12	14	10
License	1	1	1	1

Total cost of revenue	42	34	41	32
Gross profit	58	66	59	68
Operating expenses:
Sales and marketing	36	36	36	31
Research, development and engineering	52	60	52	54
General and administrative	34	41	36	37
Intellectual property	5	7	6	7

Total operating expenses	128	144	128	129

Operating loss	(70)	(79)	(70)	(60)

Other income, net	1	—	—	—

Loss before income taxes	(69)	(79)	(69)	(60)
Benefit for income taxes	—	31	—	24

Net loss	(69)%	(47)%	(69)%	(36)%

Summary

Total revenue for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, increased 2% to $5.8 million, reflecting growth in service and subscription revenue, partially offset by lower license revenue due to the end of the quarterly royalty payments from Verance Corporation (“Verance”) in the fourth quarter of 2014.

Total revenue for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, decreased 8% to $11.8 million, reflecting lower license revenue due to the end of the quarterly license fee payments from The Nieslen Company (“Nielsen”) in the first quarter of 2014 and the end of the quarterly royalty payments from Verance, partially offset by growth in service and subscription revenue.

Total operating expenses for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, decreased 9% to $7.4 million and 9% to $15.1 million, respectively, reflecting lower spending in research and development, partially offset by higher investment in sales and marketing as we focus on market development and delivery for Digimarc Discover and Barcode. Legal and third-party consulting costs were also lower for the three- and six-month periods ended June 30, 2015.

Revenue

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,235	$2,716	$519	19%	$6,736	$5,704	$1,032	18%
Subscription	1,670	1,496	174	12%	3,386	2,908	478	16%
License	893	1,451	(558)	(38)%	1,665	4,256	(2,591)	(61)%

Total	$5,798	$5,663	$135	2%	$11,787	$12,868	$(1,081)	(8)%

Revenue (as % of total revenue):
Service	56%	48%			57%	44%
Subscription	29%	26%			29%	23%
License	15%	26%			14%	33%

Total	100%	100%			100%	100%

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

The increase in service revenue for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was primarily due to timing of program work and higher billable rates under our agreement with the Central Banks and increased program work with a government agency contractor.

Subscription. Subscription revenue includes Digimarc Discover, Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was primarily from software license fees, recognized over the associated 12-month support period, and growth in Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, was primarily due to the end of the quarterly royalty payments from Verance in the fourth quarter of 2014.

The decrease in license revenue for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was primarily due to the end of the quarterly license fee payments from Nielsen in the first quarter of 2014 and the end of the quarterly royalty payments from Verance in the fourth quarter of 2014.

Revenue by Geography

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$1,758	$1,782	$(24)	(1)%	$3,445	$4,899	$(1,454)	(30)%
International	4,040	3,881	159	4%	8,342	7,969	373	5%

Total	$5,798	$5,663	$135	2%	$11,787	$12,868	$(1,081)	(8)%

Revenue (as % of total revenue):
Domestic	30%	31%			29%	38%
International	70%	69%			71%	62%

Total	100%	100%			100%	100%

The decrease in domestic revenue for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, was primarily due to the end of the quarterly royalty payments from Verance in the fourth quarter of 2014, partially offset by higher service and subscription revenue.

The decrease in domestic revenue for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was primarily due to the end of the quarterly license fee payments from Nielsen in the first quarter of 2014 and the end of the quarterly royalty payments from Verance in the fourth quarter of 2014, partially offset by higher service and subscription revenue.

The increase in international revenue for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was primarily due to higher service revenue from the Central Banks.

We anticipate revenue in 2015 will be lower when compared with 2014, reflecting the end of license fee payments from Nielsen and royalty payments from Verance, partially offset by growth in service and subscription revenue.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;

•	cost of outside contractors to support our Digimarc Guardian anti-piracy service;

•	amortization of existing technology acquired in the acquisition of Attributor Corporation (“Attributor”);

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,738	$1,547	$191	12%	$3,661	$3,121	$540	17%
Subscription	804	797	7	1%	1,766	1,560	206	13%
License	807	1,367	(560)	(41)%	1,495	4,089	(2,594)	(63)%

Total	$3,349	$3,711	$(362)	(10)%	$6,922	$8,770	$(1,848)	(21)%

Gross Profit (as % of related revenue components):
Service	54%	57%			54%	55%
Subscription	48%	53%			52%	54%
License	90%	94%			90%	96%
Total	58%	66%			59%	68%

The decrease in total gross profit and total gross profit as a percentage of total revenue for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was due primarily to lower license revenue, partially offset by higher service and subscription revenue.

The increase in service gross profit for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was due primarily to higher service revenue. The decrease in service gross profit as a percentage of service revenue for the three- and six-month periods was due primarily to the mix of labor and operations costs.

The increase in subscription gross profit for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was due primarily to higher subscription revenue, partially offset by increased professional services activity to deliver the Digimarc Barcode. The decrease in subscription gross profit as a percentage of subscription revenue for the three- and six-month periods was due primarily to the ramping up of professional services activity to deliver the Digimarc Barcode.

The decrease in license gross profit and license gross profit as a percentage of license revenue for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was due primarily to lower license revenue.

We anticipate gross total profit and total gross profit as a percentage of total revenue to be lower in 2015 than in 2014, reflecting lower projected license revenue partially offset by higher projected service and subscription revenue.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Increase	Percent Increase	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase	Percent Increase
Sales and marketing	$2,098	$2,052	$46	2%	$4,188	$3,931	$257	7%
Sales and marketing (as % of total revenue)	36%	36%			36%	31%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, was due primarily to:

•	increased headcount and compensation-related expenses of $0.2 million; partially offset by

•	decreased amortization expense related to the intangibles acquired in the acquisition of Attributor of $0.1 million.

The increase in sales and marketing expenses for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was due primarily to:

•	increased headcount and compensation-related expenses of $0.4 million; partially offset by

•	decreased amortization expense related to the intangibles acquired in the acquisition of Attributor of $0.2 million.

We anticipate sales and marketing expenses in 2015 will be higher than in 2014 as a result of the expansion of our sales and marketing organization to accelerate market development and delivery for Digimarc Discover and Barcode.

Research, development and engineering

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Decrease	Percent Decrease
Research, development and engineering	$3,025	$3,404	$(379)	(11)%	$6,109	$6,950	$(841)	(12)%
Research, development and engineering (as % of total revenue)	52%	60%			52%	54%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, was due primarily to:

•	decreased headcount and compensation-related expenses of $0.3 million; and

•	decreased use of outside contractors and consultants of $0.1 million.

The decrease in research, development and engineering expenses for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was due primarily to:

•	decreased headcount and compensation-related expenses of $0.7 million; and

•	decreased use of outside contractors and consultants of $0.1 million.

We anticipate research, development and engineering expenses in 2015 will be lower than in 2014 as we continue the transition from research and product development to market development and delivery for Digimarc Discover and Barcode.

General and administrative

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Decrease	Percent Decrease
General and administrative	$1,980	$2,326	$(346)	(15)%	$4,186	$4,747	$(561)	(12)%
General and administrative (as % of total revenue)	34%	41%			36%	37%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in cost of revenue, sales and marketing, research, development and engineering and intellectual property.

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

The decrease in general and administrative expenses for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, was due primarily to:

•	decreased legal costs of $0.2 million; and

•	decreased stock compensation expense of $0.1 million.

The decrease in general and administrative expenses for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was due primarily to:

•	decreased legal costs of $0.4 million; and

•	decreased stock compensation expense of $0.2 million.

We anticipate general and administrative expenses will be lower in 2015 than in 2014, primarily reflecting lower legal costs and stock compensation expense. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Decrease	Percent Decrease
Intellectual property	$291	$387	$(96)	(25)%	$658	$921	$(263)	(29)%
Intellectual property (as % of total revenue)	5%	7%			6%	7%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	consulting costs related to marketing our intellectual property portfolio;

•	charges to write-off previously capitalized patent costs for patent assets we abandon; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	prosecution costs and direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to Intellectual Ventures that are allocated to cost of revenue.

The decrease in intellectual property expenses for the three-month period ended June 30, 2015, compared to the corresponding three-month period ended June 30, 2014, was due primarily to decreased headcount and compensation-related expenses of $0.1 million.

The decrease in intellectual property expenses for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, was due primarily to:

•	decreased consulting fees for a third party intellectual property marketing study performed in 2014 of $0.2 million; and

•	decreased headcount and compensation-related expenses of $0.1 million.

We anticipate intellectual property expenses will be lower in 2015 than in 2014, primarily as a result of the third party intellectual property marketing study performed in 2014 that is not planned to reoccur in 2015 and lower headcount.

Stock-based compensation

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$213	$129	$84	65%	$398	$270	$128	47%
Sales and marketing	175	175	—	—%	334	318	16	5%
Research, development and engineering	328	364	(36)	(10)%	615	720	(105)	(15)%
General and administrative	484	607	(123)	(20)%	1,002	1,156	(154)	(13)%
Intellectual property	63	97	(34)	(35)%	131	167	(36)	(22)%

Total	$1,263	$1,372	$(109)	(8)%	$2,480	$2,631	$(151)	(6)%

Stock-based compensation expense decreased for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, as all outstanding stock options were fully vested by January 2015. We anticipate incurring an additional $11,339 in stock-based compensation expense through June 2019 for unvested restricted stock awards as of June 30, 2015.

Other income, net

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Dollar Increase	Percent Increase	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase	Percent Increase
Other income, net	$32	$21	11	52%	$55	$48	7	15%
Other income, net (as % of total revenue)	1%	*			*	*

*	Less than 1%

The increase in other income, net for the three- and six-month periods ended June 30, 2015, compared to the corresponding three- and six-month periods ended June 30, 2014, was primarily due to higher interest income as a result of higher cash balances.

Benefit for Income Taxes

The benefit for income taxes reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the six-months ended June 30, 2015 and 2014 was 0% and 40%, respectively. The effective tax rate was 0% for the six-months ended June 30, 2015 because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of June 30, 2015 was $10,406, an increase of $3,118 from $7,288 as of December 31, 2014.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2015, and largely due to the cumulative loss incurred by us over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets.

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
Working capital	$35,964	$40,440
Current ratio (1)	10.8:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$34,046	$38,323
Long-term marketable securities	$—	$749
Total cash, cash equivalents and all marketable securities	$34,046	$39,072

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $5.0 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to the vesting of restricted stock; and

•	purchases of property and equipment and capitalized patent costs; partially offset by

•	cash flows provided by the net maturity of marketable securities; and

•	proceeds from stock option exercises.

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

Operating Cash Flow.

The components of operating cash flows were:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(8,162)	$(4,666)	$(3,496)	(75)%
Non-cash items	3,620	2,058	1,562	76%
Changes in operating assets and liabilities	174	(1,439)	1,613	112%

Net cash used in operating activities	$(4,368)	$(4,047)	$(321)	(8)%

Cash flows from operating activities for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, decreased by $0.3 million, primarily as the result of a higher net loss, partially offset by changes in operating assets and liabilities and higher non-cash items. The impact from changes in operating assets and liabilities for the six-month period was primarily due to changes in other current assets. The increase from non-cash items primarily reflects no income tax benefits recorded during the six-months ended June 30, 2015 due to the full valuation allowance recorded on deferred tax assets.

Cash flows provided by investing activities for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, decreased by $3.2 million from $5.4 million to $2.2 million, primarily as a result of lower net maturities of marketable securities.

Cash flows from financing activities for the six-month period ended June 30, 2015, compared to the corresponding six-month period ended June 30, 2014, increased by $2.0 million from $1.9 million used to $0.1 million provided, primarily as a result of no cash dividends paid in 2015 and lower purchases of common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $30 million has been allocated, and $13.3 million remains available, for future sale under the Equity Distribution Agreement entered into with Wells Fargo Securities, LLC in August 2014. We did not sell any common stock under the Equity Distribution Agreement during the three- and six-month periods ended June 30, 2015, but we may resume selling some or all of the shares remaining under the Equity Distribution Agreement at any time, and, regardless of whether we sell additional shares pursuant to the Equity Distribution Agreement, we may use other financing means to raise working capital in the future, if necessary, to support continued investment in our strategic initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2014 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “should,” “could,” “expect,” “anticipate,” “believe,” “project,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward-looking statements include but are not limited to statements relating to:

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three-months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2014 Annual Report. The risks and uncertainties described in our 2014 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2015, there have been no material changes to the risk factors set forth in our 2014 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended June 30, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
April 1, 2015 to April 30, 2015	—	$—	—	$—
Month 2
May 1, 2015 to May 31, 2015	19,279	$27.94	—	$—
Month 3
June 1, 2015 to June 30, 2015	—	$—	—	$—

Total	19,279	$27.94	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon the vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2015	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)