Form 10-Q
period 2015-09-30
Digimarc CORP
filed 2015-10-30
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, there were 8,908,854 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,452	$6,122
Marketable securities	31,585	32,201
Trade accounts receivable, net	2,687	4,545
Other current assets	2,862	2,611

Total current assets	48,586	45,479
Marketable securities	—	749
Property and equipment, net	2,852	2,976
Intangibles, net	6,723	6,720
Goodwill	1,114	1,114
Other assets	312	378

Total assets	$59,587	$57,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,814	$1,379
Deferred revenue	1,642	3,660

Total current liabilities	3,456	5,039
Deferred rent and other long-term liabilities	210	203

Total liabilities	3,666	5,242
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2015 and December 31, 2014)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 8,906 and 8,427 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	9	8
Additional paid-in capital	76,599	60,222
Accumulated deficit	(20,737)	(8,106)

Total shareholders’ equity	55,921	52,174

Total liabilities and shareholders’ equity	$59,587	$57,416

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue:
Service	$3,072	$3,155	$9,808	$8,859
Subscription	1,561	1,452	4,947	4,360
License	753	2,320	2,418	6,576

Total revenue	5,386	6,927	17,173	19,795
Cost of revenue:
Service	1,204	1,224	4,279	3,807
Subscription	808	812	2,428	2,160
License	86	84	256	250

Total cost of revenue	2,098	2,120	6,963	6,217
Gross profit	3,288	4,807	10,210	13,578
Operating expenses:
Sales and marketing	2,309	1,999	6,497	5,930
Research, development and engineering	3,236	3,499	9,345	10,449
General and administrative	1,847	2,183	6,033	6,929
Intellectual property	367	366	1,025	1,287

Total operating expenses	7,759	8,047	22,900	24,595

Operating loss	(4,471)	(3,240)	(12,690)	(11,017)
Other income, net	29	3	84	50

Loss before income taxes	(4,442)	(3,237)	(12,606)	(10,967)
(Provision) benefit for income taxes	(27)	1,252	(25)	4,316

Net loss	$(4,469)	$(1,985)	$(12,631)	$(6,651)

Earnings (loss) per common share:
Loss per common share—basic	$(0.54)	$(0.28)	$(1.56)	$(0.95)
Loss per common share—diluted	$(0.54)	$(0.28)	$(1.56)	$(0.95)
Weighted average common shares outstanding—basic	8,309	7,176	8,101	7,097
Weighted average common shares outstanding—diluted	8,309	7,176	8,101	7,097
Cash dividends declared per common share	$—	$—	$—	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	10	$50	7,401	$7	$41,498	$9,368	$50,923
Exercise of stock options	—	—	185	1	1,318	—	1,319
Issuance of restricted common stock	—	—	204	—	—	—	—
Forfeiture of restricted common stock	—	—	(13)	—	—	—	—
Purchase and retirement of common stock	—	—	(88)	—	(1,931)	—	(1,931)
Stock-based compensation	—	—	—	—	4,218	—	4,218
Tax impact from stock-based awards	—	—	—	—	(1,347)	—	(1,347)
Net loss	—	—	—	—	—	(6,651)	(6,651)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)

BALANCE AT SEPTEMBER 30, 2014	10	$50	7,689	$8	$43,756	$1,063	$44,877

BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Issuance of common stock, net of issuance costs	—	—	342	1	12,895	—	12,896
Exercise of stock options	—	—	91	—	1,321	—	1,321
Issuance of restricted common stock	—	—	132	—	—	—	—
Forfeiture of restricted common stock	—	—	(29)	—	—	—	—
Purchase and retirement of common stock	—	—	(57)	—	(1,833)	—	(1,833)
Stock-based compensation	—	—	—	—	3,994	—	3,994
Net loss	—	—	—	—	—	(12,631)	(12,631)

BALANCE AT SEPTEMBER 30, 2015	10	$50	8,906	$9	$76,599	$(20,737)	$55,921

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(12,631)	$(6,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	930	708
Amortization and write-off of intangibles	794	916
Changes in allowance for doubtful accounts	16	(13)
Stock-based compensation	3,857	4,085
Deferred income taxes	—	(2,874)
Changes in operating assets and liabilities:
Trade accounts receivable	1,842	2,000
Other current assets	(251)	(1,559)
Other assets	66	160
Accounts payable and other accrued liabilities	280	(340)
Deferred revenue	(1,929)	(2,338)

Net cash used in operating activities	(7,026)	(5,906)
Cash flows from investing activities:
Purchase of property and equipment	(747)	(1,010)
Capitalized patent costs	(646)	(922)
Maturity of marketable securities	79,985	47,961
Purchase of marketable securities	(78,620)	(38,840)

Net cash provided by (used in) investing activities	(28)	7,189
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	12,896	(124)
Exercise of stock options	1,321	1,319
Purchase of common stock	(1,833)	(1,931)
Cash dividends paid	—	(1,654)

Net cash provided by (used in) financing activities	12,384	(2,390)

Net increase (decrease) in cash and cash equivalents	5,330	(1,107)
Cash and cash equivalents at beginning of period	6,122	3,811

Cash and cash equivalents at end of period	$11,452	$2,704

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$22	$(12)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs included in accounts payable	$73	$194
Stock-based compensation capitalized to patent costs and software	$137	$133

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company has developed the Digimarc Discover® and Digimarc Barcode™ Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer products packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes. Digimarc Discover is a multi-modal discovery software platform that facilitates automatic identification of items by smartphone users. The Company also supplies anti-counterfeiting solutions to Central Banks and anti-piracy solutions to rights-holders of ebooks and digital images.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. The amendments in this update permit the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently assessing the potential future impact of this standard on the financial condition or results of operations of the Company.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014, respectively, was as follows:

September 30, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$3,423	$—	$—	$3,423
Corporate notes	—	17,220	—	17,220
Federal agency notes	—	6,591	—	6,591
Commercial paper	—	6,304	—	6,304
Pre-refunded municipal bonds (1)	—	5,928	—	5,928
Certificates of deposits	—	2,038	—	2,038

Total	$3,423	$38,081	$—	$41,504

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,556	$—	$—	$3,556
Corporate notes	—	19,245	—	19,245
Pre-refunded municipal bonds (1)	—	13,317	—	13,317
Certificates of deposits	—	2,176	—	2,176

Total	$3,556	$34,738	$—	$38,294

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2015 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$41,504	$41,504	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $9,919 and $5,344 at September 30, 2015 and December 31, 2014, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Domestic	$1,733	$3,046	$5,178	$7,946
International (1)	3,653	3,881	11,995	11,849

Total	$5,386	$6,927	$17,173	$19,795

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Central Banks	53%	43%	56%	47%
Verance Corporation	—	23%	—	14%

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

There were no stock options granted during the three- and nine-month periods ended September 30, 2015 and 2014.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant, and is recognized over the vesting period using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stock-based compensation:
Cost of revenue	$171	$131	$569	$402
Sales and marketing	251	187	585	504
Research, development and engineering	396	363	1,011	1,083
General and administrative	485	688	1,487	1,844
Intellectual property	74	85	205	252

Stock-based compensation expense	1,377	1,454	3,857	4,085
Capitalized to patent costs and software	46	46	137	133

Total stock-based compensation expense	$1,423	$1,500	$3,994	$4,218

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of September 30, 2015	As of December 31, 2014
Total unrecognized compensation costs	$10,380	$11,206

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of September 30, 2015 for stock options and restricted stock over weighted average periods through September 2019 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.0 years	1.4 years

As of September 30, 2015, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,434 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

Three-months ended September 30, 2015:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at June 30, 2015	530	$17.12	$8.51
Options granted	—	—	—
Options exercised	(20)	9.64	6.30
Options forfeited or expired	—	—	—

Outstanding at September 30, 2015	510	$17.41	$8.59	$6,699

Nine-months ended September 30, 2015:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	601	$16.97	$8.42
Options granted	—	—	—
Options exercised	(91)	14.47	7.46
Options forfeited or expired	—	—	—

Outstanding at September 30, 2015	510	$17.41	$8.59	$6,699

Exercisable at September 30, 2015	510	$17.41		$6,699

The aggregate intrinsic value is based on the closing price of $30.55 per share of Digimarc common stock on September 30, 2015, which would have been received by the optionees had all of the options with exercise prices less than $30.55 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended September 30, 2015:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, June 30, 2015	489	$23.98
Granted	13	$37.60
Vested	(52)	$24.53
Forfeited	(1)	$24.43

Unvested balance, September 30, 2015	449	$24.30

Nine-months ended September 30, 2015:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2014	502	$23.09
Granted	132	$29.37
Vested	(156)	$24.80
Forfeited	(29)	$23.68

Unvested balance, September 30, 2015	449	$24.30

The following table indicates the fair value of all restricted stock awards that vested during the three- and nine-months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Fair value of restricted stock awards vested	$1,961	$1,206	$4,840	$4,417

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three- and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(4,469)	$(1,985)	$(12,631)	$(6,651)
Distributed earnings to common shares	—	—	—	1,553
Distributed earnings to participating securities	—	—	—	101

Total distributed earnings	—	—	—	1,654
Undistributed loss allocable to common shares	(4,469)	(1,985)	(12,631)	(8,305)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(4,469)	(1,985)	(12,631)	(8,305)

Loss to common shares—basic	$(4,469)	$(1,985)	$(12,631)	$(6,752)
Denominator
Weighted average common shares outstanding—basic	8,309	7,176	8,101	7,097
Basic earnings (loss) per common share	$(0.54)	$(0.28)	$(1.56)	$(0.95)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(4,469)	$(1,985)	$(12,631)	$(6,752)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—

Loss to common shares—diluted	$(4,469)	$(1,985)	$(12,631)	$(6,752)
Denominator
Weighted average common shares outstanding—basic	8,309	7,176	8,101	7,097
Dilutive effect of stock options	—	—	—	—

Weighted average common shares outstanding—dilutive	8,309	7,176	8,101	7,097
Diluted earnings (loss) per common share	$(0.54)	$(0.28)	$(1.56)	$(0.95)

There were 272 and 234 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and nine-month periods ended September 30, 2015, respectively, as the Company incurred a net loss during the periods.

There were 218 and 226 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three- and nine-month periods ended September 30, 2014, respectively, as the Company incurred a net loss during the periods.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30, 2015	December 31, 2014
Trade accounts receivable	$2,725	$4,567
Allowance for doubtful accounts	(38)	(22)

Trade accounts receivable, net	$2,687	$4,545

Unpaid deferred revenue included in trade accounts receivable	$639	$1,974

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	September 30, 2015	December 31, 2014
Central Banks	35%	61%
Intellectual Ventures	18%	*
Civolution	*	13%

*	Less than 10%

8. Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	September 30, 2015	December 31, 2014
Office furniture and fixtures	$927	$845
Software	1,640	1,312
Equipment	3,275	3,072
Leasehold improvements	1,237	1,198

Gross property and equipment	7,079	6,427
Less accumulated depreciation and amortization	(4,227)	(3,451)

Property and equipment, net	$2,852	$2,976

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from one to seven years.

	September 30, 2015	December 31, 2014
Capitalized patent costs	$6,722	$6,183
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	9,992	9,453
Accumulated amortization	(3,269)	(2,733)

Intangibles, net	$6,723	$6,720

10. Shareholders’ Equity

In August 2014, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as sales agent, the Company’s common stock having an aggregate offering price of up to $30 million. For the three- and nine-month periods ended September 30, 2015, the Company sold 342 common shares at a weighted average price of $38.83 per share under this Equity Distribution Agreement totaling $12,978 of cash proceeds, net of sales commissions of $299, and paid $82 in stock issuance costs.

As of September 30, 2015, the Company has sold 1,026 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29,300 of cash proceeds, net of sales commissions of $700, and paid $415 in stock issuance costs. There are no shares remaining to be sold under the Equity Distribution Agreement.

11. Joint Ventures and Related Party Transactions

On July 1, 2009, Digimarc and Nielsen commenced operation of two joint ventures with Nielsen, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest). In March 2012, Digimarc and Nielsen decided to reduce the investments in both two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in media asset management and the emerging market opportunity of synchronized second screen television. Payment of all expenses incurred after the suspension of operations of each joint venture was unconditionally the responsibility of the majority owner, which expenses for TVaura LLC, if any, will be paid by Digimarc. In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to allow it to provide solutions to programmers and advertisers for engaging with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. The enhanced cooperation represents another building block in developing the market for Digimarc Discover and Digimarc Barcode. Initially, neither Digimarc nor Nielsen will be contributing any capital to the joint venture upon reactivation.

Summarized financial information for the joint ventures has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint ventures were suspended through September 30, 2015. The joint ventures had no revenue or expenses for the three- and nine-month periods ended September 30, 2015 and 2014. The Company’s investment in each joint venture was $0 as of September 30, 2015 and December 31, 2014.

12. Income Taxes

The (provision) benefit for income taxes reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the nine-months ended September 30, 2015 and 2014 was 0% and 40%, respectively. The valuation allowance against net deferred tax assets as of September 30, 2015 was $12,092, an increase of $4,804 from $7,288 as of December 31, 2014.

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

Digimarc, Digimarc Discover, Digimarc Barcode and Guardian are trademarks of Digimarc Corporation. This Quarterly Report on Form 10-Q also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed the Digimarc Discover® and Digimarc Barcode™ Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer products packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

Digimarc Barcodes are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable visual space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented technology.

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

Our patent portfolio contains many innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,200 U.S. and foreign patents and pending patent applications as of September 30, 2015. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three- and nine-month periods relate to the three- and nine-month periods ended September 30, 2015 and all changes discussed with respect to such periods reflect changes compared to the three- and nine-month periods ended September 30, 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue:
Service	57%	46%	57%	45%
Subscription	29	21	29	22
License	14	33	14	33

Total revenue	100	100	100	100
Cost of revenue:
Service	22	18	25	19
Subscription	15	12	14	11
License	2	1	1	1

Total cost of revenue	39	31	41	31
Gross profit	61	69	59	69
Operating expenses:
Sales and marketing	43	29	38	30
Research, development and engineering	60	51	54	53
General and administrative	34	32	35	35
Intellectual property	7	5	6	7

Total operating expenses	144	116	133	124

Operating loss	(83)	(47)	(74)	(56)

Other income, net	1	0	0	0

Loss before income taxes	(82)	(47)	(73)	(55)
(Provision) benefit for income taxes	(1)	18	0	22

Net loss	(83)%	(29)%	(74)%	(34)%

Summary

Total revenue for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, decreased $1.5 million or 22% to $5.4 million, reflecting lower license revenue of $1.6 million primarily due to the end of payments from Verance Corporation (“Verance”) in the fourth quarter of 2014, partially offset by growth in subscription revenue.

Total revenue for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, decreased $2.6 million or 13% to $17.2 million, reflecting lower license revenue of $4.2 million primarily due to the end of payments from The Nielsen Company (“Nielsen”) in the first quarter of 2014 and Verance in the fourth quarter of 2014, partially offset by growth in service and subscription revenue.

Total operating expenses for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, decreased 4% to $7.8 million and 7% to $22.9 million, respectively, reflecting lower spending in research, development and engineering, partially offset by higher investment in sales and marketing as we focus on market development and delivery for Digimarc Discover and Barcode. General and administrative costs were also lower for the three- and nine-month periods ended September 30, 2015.

Revenue

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,072	$3,155	$(83)	(3)%	$9,808	$8,859	$949	11%
Subscription	1,561	1,452	109	8%	4,947	4,360	587	13%
License	753	2,320	(1,567)	(68)%	2,418	6,576	(4,158)	(63)%

Total	$5,386	$6,927	$(1,541)	(22)%	$17,173	$19,795	$(2,622)	(13)%

Revenue (as % of total revenue):
Service	57%	46%			57%	45%
Subscription	29%	21%			29%	22%
License	14%	33%			14%	33%

Total	100%	100%			100%	100%

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

The decrease in service revenue for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was primarily due to the timing of program work with the Central Banks.

The increase in service revenue for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was primarily due to timing of program work and higher billable rates under our agreement with the Central Banks and increased program work with a government agency contractor.

Subscription. Subscription revenue includes Digimarc Discover, Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, was primarily from software license fees, recognized over the associated 12-month support period, and growth in Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was primarily due to the end of payments from Verance in the fourth quarter of 2014.

The decrease in license revenue for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was primarily due to the end of payments from Nielsen in the first quarter of 2014 and Verance in the fourth quarter of 2014.

Revenue by Geography

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$1,733	$3,046	$(1,313)	(43)%	$5,178	$7,946	$(2,768)	(35)%
International	3,653	3,881	(228)	(6)%	11,995	11,849	146	1%

Total	$5,386	$6,927	$(1,541)	(22)%	$17,173	$19,795	$(2,622)	(13)%

Revenue (as % of total revenue):
Domestic	32%	44%			30%	40%
International	68%	56%			70%	60%

Total	100%	100%			100%	100%

The decrease in domestic revenue for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was primarily due to the end of payments from Verance in the fourth quarter of 2014, partially offset by higher domestic subscription revenue.

The decrease in domestic revenue for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was primarily due to the end of payments from Nielsen in the first quarter of 2014 and Verance in the fourth quarter of 2014, partially offset by higher domestic service and subscription revenue.

The decrease in international revenue for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was primarily due to the timing of program work from the Central Banks and lower international subscription revenue.

The increase in international revenue for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was primarily due to higher service revenue from the Central Banks, partially offset by lower international license revenue.

We anticipate revenue in 2015 will be lower when compared with 2014, reflecting the end of payments from Nielsen and Verance, partially offset by growth in service and subscription revenue.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;

•	cost of outside contractors to support our Digimarc Guardian anti-piracy service;

•	amortization of existing technology acquired in the acquisition of Attributor Corporation (“Attributor”);

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,868	$1,931	$(63)	(3)%	$5,529	$5,052	$477	9%
Subscription	753	640	113	18%	2,519	2,200	319	15%
License	667	2,236	(1,569)	(70)%	2,162	6,326	(4,164)	(66)%

Total	$3,288	$4,807	$(1,519)	(32)%	$10,210	$13,578	$(3,368)	(25)%

Gross Profit (as % of related revenue components):
Service	61%	61%			56%	57%
Subscription	48%	44%			51%	50%
License	89%	96%			89%	96%
Total	61%	69%			59%	69%

The decrease in total gross profit and total gross profit as a percentage of total revenue for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, was due primarily to lower license revenue, partially offset by higher service and subscription revenue.

The decrease in service gross profit for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was due primarily to lower service revenue.

The increase in service gross profit for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was due primarily to higher service revenue, partially offset by higher stock compensation expense.

The increase in subscription gross profit and subscription gross profit as a percentage of subscription revenue for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, was due primarily to higher subscription revenue.

The decrease in license gross profit and license gross profit as a percentage of license revenue for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, was due primarily to lower license revenue.

We anticipate total gross profit and total gross profit as a percentage of total revenue to be lower in 2015 than in 2014, reflecting lower projected license revenue partially offset by higher projected service and subscription revenue.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase	Percent Increase
Sales and marketing	$2,309	$1,999	$310	16%	$6,497	$5,930	$567	10%
Sales and marketing (as % of total revenue)	43%	29%			38%	30%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was due primarily to:

•	increased headcount and compensation-related expenses of $0.3 million; partially offset by

•	decreased amortization expense of $0.1 million related to the intangibles acquired in the acquisition of Attributor.

The increase in sales and marketing expenses for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was due primarily to:

•	increased headcount and compensation-related expenses of $0.7 million; partially offset by

•	decreased amortization expense of $0.3 million related to the intangibles acquired in the acquisition of Attributor.

We anticipate sales and marketing expenses in 2015 will be higher than in 2014 as a result of the expansion of our sales and marketing organization to accelerate market development and delivery for Digimarc Discover and Barcode.

Research, development and engineering

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar (Decrease)	Percent (Decrease)
Research, development and engineering	$3,236	$3,499	$(263)	(8)%	$9,345	$10,449	$(1,104)	(11)%
Research, development and engineering (as % of total revenue)	60%	51%			54%	53%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was due primarily to:

•	decreased headcount and compensation-related expenses of $0.1 million; and

•	decreased use of outside contractors and consultants of $0.1 million.

The decrease in research, development and engineering expenses for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was due primarily to:

•	decreased headcount and compensation-related expenses of $0.8 million; and

•	decreased use of outside contractors and consultants of $0.3 million.

We anticipate research, development and engineering expenses in 2015 will be lower than in 2014 as we continue the transition from research and product development to market development and delivery for Digimarc Discover and Barcode.

General and administrative

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar (Decrease)	Percent (Decrease)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar (Decrease)	Percent (Decrease)
General and administrative	$1,847	$2,183	$(336)	(15)%	$6,033	$6,929	$(896)	(13)%
General and administrative (as % of total revenue)	34%	32%			35%	35%

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

The decrease in general and administrative expenses for the three-month period ended September 30, 2015, compared to the corresponding three-month period ended September 30, 2014, was due primarily to decreased stock compensation expense of $0.2 million.

The decrease in general and administrative expenses for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was due primarily to:

•	decreased legal costs of $0.4 million; and

•	decreased stock compensation expense of $0.4 million.

We anticipate general and administrative expenses will be lower in 2015 than in 2014, primarily reflecting lower legal costs and stock compensation expense. We will continue to examine means to reduce general and administrative expenses in the longer term.

Intellectual property

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar (Decrease)	Percent (Decrease)
Intellectual property	$367	$366	$1	0%	$1,025	$1,287	$(262)	(20)%
Intellectual property (as % of total revenue)	7%	5%			6%	7%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	consulting costs related to marketing our intellectual property portfolio;

•	charges to write-off previously capitalized patent costs for patent assets we abandon; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to Intellectual Ventures that are allocated to cost of revenue.

The decrease in intellectual property expenses for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, was due primarily to:

•	decreased consulting fees of $0.2 million for a third party intellectual property marketing study performed in 2014; and

•	decreased headcount and compensation-related expenses of $0.2 million; partially offset by

•	increased write-off of abandoned patent costs of $0.1 million.

We anticipate intellectual property expenses will be lower in 2015 than in 2014, primarily as a result of the third party intellectual property marketing study performed in 2014 that is not planned to reoccur in 2015 and lower headcount.

Stock-based compensation

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$171	$131	$40	31%	$569	$402	$167	42%
Sales and marketing	251	187	64	34%	585	504	81	16%
Research, development and engineering	396	363	33	9%	1,011	1,083	(72)	(7)%
General and administrative	485	688	(203)	(30)%	1,487	1,844	(357)	(19)%
Intellectual property	74	85	(11)	(13)%	205	252	(47)	(19)%

Total	$1,377	$1,454	$(77)	(5)%	$3,857	$4,085	$(228)	(6)%

Stock-based compensation expense decreased for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, as all outstanding stock options were fully vested by January 2015. We anticipate incurring an additional $10,380 in stock-based compensation expense through September 2019 for unvested restricted stock awards as of September 30, 2015.

Other income, net

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Dollar Increase	Percent Increase	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase	Percent Increase
Other income, net	$29	$3	26	867%	$84	$50	34	68%
Other income, net (as % of total revenue)	1%	0%			0%	0%

The increase in other income, net for the three- and nine-month periods ended September 30, 2015, compared to the corresponding three- and nine-month periods ended September 30, 2014, was primarily due to higher interest income as a result of higher cash balances.

Income Taxes

The (provision) benefit for income taxes reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the nine-months ended September 30, 2015 and 2014 was 0% and 40%, respectively. The effective tax rate was 0% for the nine-months ended September 30, 2015 because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of September 30, 2015 was $12,092, an increase of $4,804 from $7,288 as of December 31, 2014.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2015, and largely due to the cumulative loss incurred by us over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets.

Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
Working capital	$45,130	$40,440
Current ratio (1)	14.1:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$43,037	$38,323
Long-term marketable securities	$—	$749
Total cash, cash equivalents and all marketable securities	$43,037	$39,072

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $4.0 million increase in cash, cash equivalents and marketable securities resulted primarily from:

•	proceeds from the issuance of common stock;

•	cash flows provided by the net maturity of marketable securities; and

•	proceeds from stock option exercises; partially offset by

•	cash used in operations;

•	purchases of common stock related to the vesting of restricted stock; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include corporate notes, federal agency notes, commercial paper and pre-refunded municipal bonds. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

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

Operating Cash Flow.

The components of operating cash flows were:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(12,631)	$(6,651)	$(5,980)	(90)%
Non-cash items	5,597	2,822	2,775	98%
Changes in operating assets and liabilities	8	(2,077)	2,085	100%

Net cash used in operating activities	$(7,026)	$(5,906)	$(1,120)	(19)%

Cash flows used in operating activities for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, increased by $1.1 million, primarily as the result of a higher net loss, partially offset by higher non-cash items and changes in operating assets and liabilities. The increase from non-cash items primarily reflects no income tax benefits recorded during the nine-months ended September 30, 2015 due to the full valuation allowance recorded on deferred tax assets. The impact from changes in operating assets and liabilities for the nine-month period was primarily due to changes in other current assets.

Cash flows from investing activities for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, decreased by $7.2 million from $7.2 million to $0.0 million, as a result of lower net maturities of marketable securities partially offset by lower purchases of property and equipment and capitalized patent costs.

Cash flows from financing activities for the nine-month period ended September 30, 2015, compared to the corresponding nine-month period ended September 30, 2014, increased by $14.8 million from $2.4 million used to $12.4 million provided, primarily as a result of cash proceeds from the issuance of common stock, net of issuance costs and no cash dividends paid in 2015.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $30 million was allocated for sale under the Equity Distribution Agreement entered into with Wells Fargo Securities, LLC in August 2014. As of September 30, 2015, we had sold 1,026,164 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29.3 million of cash proceeds, net of sales commissions of $0.7 million, and we paid $0.4 million in stock issuance costs. There are no shares remaining to be sold under the Equity Distribution Agreement.

We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

In July 2015, we entered into an amendment with the landlord of our corporate offices in Beaverton, Oregon to extend the lease term through March 2024 for rent payments totaling $5.5 million, payable in monthly installments.

In February 2015, we entered into a new facilities lease agreement in San Mateo, California with a lease term through March 2020 for rent payments totaling $1.0 million, payable in monthly installments.

The following table presents our contractual obligations as of September 30, 2015:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total operating lease obligations	$7,361	$1,070	$1,524	$1,864	$2,903

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed above and in our 2014 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three-months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2014 Annual Report. The risks and uncertainties described in our 2014 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2015, there have been no material changes to the risk factors set forth in our 2014 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares from time to time.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended September 30, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1
July 1, 2015 to July 31, 2015	503	$43.24	—	$—
Month 2
August 1, 2015 to August 31, 2015	20,348	$37.60	—	$—
Month 3
September 1, 2015 to September 30, 2015	336	$35.12	—	$—

Total	21,187	$37.69	—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon the vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Second Amendment to Lease, dated as of July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2015	DIGIMARC CORPORATION

	By:	/S/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)