Form 10-K
period 2015-12-31
Digimarc CORP
filed 2016-02-25
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2015), was approximately $371 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 16, 2016, 9,072,067 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2016 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables may not foot due to rounding.

Digimarc, Digimarc Discover and Guardian are registered trademarks of Digimarc Corporation. This Annual Report on Form 10-K also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed the Digimarc Discover® and Digimarc Barcode Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

The Intuitive Computing Platform has a proprietary foundation in a signal processing innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and many physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. We refer to the embedded information as the Digimarc Barcode. This digital information can be detected and read by a wide range of computers, smartphones and other digital devices.

Our inventions allow our business partners and customers to provide persistent digital identities for any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images. The inclusion of these digital signals enables a wide range of improvements in security and media management, and new business models for distribution and consumption of media content. Over the years our enabling software and business processes, and associated intellectual property portfolio have grown to encompass many related technologies.

We provide solutions directly and through our business partners. Our inventions provide a powerful element of document security, giving rise to a long-term relationship with a consortium of central banks (“Central Banks”), and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-books and printed materials. Digimarc Barcodes have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

In October 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 of the 1,200 patents and applications held by us at the time the agreement was entered into, as noted below in the section titled “Technology and Intellectual Property.” Many of the patents licensed to IV have expired, and there are only a few pending applications on file, resulting in a decline in the number of licensed patents to approximately 600. This trend will continue.

Digimarc Barcodes are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable visual space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its seamless multi-model use of various content identification technologies as needed, including Digimarc Barcode when present.

Banknote counterfeit deterrence was the first commercially successful large scale use of our technologies. Innovations based on our existing digital watermarking technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, our business partners, under patent or technology licenses from us, are delivering digital watermarking solutions to track and monitor the distribution of music, images, television and movies to consumers. In November of 2007, we announced a relationship with The Nielsen Company (US) LLC (“Nielsen”) to license our patents in support of Nielsen’s industry leading television audience measurement solutions. In December 2012, we entered into a renewal and extension through 2024 of the Counterfeit Deterrence System Development and License Agreement with the Central Banks, with a 5-year extension option.

We introduced Digimarc Barcodes for use in consumer product packaging in 2014. These Digimarc Barcodes can contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Since then additional scanner vendors and other channel partners have announced support for the platform. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

Financial Information About Geographic Areas

Financial information about geographic areas is included in Note 4 of our Notes to Consolidated Financial Statements.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from development services, subscriptions for products and services, and licensing of our technology and patents. During 2015, we generated the majority of our revenue from development services under a long-term contract with the Central Banks, subscriptions to our anti-piracy and copyright protection services, and royalties from Civolution.

In 2015, revenue from government contracts accounted for 59% of our total revenue. Central Banks accounted for substantially all revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option years. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

Information about customers that accounted for 10% or more of revenue in the last three years is included in Note 4 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology and patent inventions to other solution providers. Our largest government customer is the Central Banks, with whom we have for the last 17 years been developing, deploying, supporting and continuing to enhance a system to deter digital counterfeiting of currency using personal computers and digital reprographics. We license primarily to commercial entities who use our technology and patented inventions in the media and entertainment industry. Commercial customers use a range of solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on digital watermarking as a cost-effective means to:

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

We introduced Digimarc Barcodes to the retail industry in 2014. Digimarc Barcodes contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in Automatic Data Capture and Industrial Automation markets and producer of barcode readers, in bringing the Digimarc Barcode to the market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Since then additional scanner vendors and other channel partners have announced support for the platform. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

The market for patent licensing has become more challenging in recent years. As a result, we have shifted our focus from direct monetization via enforcement and licensing to:

•	facilitating progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing;

•	effectively monetize our patent assets;

•	encouraging large scale adoption of our technologies by industry leaders;

•	improving our financial performance by enhancing our competitive differentiation;

•	increasing the scale and rate of growth of our products and services business; and

•	laying a foundation for continuing innovation.

Current patent licensees include, among others, IV, Nielsen, Verance, Civolution, Overdrive, AlpVision SA, Monic, Signum Technologies and Verimatrix.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and business processes.

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

Our patent portfolio contains many innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,150 U.S. and foreign patents and pending patent applications as of December 31, 2015. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2015 will generate a minimum of $28 million in revenue. We expect approximately $15 million of this amount to be recognized as revenue during 2016.

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

Employees

At December 31, 2015, we had 166 full-time employees, including 53 in sales, marketing, technical support and customer support; 83 in research, development and engineering, including intellectual property; and 30 in finance, administration, information technology and legal.

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

RISKS RELATED TO OUR BUSINESS

(1) As a purveyor of disruptive technology, if our channel partners and potential customers defer or delay adopting and implementing the technology, or if competitors or other market participants successfully engage in campaigns to discredit our technology, our revenues will be deferred and delayed. In addition, there are new and expanded components of our revenue engine that will need to be tested and proven.

While the Company’s legacy business remains strong, our primary engines of growth—Digimarc Discover® and Digimarc Barcode—are subject to the market forces and adoption curves common to other disruptive technologies. The market is in early stages of development. The revenue model anticipates annual subscriptions are the primary source of income. If adoption takes longer than anticipated, operating losses will continue.

We expect competing technologies to compete vigorously in the marketplace, and to fight to preserve their market share. While we believe that our technology can do what theirs can do—only better, cheaper and faster—to the extent they succeed in defending their position, our ability to achieve profitable operations will be impeded.

With respect to our Digimarc Discover and Digimarc Barcode growth and prospects, our three major avenues for revenue generation include direct sales, web sales, and channel partners. Our growing direct sales force is relatively new, with an average tenure of less than one year with the Company. The redesign of our website to facilitate web-based sales is evolving. Most of our channel partners are new. Thus, the engine of growth for revenues is new and unproven. We are executing strategies intended to make each of these means of revenue generation effective. We face many obvious challenges.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by channel partners to their members and customers, and implementation of our technology in solutions propagated by channel partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners involved in Digimarc Discover and Digimarc Barcode. In recent months, we have entered into agreements with numerous channel partners to propagate and support Digimarc Barcode and Digimarc Discover, including brand deployment and pre-media service providers Southern Graphics Systems, LLC and Schawk, who will offer Digimarc Barcode services to national and store brand owners and consumer products suppliers; HP, Inc., who can perform large scale serialization of unique identifiers; Perrigo Company, the world’s largest manufacturer of over-the-counter pharmaceutical products for the store brand market, to improve point-of-sale efficiency for retailers and provide consumers easier access to product information from enabled ‘smart’ labels; and platforms which provide unprecedented consumer engagement via smartphones, such as Shazam Entertainment Limited and Powa Technologies Group PLC. Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, announced a broad collaboration to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US will educate, train and provide access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US intend to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes.

If our channel partners are not successful in advocating and deploying our technology, we may not be able to achieve and sustain profitable operations. If other business partners who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology and increasing revenues will be adversely affected. Consequently, our ability to increase revenue could be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek and employ alternative technologies.

(3) If leading companies in the retail and consumer products industries or standard-setting bodies or institutions downplay, minimize or reject the use of our technology, deployment may be slowed and we may be unable to achieve or sustain profitable operations.

Many of our business endeavors, including the Digimarc Barcode, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by such companies, bodies or institutions, could result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

(4) We are subject to risks encountered by companies developing and relying upon new technologies, products and services to achieve and sustain profitable operations.

Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technology, products and services are exposed. These risks include the following:

•	we may be unable to develop sources of new revenue or sustainable growth in revenue because our current and anticipated technologies, products and services may be inadequate or may be unable to attract or retain customers;

•	intense competition and rapid technological change could adversely affect the market’s acceptance of our existing and new products and services;

•	we may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent which may cause our products and services to be less sustainable and competitive or which could make it harder for us to expand our revenue and business; and

•	our licensees may not be able to successfully enter new markets or grow their businesses, limiting royalties paid to us.

Some key technologies and solutions of our patent or technology licensees are in the development stage. Consequently, products incorporating our technology and solutions are undergoing technological change and are in the early stages of introduction in the marketplace. Delays in the adoption of these products or adverse competitive developments may result in delays in the development of new revenue sources or the growth in our existing revenue streams. We may be required to incur unanticipated expenditures if product changes or improvements are required. Moreover, new industry standards might redefine the products that we or our licensees are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products by us or our licensees and achieving or sustaining profitability from these products could be delayed or halted.

(5) A significant portion of our current and potential future revenue is subject to commercial and government contracts and development of new markets that may involve unpredictable delays and other unexpected changes. Such volatility and uncertainty might limit our actual revenue in any given quarter or year.

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

We are expanding into new markets, which involve inherent risk and unpredictability. In recent years, particularly with the proliferation of smartphones and increased consumer demands for product information, we have investigated other technologies that may provide attractive future opportunities, for example, in the packaging and publishing markets. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the watermarking field. We also lack the size and scale typical of contractors providing products and services to the federal government. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned in these other disciplines. Accordingly, it may be difficult for us to replicate our watermarking success in other technologies we might pursue.

(6) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 71% of our revenue for the year ended December 31, 2015. In our legacy business, most revenue came from long-term contracts generally having terms of at least three to five years, with some licenses for the life of the associated patents, which could be up to 20 years. The agreements with our licensees generally provide for minimum and/or variable payment obligations. The minimum license fee payment obligations under our license agreement with IV ended in 2013 and all payment obligations under our license agreements with Nielsen and Verance ended in 2014. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) Although profitable in prior years, we were not profitable in 2013, 2014 or 2015 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2013, 2014 and 2015 largely due to increased levels of investments in our business to support product development and sales growth initiatives, concurrent with the scheduled completion of the quarterly license fee payments from IV in 2013 and Nielsen in 2014.

Returning to and maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks and acquiring new customers for Digimarc Discover, Digimarc Barcode and Guardian. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins and profitability.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may or may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2015 and concluded there was no impairment. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weight all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. We recorded a $6.8 million non-cash income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized. As of December 31, 2015 we determined a full valuation allowance was still appropriate.

(8) We may be adversely affected by variability of contracted arrangements.

We periodically agree to modify the terms of contractual arrangements with our customers, partners and licensees in response to changes in circumstances underlying the original contractual arrangements, and it is likely that we will do so in the future. As a result of this practice, the terms of our contractual arrangements with our customers, partners and licensees may vary over time and, depending on the particular modification, could have a material adverse effect on our financial position, results of operations or cash flows.

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

(9) The market for our products is highly competitive, and alternative technologies or larger companies that compete with us may be more successful than us in gaining market share, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies, including some of our customers and licensees. We also may face competition from unexpected sources.

Alternative technologies that may directly or indirectly compete with particular applications of our watermarking technologies include:

•	Traditional anti-counterfeiting technologies—a number of solutions used by many government agencies (that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

•	Image recognition—one or several pre-specified or learned objects or object classes that can be recognized, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene, such as Amazon Firefly or Qualcomm Vuforia, which provides a stand-alone program illustration of this function;

•	Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, used in some photo identification credentials, labels and tags;

•	Internet technologies—numerous existing and potential Internet access and search methods are competitive with Digimarc Mobile systems and the searching capabilities of Guardian;

•	Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to identify an image or track, or authenticate the image or track; and

•	Barcodes or QR codes—data-carrying codes, typically visible in nature (but may be invisible if printed in ultraviolet- or infrared-responsive inks).

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

(10) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

We believe that revenue from sales of products and services to commercial, governmental and other customers outside the U.S. could represent a growing percentage of our total revenue in the future. Digimarc Discover is not bounded geographically, and we believe Digimarc Barcode will see global deployment. As such, certain contracts will be made and performed, in whole or in part, outside of the U.S. Similarly, for Guardian, we perform certain functions in various jurisdictions outside of the U.S. International operations are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., or expose us to additional expense or liabilities, including the following:

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

(12) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We acquired Attributor Corporation (“Attributor”) in December 2012, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

(13) (a) We may not be able to adequately secure patent or other protection for our technologies.

Our business depends in part on securing protection for our proprietary technology and successfully licensing our technology to third parties. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Although we regularly apply for patents to protect our intellectual property, there is no guarantee that we will secure protection for any particular technology we develop.

Changes in the U.S. and foreign patent laws, or in the interpretation of existing laws, may adversely affect our ability to secure or enforce patents. An example is the Supreme Court’s decision in the Alice Corp. v. CLS Bank case relating to patent eligibility of computer implemented inventions. Another example is the America Invents Act of 2011, which codifies several significant changes to the U.S. patent laws, including the creation of a post-grant review process to challenge patents after they have issued. Third parties may petition the U.S. Patent and Trademark Office or comparable government authorities in other jurisdictions to review and reconsider the patentability of any of our inventions claimed in our issued patents. Any such proceeding may result in one or more of our patents becoming more limited, or being invalidated altogether.

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to develop our patent portfolio, but we cannot assure you that we will be able to exploit newer patents to the extent that we have our earlier patents.

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

We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our patents or other intellectual property rights.

(b) We may not be successful in enforcing our intellectual property rights against third parties.

Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us and cause us other harm. If we encounter a company that we believe is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party. If we try and are unable to negotiate a license or secure the agreement of such alleged infringing party to cease its activities, we must make decisions as to how best to enforce our intellectual property rights.

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

Also, enforcement of patent protection throughout the world is generally established on a country-by-country basis and we may not have as much success enforcing our patents in foreign jurisdictions.

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

Some of our business involves embedding digital watermarks in traditional and digital media, including consumer product packaging and related marketing materials, secure documents, audio, video and imagery, and licensing our intellectual property. Our revenues result from a combination of development, consulting, subscription and license fees from a variety of media identification and management applications. We launched Digimarc Discover in 2011 and the Digimarc Barcode in 2014, both of which incorporate new business and pricing models. We have not fully developed revenue models for some applications and licensing endeavors. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

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

Products and services as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes limited and may not be enforceable in every instance. If a court refuses to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise that were not contractually limited or adequately covered by insurance, the expense associated with defending these actions or paying the resultant claims could be significant.

(19) The security systems used in our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

Our business relies on computers and other information technologies, both internal and at customer locations. The protective measures that we use may not prevent all security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from these events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Any protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

(20) We may experience outages and disruptions of our infrastructure that may harm our business, prospects, financial condition and results of operations.

We may be subject to outages or disruptions of our infrastructure, including information technology system failures and network disruptions. Substantially all of our computer and communications hardware is located at a single facility, our corporate headquarters in Beaverton, Oregon. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

If a natural disaster, cyber incident, weather event, power disruption, telecommunication failure, act of terrorism or other event that prevented us from using all or a significant portion of our facility were to occur, and/or damage critical infrastructure, it could harm our ability to conduct normal business operations.

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

(23) Our common stock price may increase or decrease on material news or developments.

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

Our articles of incorporation and bylaws and Oregon law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include supermajority voting requirements for shareholders to amend our organizational documents and limitations on actions by our shareholders by written consent. In addition, our Board of Directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. In July 2008, our Board of Directors adopted a rights agreement pursuant to which one one-hundredth (1/100) of a preferred stock purchase right will be issued for each outstanding share of our common stock. In general terms, our rights agreement works by imposing a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our Board of Directors. Oregon law also restricts the ability to vote shares of stock acquired in a transaction that causes the acquiring person to control at least one-fifth, one-third or one-half of the votes entitled to be cast in the election of directors (a “control share acquisition”). Shares acquired in a control share acquisition have no voting rights except as authorized by a vote of the shareholders. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We lease our principal administrative, marketing, research, and intellectual property development facility, which is approximately 47,000 square feet in size and located in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of our corporate offices in Beaverton, Oregon to extend the lease term through March 2024 for rent payments totaling $5.5 million, payable in monthly installments.

In February 2015, we entered into a new facilities lease agreement for a facility in San Mateo, California, which is approximately 5,400 square feet in size, with a lease term through March 2020 for rent payments totaling $1.0 million, payable in monthly installments.

See Note 8 of our Notes to Consolidated Financial Statements for further lease related disclosures.

ITEM 3:	LEGAL PROCEEDINGS

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $29.60 on February 16, 2016. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	Year Ended December 31,
	2015		2014
	High	Low	High	Low
First quarter	$29.71	$21.37	$36.93	$18.97
Second quarter	$45.43	$20.90	$37.00	$28.78
Third quarter	$49.25	$29.88	$34.91	$19.90
Fourth quarter	$39.34	$21.80	$31.36	$20.04

At February 16, 2016, we had 245 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

During the years ended December 31, 2015 and 2014, our Board of Directors declared and paid the following dividends per common share (in thousands, except per share data):

Declaration Date	Dividend Per Common Share	Record Date	Total Amount	Payment Date
April 23, 2014	$0.11	May 5, 2014	$830	May 12, 2014
February 20, 2014	$0.11	March 3, 2014	$824	March 10, 2014

In August 2014, we entered into an Equity Distribution Agreement, whereby we could sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC received from us a commission equal to 2.50% of the gross sales of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of December 31, 2015, the Company had sold 1,026,164 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29,300 of cash proceeds, net of sales commissions of $700, and paid $415 in stock issuance costs. There are no shares remaining to be sold under the Equity Distribution Agreement.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2015:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
October 1, 2015 to October 31, 2015	1,809	$32.28	—	$0.0 million
Month 2
November 1, 2015 to November 30, 2015	21,145	$26.06	—	$0.0 million
Month 3
December 1, 2015 to December 31, 2015	—	$—	—	$0.0 million

Total	22,954	$26.55	—	$0.0 million

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested in our common stock on December 31, 2010 and in each of the two indices at the closing price on that date, and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenue, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

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

The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2015, which has been derived from audited financial statements as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Statement of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenue	$22,189	$25,658	$34,964	$44,375	$36,039
Gross profit percentage	60%	67%	77%	85%	81%
Operating income (loss)	$(17,977)	$(15,223)	$(2,412)	$14,594	$6,389
Net income (loss)	$(17,934)	$(15,820)	$(507)	$8,272	$5,656
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(2.19)	$(2.22)	$(0.10)	$1.16	$0.84
Earnings (loss) per common share—diluted	$(2.19)	$(2.22)	$(0.10)	$1.12	$0.76
Weighted average common shares outstanding—basic (in thousands)	8,198	7,187	6,866	6,757	6,741
Weighted average common shares outstanding—diluted (in thousands)	8,198	7,187	6,866	6,989	7,430
Cash dividends declared per common share	$—	$0.22	$0.44	$0.33	$—

Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
Cash, cash equivalents and short-term marketable securities	$36,187	$38,323	$29,662	$32,269	$25,663
Long-term marketable securities	$2,999	$749	$5,302	$6,787	$7,715
Total assets	$56,364	$57,416	$57,197	$57,331	$45,793
Long-term liabilities	$226	$203	$496	$673	$464
Redeemable preferred stock	$50	$50	$50	$50	$50

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included at the end of this discussion, under the caption “Forward-Looking Statements,” and Item 1A, “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables included in this section may not foot due to rounding.

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed the Digimarc Discover® and Digimarc Barcode Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces, into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products, including Digimarc Discover, Digimarc Barcode and Guardian, and to continue to expand our intellectual property portfolio.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related fields, with approximately 1,150 U.S. and foreign patents and pending patent applications as of December 31, 2015. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

Revenue recognition: We account for customer arrangements that encompass multiple deliverables, such as patent licenses, professional services, software licenses, and maintenance and support fees, under ASC 605-25 “Multiple-Element Arrangements.” For arrangements that include multiple deliverables, we identify and divide the deliverables into separate units of accounting at inception if certain criteria are met. We apply ASC 985 to software deliverables when relevant. The consideration for the arrangements under ASC 605-25 is allocated to the separate units of accounting using the relative selling price method.

The relative selling price method allocates the consideration based on our specific assumptions rather than assumptions of a marketplace participant, and any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

Applicable revenue recognition criteria are considered separately for each separate unit of accounting as follows:

•	Service revenue is generally determined based on time and materials. Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•	Subscription revenue, which includes Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

•	License revenue is recognized when amounts owed to Digimarc have been earned, are fixed or determinable (within our normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond our normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	We record revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•	Our standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond our standard payment terms, primarily because of the risk of substantial modification present in our patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

Goodwill: We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

In connection with our annual impairment test of goodwill as of June 30, 2015 and 2014, we concluded that there was no impairment because the estimated fair value of our single reporting unit substantially exceeded the carrying value.

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

We evaluated our long-lived assets for impairment as of December 31, 2015 and 2014 and concluded there was no impairment.

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

We recorded a $6.8 million non-cash income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets. As of December 31, 2015, we determined a full valuation allowance was still appropriate.

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

Results of Operations—the Years Ended December 31, 2015 and December 31, 2014

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue:
Service	$12,517	$11,727
Subscription	6,377	6,203
License	3,295	7,728

Total revenue	22,189	25,658
Cost of revenue:
Service	5,488	5,077
Subscription	3,113	3,020
License	346	334

Total cost of revenue	8,947	8,431
Gross profit	13,242	17,227
Operating expenses:
Sales and marketing	9,275	7,974
Research, development and engineering	12,465	13,711
General and administrative	7,954	8,972
Intellectual property	1,525	1,793

Total operating expenses	31,219	32,450

Operating loss	(17,977)	(15,223)

Other income, net	109	55

Loss before income taxes	(17,868)	(15,168)
Provision for income taxes	(66)	(652)

Net loss	$(17,934)	$(15,820)

	Year Ended December 31, 2015	Year Ended December 31, 2014
	Percentages are percent of total revenue
Revenue:
Service	56%	46%
Subscription	29	24
License	15	30

Total revenue	100	100
Cost of revenue:
Service	25	20
Subscription	14	12
License	2	1

Total cost of revenue	40	33
Gross profit	60	67
Operating expenses:
Sales and marketing	42	31
Research, development and engineering	56	53
General and administrative	36	35
Intellectual property	7	7

Total operating expenses	141	126

Operating loss	(81)	(59)

Other income, net	—	—

Loss before income taxes	(81)	(59)
Provision for income taxes	—	(3)

Net loss	(81)%	(62)%

Summary

In 2014, we increased our level of investment in sales and marketing to expand our sales organization. In 2015, we made additional investments in sales and marketing to further expand our sales and marketing organizations to accelerate market development and delivery of Digimarc Discover and Digimarc Barcode.

Total revenue decreased $3.5 million or 14% to $22.2 million, reflecting lower license revenue of $4.4 million primarily due to the end of royalty payments from Verance Corporation (“Verance”) in the fourth quarter of 2014 and license payments from The Nielsen Company (“Nielsen”) in the first quarter of 2014, partially offset by growth in service and subscription revenue.

Total operating expenses decreased 4% to $31.2 million, reflecting lower spending in research, development and engineering, general and administrative and intellectual property, partially offset by higher investment in sales and marketing as we focus on market development and delivery for Digimarc Discover and Digimarc Barcode.

Revenue

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$12,517	$11,727	$790	7%
Subscription	6,377	6,203	174	3%
License	3,295	7,728	(4,433)	(57)%

Total	$22,189	$25,658	$(3,469)	(14)%

Revenue (as % of total revenue):
Service	56%	46%
Subscription	29%	24%
License	15%	30%

Total	100%	100%

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

The increase in service revenue was primarily due to higher billable rates under our agreement with the Central Banks and increased program work with a government agency contractor.

Subscription. Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue was primarily from software license fees, recognized over the associated 12-month support period, and growth in Digimarc Barcode revenue, partially offset by lower Guardian revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue was primarily due to the end of royalty payments from Verance in the fourth quarter of 2014 and license payments from Nielsen in the first quarter of 2014.

Revenue by geography

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Decrease	Percent Decrease
Revenue by geography:
Domestic	$6,304	$9,596	$(3,292)	(34)%
International	15,885	16,062	(177)	(1)%

Total	$22,189	$25,658	$(3,469)	(14)%

Revenue (as % of total revenue):
Domestic	28%	37%
International	72%	63%

Total	100%	100%

The decrease in domestic revenue was primarily due to the end of royalty payments from Verance in the fourth quarter of 2014 and license payments from Nielsen in the first quarter of 2014, partially offset by higher domestic service and subscription revenue.

The decrease in international revenue was primarily due to lower international license revenue and lower Guardian revenue from international customers, partially offset by higher service revenue from the Central Banks.

Cost of revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;

•	cost of outside contractors that provide operational support;

•	amortization of existing technology acquired in the acquisition of Attributor Corporation (“Attributor”);

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross profit

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$7,029	$6,650	$379	6%
Subscription	3,264	3,183	81	3%
License	2,949	7,394	(4,445)	(60)%

Total	$13,242	$17,227	$(3,985)	(23)%

Gross Profit (as % of related revenue component):
Service	56%	57%
Subscription	51%	51%
License	89%	96%
Total	60%	67%

The decrease in total gross profit was due primarily to lower license revenue, partially offset by higher service and subscription revenue.

The change in service gross profit as a percentage of service revenue was insignificant.

The change in subscription gross profit as a percentage of subscription revenue was insignificant.

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

Sales and marketing

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Increase	Percent Increase
Sales and marketing	$9,275	$7,974	$1,301	16%
Sales and marketing (as % of total revenue)	42%	31%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was due primarily to:

•	increased headcount and compensation-related expenses of $1.1 million;

•	increased charges for infrastructure and centralized costs of $0.5 million primarily related to increased headcount; partially offset by

•	decreased amortization expense of $0.4 million related to the intangibles acquired in the acquisition of Attributor.

Research, development and engineering

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Decrease	Percent Decrease
Research, development and engineering	$12,465	$13,711	$(1,246)	(9)%
Research, development and engineering (as % of total revenue)	56%	53%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:

•	investigation of new watermarking algorithms to increase robustness and/or computational efficiency;

•	mobile device usage models and imaging sub-systems in camera-phones;

•	industry conference participation and authorship of papers for industry journals;

•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;

•	research in multi-spectral analyses, machine learning, barcodes, QR codes, fingerprinting, and other content identification technologies;

•	metadata ranking algorithms for matching Internet file content against reference database; and

•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.

•	Platform Development:

•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;

•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);

•	embedded systems platform creation and tuning for barcode scanners and machine vision environments;

•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and

•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:

•	deliver and enhance the Digimarc Barcode;

•	maintaining the Digimarc Barcode Manager to provide campaign management and routing services for the Digimarc Discover platform;

•	maintaining the web-hosted image watermark embedder in support of Digimarc Discover platform;

•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;

•	real-time analytics portal to support anti-piracy services for the book industry; and

•	consumer book discovery application based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses was due primarily to:

•	decreased headcount and compensation-related expenses of $1.0 million; and

•	decreased use of outside contractors, consultants, and professional services of $0.3 million.

General and administrative

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Decrease	Percent Decrease
General and administrative	$7,954	$8,972	$(1,018)	(11)%
General and administrative (as % of total revenue)	36%	35%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources;

•	costs associated with being a public company; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in general and administrative expenses was due primarily to:

•	decreased stock compensation expense of $0.5 million; and

•	decreased legal costs of $0.4 million.

Intellectual property

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Decrease	Percent Decrease
Intellectual property	$1,525	$1,793	$(268)	(15)%
Intellectual property (as % of total revenue)	7%	7%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;

•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;

•	consulting costs related to marketing our intellectual property portfolio;

•	charges to write-off previously capitalized patent costs for patent assets we abandon; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on:

•	the level of capitalized patent activity, and

•	direct labor hours (compensation, benefits and incentive compensation) related to the patents that were exclusively licensed to Intellectual Ventures that are allocated to cost of revenue.

The decrease in intellectual property expenses was due primarily to:

•	decreased headcount and compensation-related expenses of $0.2 million; and

•	decreased consulting fees of $0.2 million for a third party intellectual property marketing study performed in 2014; partially offset by

•	increased write-off of abandoned patent costs of $0.2 million.

Stock-based compensation

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$740	$545	$195	36%
Sales and marketing	775	674	101	15%
Research, development and engineering	1,308	1,406	(98)	(7)%
General and administrative	1,978	2,454	(476)	(19)%
Intellectual property	276	324	(48)	(15)%

Total	$5,077	$5,403	$(326)	(6)%

Stock-based compensation expense decreased as all outstanding stock options were fully vested by January 2015, which was partially offset by expense on new hire stock grants. We anticipate incurring an additional $9,549 in stock-based compensation expense through December 2019 for unvested restricted stock awards as of December 31, 2015.

Other income, net

	Year Ended December 31, 2015		Year Ended December 31, 2014		Dollar Increase	Percent Increase
Other income, net	$109		$55		$54	98%
Other income, net (as % of total revenue)		*		*

*	Less than 1%

The increase in other income, net was primarily due to higher interest income as a result of higher cash balances.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes.

For the year ended December 31, 2015, we recognized an income tax provision of $0.1 million on a pretax loss of $17.9 million, resulting in an effective tax rate of 0%. The valuation allowance against deferred tax assets as of December 31, 2015 was $15.4 million, an increase of $8.1 million from $7.3 million as of December 31, 2014. We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2015, and largely due to the cumulative loss incurred by us over the previous three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2014, we recognized an income tax provision of $0.7 million on a pretax loss of $15.2 million, resulting in an effective tax rate of (4%). The income tax provision included a $6.8 million non-cash charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets.

Results of Operations—the Years Ended December 31, 2014 and December 31, 2013

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue:
Service	$11,727	$11,631
Subscription	6,203	5,591
License	7,728	17,742

Total revenue	25,658	34,964
Cost of revenue:
Service	5,077	5,327
Subscription	3,020	2,491
License	334	387

Total cost of revenue	8,431	8,205
Gross profit	17,227	26,759
Operating expenses:
Sales and marketing	7,974	6,144
Research, development and engineering	13,711	12,274
General and administrative	8,972	9,624
Intellectual property	1,793	1,129

Total operating expenses	32,450	29,171

Operating loss	(15,223)	(2,412)

Other income, net	55	109

Loss before income taxes	(15,168)	(2,303)
(Provision) benefit for income taxes	(652)	1,796

Net loss	$(15,820)	$(507)

	Year Ended December 31, 2014	Year Ended December 31, 2013
	Percentages are percent of total revenue
Revenue:
Service	46%	33%
Subscription	24	16
License	30	51

Total revenue	100	100
Cost of revenue:
Service	20	15
Subscription	12	7
License	1	1

Total cost of revenue	33	23
Gross profit	67	77
Operating expenses:
Sales and marketing	31	18
Research, development and engineering	53	35
General and administrative	35	28
Intellectual property	7	3

Total operating expenses	126	83

Operating loss	(59)	(7)

Other income, net	—	—

Loss before income taxes	(59)	(7)
(Provision) benefit for income taxes	(3)	5

Net loss	(62)%	(1)%

Summary

In 2013, we increased the level of our investments in our product development and sales growth initiatives, primarily through hiring additional engineering and sales personnel. These initiatives included developing and marketing Digimarc Discover, Digimarc Barcode and other aspects of our Intuitive Computing Platform as well as further developing our retained patent assets and exploring strategic opportunities in the mobile payments market. In 2014, we continued these investments and made additional investments to expand our sales organization and expand the Guardian product offering.

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

The increase in subscription revenue was due primarily to higher sales of our Digimarc Discover, Digimarc Barcode and Guardian products and services.

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

The decrease in total gross profit was due primarily to lower license revenue.

The increase in service gross profit as a percentage of service revenue was due primarily to higher billable rates under our contract with the Central Banks.

The decrease in subscription gross profit as a percentage of subscription revenue was due primarily to higher contractor costs to support new Guardian customers.

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

Provision (benefit) for income taxes

For the year ended December 31, 2014, we recognized an income tax provision of $0.7 million on a pretax loss of $15.2 million, resulting in an effective tax rate of (4%). The income tax provision included a $6.8 million non-cash charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets. A full valuation allowance was recorded largely due to the cumulative loss we have incurred over the previous three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets.

For the year ended December 31, 2013, we recognized an income tax benefit of $1.8 million on a pretax loss of $2.3 million, resulting in an effective tax rate of 78%. The effective tax rate was higher than our statutory tax rate of 39% due to the realization of federal research and experimentation credits for the tax years 2012 and 2013.

Liquidity and Capital Resources

	December 31, 2015	December 31, 2014
Working capital	$37,610	$40,440
Current (liquidity) ratio (1)	9.0:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$36,187	$38,323
Long-term marketable securities	$2,999	$749
Total cash, cash equivalents and all marketable securities	$39,186	$39,072

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $0.1 million increase in cash, cash equivalents and marketable securities at December 31, 2015 from December 31, 2014 resulted primarily from:

•	proceeds from the issuance of common stock; and

•	proceeds from stock option exercises; partially offset by

•	cash used in operations;

•	net purchases of marketable securities;

•	purchases of common stock related to the vesting of restricted stock; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include federal agency notes, U.S. treasuries, corporate notes, pre-refunded municipal bonds, commercial paper and certificates of deposits. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

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

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(17,934)	$(15,820)	$(2,114)	(13)%
Non-cash items	7,503	9,779	(2,276)	(23)%
Changes in operating assets and liabilities	691	(692)	1,383	200%

Net cash used in operating activities	$(9,740)	$(6,733)	$(3,007)	(45)%

	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(15,820)	$(507)	$(15,313)	3020%
Non-cash items	9,779	4,575	5,204	114%
Changes in operating assets and liabilities	(692)	(595)	(97)	(16)%

Net cash provided by (used in) operating activities	$(6,733)	$3,473	$(10,206)	(294)%

Cash flows used in operating activities in 2015 compared to 2014 increased by $3.0 million, primarily as the result of a higher net loss and lower non-cash items, partially offset by changes in operating assets and liabilities. The decrease in non-cash items reflects the impact of no non-cash charge for deferred income taxes in 2015. The impact from changes in operating assets and liabilities was primarily due to changes in other current assets.

Cash flows from operating activities in 2014 compared to 2013 decreased by $10.2 million, primarily as the result of a higher net loss, partially offset by the increase in non-cash items, primarily the result of a $6.8 million income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets.

Cash flows from investing activities

Cash flows used in investing activities in 2015 compared to 2014 increased by $0.8 million from $4.4 million to $5.2 million, primarily as a result of higher net purchases of marketable securities, partially offset by lower purchases of property and equipment and capitalized patent costs.

Cash flows used in investing activities in 2014 compared to 2013 increased by $2.7 million from $1.7 million to $4.4 million, primarily as a result of higher net purchases of marketable securities.

Cash flows from financing activities

Cash flows from financing activities in 2015 compared to 2014 decreased by $1.4 million from $13.4 million to $12.0 million, primarily as a result of lower cash proceeds from the issuance of common stock, partially offset by no cash dividends paid in 2015.

Cash flows from financing activities in 2014 compared to 2013 increased $18.2 million from $4.8 million of cash used to $13.4 million of cash provided. The increase was primarily the result of cash proceeds from the issuance of common stock, proceeds from stock option exercises and the suspension of quarterly dividends, partially offset by higher stock repurchases to satisfy required tax withholding obligations on restricted stock vesting.

Future cash expectations

In August 2014, we entered into an Equity Distribution Agreement, whereby we could sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC received from us a commission equal to 2.50% of the gross sales of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of December 31, 2015, the Company had sold 1,026,164 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29,300 of cash proceeds, net of sales commissions of $700, and paid $415 in stock issuance costs. There are no shares remaining to be sold under the Equity Distribution Agreement.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $30 million was allocated for sales of shares of our common stock under the Equity Distribution Agreement. We may use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

The following table presents our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total operating lease obligations	$7,079	$841	$1,716	$1,819	$2,703

We cannot make a reasonably reliable estimate of the period of potential cash settlement of our unrecognized tax benefits of $0.4 million and, therefore, have not included the unrecognized tax benefits in the table of contractual obligations as of December 31, 2015.

Off-Balance Sheet Arrangements

Other than the contractual obligations noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	revenue trends and expectations;

•	our future level of investment in our business, including investment in research, development and engineering of products and technology, development and protection of our intellectual property, sales growth initiatives and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

•	capital market conditions, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of Digimarc Discover and Digimarc Barcode;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

We believe that the factors specified above and the risk factors contained in Item 1A, “Risk Factors,” among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2015, we had an investment portfolio of federal agency notes, U.S. treasuries, corporate notes, pre-refunded municipal bonds, commercial paper, certificates of deposit and money market securities, including those classified as cash equivalents, and short- and long-term marketable securities, totaling $38.4 million. The original maturities of our investment portfolio range from 26 to 472 plus days with an average interest rate of 0.66%. If market interest rates were to decrease immediately and uniformly by 10% from levels as of December 31, 2015, the decline of the fair market value of the fixed income portfolio would not be material.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited Digimarc Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 25, 2016

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2016 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(iii)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

DIGIMARC CORPORATION

Date: February 25, 2016	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS Bruce Davis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2016

/S/ CHARLES BECK Charles Beck	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2016

/S/ RICHARD L. KING Richard L. King	Director	February 25, 2016

/S/ WILLIAM J. MILLER William J. Miller	Director	February 25, 2016

/S/ JAMES T. RICHARDSON James T. Richardson	Director	February 25, 2016

/S/ BERNARD WHITNEY Bernard Whitney	Director	February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 25, 2016

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,160	$6,122
Marketable securities	33,027	32,201
Trade accounts receivable, net	4,616	4,545
Other current assets	1,487	2,611

Total current assets	42,290	45,479
Marketable securities	2,999	749
Property and equipment, net	3,010	2,976
Intangibles, net	6,613	6,720
Goodwill	1,114	1,114
Other assets	338	378

Total assets	$56,364	$57,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,657	$1,379
Deferred revenue	3,023	3,660

Total current liabilities	4,680	5,039
Deferred rent and other long-term liabilities	226	203

Total liabilities	4,906	5,242
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2015 and 2014)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 8,919 and 8,427 shares issued and outstanding at December 31, 2015 and 2014, respectively)	9	8
Additional paid-in capital	77,439	60,222
Accumulated deficit	(26,040)	(8,106)

Total shareholders’ equity	51,458	52,174

Total liabilities and shareholders’ equity	$56,364	$57,416

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue:
Service	$12,517	$11,727	$11,631
Subscription	6,377	6,203	5,591
License	3,295	7,728	17,742

Total revenue	22,189	25,658	34,964
Cost of revenue:
Service	5,488	5,077	5,327
Subscription	3,113	3,020	2,491
License	346	334	387

Total cost of revenue	8,947	8,431	8,205
Gross profit	13,242	17,227	26,759
Operating expenses:
Sales and marketing	9,275	7,974	6,144
Research, development and engineering	12,465	13,711	12,274
General and administrative	7,954	8,972	9,624
Intellectual property	1,525	1,793	1,129

Total operating expenses	31,219	32,450	29,171

Operating loss	(17,977)	(15,223)	(2,412)
Other income, net	109	55	109

Loss before income taxes	(17,868)	(15,168)	(2,303)
(Provision) benefit for income taxes	(66)	(652)	1,796

Net loss	$(17,934)	$(15,820)	$(507)

Earnings (loss) per common share:
Loss per common share—basic	$(2.19)	$(2.22)	$(0.10)
Loss per common share—diluted	$(2.19)	$(2.22)	$(0.10)
Weighted average common shares outstanding—basic	8,198	7,187	6,866
Weighted average common shares outstanding—diluted	8,198	7,187	6,866
Cash dividends declared per common share	$—	$0.22	$0.44

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	10	$50	7,169	$7	$39,869	$13,077	$53,003
Exercise of stock options	—	—	42	—	—	—	—
Issuance of restricted common stock	—	—	388	—	—	—	—
Forfeiture of restricted common stock	—	—	(89)	—	—	—	—
Purchase and retirement of common stock	—	—	(109)	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	4,639	—	4,639
Tax impact from stock-based awards	—	—	—	—	(1,188)	—	(1,188)
Net loss	—	—	—	—	—	(507)	(507)
Cash dividends declared	—	—	—	—	—	(3,202)	(3,202)

BALANCE AT DECEMBER 31, 2013	10	50	7,401	7	41,498	9,368	50,923
Issuance of common stock, net of issuance costs	—	—	684	1	15,988	—	15,989
Exercise of stock options	—	—	202	—	1,487	—	1,487
Issuance of restricted common stock	—	—	283	—	—	—	—
Forfeiture of restricted common stock	—	—	(38)	—	—	—	—
Purchase and retirement of common stock	—	—	(105)	—	(2,392)	—	(2,392)
Stock-based compensation	—	—	—	—	5,580	—	5,580
Tax impact from stock-based awards	—	—	—	—	(1,939)	—	(1,939)
Net loss	—	—	—	—	—	(15,820)	(15,820)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)

BALANCE AT DECEMBER 31, 2014	10	50	8,427	8	60,222	(8,106)	52,174
Issuance of common stock, net of issuance costs	—	—	342	1	12,895	—	12,896
Exercise of stock options	—	—	111	—	1,514	—	1,514
Issuance of restricted common stock	—	—	150	—	—	—	—
Forfeiture of restricted common stock	—	—	(31)	—	—	—	—
Purchase and retirement of common stock	—	—	(80)	—	(2,443)	—	(2,443)
Stock-based compensation	—	—	—	—	5,251	—	5,251
Net loss	—	—	—	—	—	(17,934)	(17,934)

BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(17,934)	$(15,820)	$(507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and write-off of property and equipment	1,237	974	742
Amortization and write-off of intangibles	1,196	1,340	1,247
Changes in allowance for doubtful accounts	(7)	(23)	45
Gain on reversal of contingent merger consideration	—	—	(190)
Stock-based compensation	5,077	5,403	4,502
Deferred income taxes	—	2,085	(715)
Tax expense from stock-based awards	—	—	(855)
Excess tax benefit from stock-based awards	—	—	(201)
Changes in operating assets and liabilities:
Trade accounts receivable	(64)	1,316	(1,667)
Other current assets	1,124	(1,028)	(342)
Other assets	40	192	(404)
Accounts payable and other liabilities	125	(635)	124
Deferred revenue	(534)	(537)	1,694

Net cash provided by (used in) operating activities	(9,740)	(6,733)	3,473
Cash flows from investing activities:
Purchase of property and equipment	(1,218)	(1,399)	(1,644)
Capitalized patent costs	(895)	(1,190)	(1,098)
Sale or maturity of marketable securities	110,029	78,174	55,627
Purchase of marketable securities	(113,105)	(79,971)	(54,590)

Net cash used in investing activities	(5,189)	(4,386)	(1,705)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	12,896	15,989	—
Exercise of stock options	1,514	1,487	—
Purchase of common stock	(2,443)	(2,392)	(1,822)
Cash dividends paid	—	(1,654)	(3,202)
Excess tax benefit from stock-based awards	—	—	201

Net cash provided by (used in) financing activities	11,967	13,430	(4,823)

Net increase (decrease) in cash and cash equivalents	(2,962)	2,311	(3,055)
Cash and cash equivalents at beginning of period	6,122	3,811	6,866

Cash and cash equivalents at end of period	$3,160	$6,122	$3,811

Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes	$1,233	$263	$(46)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs included in accounts payable	$73	$140	$40
Stock-based compensation capitalized to fixed assets and patent costs	$174	$177	$137

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company has developed the Digimarc Discover® and Digimarc Barcode Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include primarily money market securities, corporate notes and certificates of deposits totaling $2,401 and $5,344 at December 31, 2015 and 2014, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short- and long-term marketable securities primarily include federal agency notes, U.S. treasuries, corporate notes, pre-refunded municipal bonds, commercial paper and certificates of deposits. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2015 and 2014, respectively, was as follows:

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,001	$—	$—	$2,001
Federal agency notes	—	11,722	—	11,722
U.S. treasuries	—	7,059	—	7,059
Corporate notes	—	6,884	—	6,884
Pre-refunded municipal bonds (1)	—	4,747	—	4,747
Commercial paper	—	3,794	—	3,794
Certificates of deposits	—	2,220	—	2,220

Total	$2,001	$36,426	$—	$38,427

December 31, 2014	Level 1	Level 2	Level 3	Total
Money market securities	$3,556	$—	$—	$3,556
Corporate notes	—	19,245	—	19,245
Pre-refunded municipal bonds (1)	—	13,317	—	13,317
Certificates of deposits	—	2,176	—	2,176

Total	$3,556	$34,738	$—	$38,294

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2015 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Maturities	$38,427	$35,428	$2,999	$—	$—

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

(In thousands, except per share data)

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

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

(In thousands, except per share data)

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

(In thousands, except per share data)

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

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one-year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. The amendments in this update permit the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently assessing the potential future impact of this standard on its financial condition, results of operations and disclosures.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for fiscal years beginning after December 31, 2015, and interim periods beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact of adopting this guidance on its financial condition, results of operations and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Liabilities (Subtopic 825-10).” ASU No. 2016-01 updates certain aspects

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial condition, results of operations and disclosures.

(2) Revenue Recognition

The Company derives its revenue primarily from professional services, subscriptions and licensing of its intellectual property:

•	Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.

•	Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

•	License revenue originates primarily from licensing the Company’s intellectual property where the Company receives license fees and/or royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Applicable revenue recognition criteria are considered separately for each separate unit of accounting as follows:

•	Service revenue is generally determined based on time and materials. Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•	Subscription revenue, which includes Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

•	License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•	The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which revenue has not been earned.

(3) Patent Licensing Arrangement with Intellectual Ventures

On October 5, 2010, the Company entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which the Company granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, 597 patents and 288 patent applications held by the Company. As of December 31, 2015, there are approximately 570 patents and 30 patent applications exclusively licensed to IV.

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

The Company also entered into a patent rights agreement pursuant to which the Company granted IV an exclusive call option to purchase all or any number of the licensed patents and/or patent applications. The agreement further provides for the grant by IV to the Company of the right to put all or any number of patents within the licensed patents to IV if IV threatens or commences an action or proceeding with respect to infringement of a licensed patent.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The financial aspects of the IV agreement for the Company include:

•	a license fee of $36 million, paid to the Company in increasing quarterly installments through May 2013 ($5,275 in 2010, $11,400 in 2011, $12,550 in 2012 and $6,775 in 2013);

•	20% of the profits generated from the IV licensing program, which profits consist of sublicensing and other monetization revenue less specified expenses, including the license fee;

•	IV assumed responsibility for approximately $1 million per year in prosecution and maintenance costs previously borne by the Company;

•	a minimum of $4 million of paid support services over five years from the Company to assist IV in maximizing the value of the licensed assets; and

•	a royalty-free grant-back license to the licensed patents to continue the Company’s existing business related to those assets, including maintaining and renewing existing patent licenses, and providing software and services.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Domestic	$6,304	$9,596	$18,857
International (1)	15,885	16,062	16,107

Total	$22,189	$25,658	$34,964

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Central Banks	57%	47%	33%
Verance Corporation (“Verance”)	*	12%	*
IV	*	*	22%
The Nielsen Company (“Nielsen”)	*	*	11%

*	Less than 10%

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

Long-lived assets by geographical area

The Company’s long-lived assets are all domestic, domiciled in the U.S.

(5) Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants and restricted stock awards.

Stock-based compensation expense related to internal labor is capitalized to fixed assets and patents based on direct labor hours charged to capitalized fixed assets and patent costs.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current U.S. treasury yields for bonds with a maturity commensurate with the expected life of the award.

Expected Dividend Yield. The expected dividend yield is derived by the Company’s expected annual dividend rate over the expected term divided by the fair value of the Company’s common stock at the grant date.

There were no stock options granted during the years ended December 31, 2015, 2014 and 2013.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stock-based compensation:
Cost of revenue	$740	$545	$533
Sales and marketing	775	674	422
Research, development and engineering	1,308	1,406	1,116
General and administrative	1,978	2,454	2,183
Intellectual property	276	324	248

Stock compensation expense	5,077	5,403	4,502
Capitalized to fixed assets and patent costs	174	177	137

Total stock-based compensation	$5,251	$5,580	$4,639

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total unrecognized compensation costs	$9,549	$11,206	$9,711

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2015 for stock options and restricted stock over weighted average periods through December 2019 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.0 years	1.36 years

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(6) Earnings Per Common Share

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(17,934)	$(15,820)	$(507)
Distributed earnings to common shares	—	1,553	3,013
Distributed earnings to participating securities	—	101	189

Total distributed earnings	—	1,654	3,202
Undistributed loss allocable to common shares	(17,934)	(17,474)	(3,709)
Undistributed earnings allocable to participating securities	—	—	—
Total undistributed loss	(17,934)	(17,474)	(3,709)

Loss to common shares—basic	$(17,934)	$(15,921)	$(696)
Denominator:
Weighted average common shares outstanding—basic	8,198	7,187	6,866
Basic loss per common share	$(2.19)	$(2.22)	$(0.10)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(17,934)	$(15,921)	$(696)
Undistributed earnings allocated to participating securities	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—

Loss to common shares—diluted	$(17,934)	$(15,921)	$(696)
Denominator:
Weighted average common shares outstanding—basic	8,198	7,187	6,866
Dilutive effect of stock options	—	—	—

Weighted average common shares outstanding—dilutive	8,198	7,187	6,866
Diluted loss per common share	$(2.19)	$(2.22)	$(0.10)

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

There were 0, 175 and 215 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 230, 217 and 224 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013, respectively, because the Company incurred a net loss for the period.

(7) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31, 2015	December 31, 2014
Trade accounts receivable	$4,631	$4,567
Allowance for doubtful accounts	(15)	(22)

Trade accounts receivable, net	$4,616	$4,545

Unpaid deferred revenue included in accounts receivable	$2,012	$1,974

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	December 31, 2015	December 31, 2014
Central Banks	62%	61%
Civolution	*	13%

*	Less than 10%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

	December 31, 2015	December 31, 2014
Office furniture and fixtures	$1,068	$845
Software	1,748	1,312
Equipment	3,416	3,072
Leasehold improvements	1,276	1,198

Gross property and equipment	7,508	6,427
Less accumulated depreciation and amortization	(4,498)	(3,451)

Property and equipment, net	$3,010	$2,976

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31:	Operating Leases
2016	$841
2017	756
2018	960
2019	990
2020	829
Thereafter	2,703

Total minimum lease payments	$7,079

Rent expense on the operating leases was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Rent expense	$1,045	$951	$925

(9) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life (years)	December 31, 2015	December 31, 2014
Capitalized patent costs	17-20	$6,779	$6,183
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120

Gross intangible assets		10,049	9,453
Accumulated amortization		(3,436)	(2,733)

Intangible assets, net		$6,613	$6,720

The aggregate amortization expense recorded in the years ended December 31, 2015, 2014 and 2013 was $722, $1,047 and $1,196, respectively. For intangible assets recorded at December 31, 2015, the estimated future aggregate amortization expense for the years ending December 31, 2016 through 2020 is approximately as follows:

Year ending December 31:	Amortization Expense
2016	$613
2017	576
2018	278
2019	274
2020	213

(10) Shareholders’ Equity

Preferred Stock

In June 2008, the Board of Directors authorized 2,500 shares of preferred stock, par value $0.001 per share. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by shareholders and may adversely affect the voting and other rights of the holders of common stock.

The Board of Directors authorized 10 shares of Series A Redeemable Nonvoting Preferred stock (“Series A Preferred”) that were issued to certain executive officers at the time of formation. The Series A Preferred has no voting rights, except as required by law, and may be redeemed at the option of the Company’s Board of Directors at any time on or after June 18, 2013.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Series A Preferred is redeemable based on the stated fair value of $5.00 per share. The Series A Preferred has no dividend rights and no rights to the undistributed earnings of the Company.

Common Stock

In June 2008, the Board of Directors authorized 50,000 shares of common stock, par value $0.001 per share. The holders of Digimarc common stock are entitled to one vote for each share held of record on all matters submitted to a vote of its shareholders, including the election of directors. Subject to preferences that may be granted to any then outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends as may be declared by the Board of Directors out of funds legally available for such purpose, as well as any distributions to the Company’s shareholders. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company’s assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

In August 2014, the Company entered into an Equity Distribution Agreement, whereby the Company could sell from time to time through Wells Fargo Securities, LLC, as sales agent, the Company’s common stock having an aggregate offering price of up to $30 million. As of December 31, 2015, the Company had sold 1,026 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29,300 of cash proceeds, net of sales commissions of $700, and paid $415 in stock issuance costs. There are no shares remaining to be sold under the Equity Distribution Agreement.

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

The 2008 Plan authorizes the issuance of up to 3,500 shares of common stock. The shares authorized under the 2008 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the 2008 Plan will consist of authorized and unissued shares or shares held by the Company as treasury shares. If an award granted under the 2008 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available for issuance under the 2008 Plan. Shares that are (i) tendered by a participant or retained by the Company as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are not issued, will again be available for issuance under the 2008 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2008 Plan.

Stock Options

As of December 31, 2015, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,441 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Options granted, exercised and canceled under the stock incentive plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	856	$15.16	$7.88
Granted	—	—	—
Exercised	(42)	$9.64	$6.30
Forfeited or expired	(1)	$14.99	$8.12

Options outstanding, December 31, 2013	813	$15.44	$7.96
Granted	—	—	—
Exercised	(202)	$10.48	$6.48
Forfeited or expired	(10)	$24.35	$9.84

Options outstanding, December 31, 2014	601	$16.97	$8.42
Granted	—	—	—
Exercised	(111)	$13.61	$7.25
Forfeited or expired	—	—	—

Options outstanding, December 31, 2015	490	$17.73	$8.69	$9,203

Options exercisable, December 31, 2015	490	$17.73	$8.69	$9,203

The aggregate intrinsic value is based on the closing price of $36.51 per share of Digimarc common stock on December 31, 2015, which would have been received by the optionees had all of the options with exercise prices less than $36.51 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Price	Number Exercisable	Remaining Contractual Life (Years)	Weighted Average Price
$9.64 – $9.91	210	2.88	$9.67	210	2.88	$9.67
$14.99 – $18.01	105	4.08	$15.63	105	4.08	$15.63
$27.61 – $30.01	175	5.49	$28.64	175	5.49	$28.64

$9.64 – $30.01	490	4.07	$17.73	490	4.07	$17.73

Restricted Stock

The Compensation Committee of the Board of Directors has awarded shares of restricted stock under the Company’s 2008 Plan to certain employees. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table reconciles the unvested balance of restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2012	369	$21.72
Granted	388	$20.15
Vested	(220)	$23.21
Forfeited	(89)	$20.35

Unvested balance, December 31, 2013	448	$19.89
Granted	283	$28.79
Vested	(191)	$23.56
Forfeited	(38)	$25.44

Unvested balance, December 31, 2014	502	$23.09
Granted	150	$28.96
Vested	(213)	$24.78
Forfeited	(31)	$23.96

Unvested balance, December 31, 2015	408	$24.30

The following table indicates the fair value of all restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Fair value of restricted stock awards vested	$6,350	$5,632	$4,387

(11) Defined Contribution Plan

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Matching contributions	$523	$511	$396

(12) Joint Venture and Related Party Transactions

In June 2009, the Company entered into two joint venture agreements with Nielsen to launch two new companies: TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

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

In March 2012, Digimarc and Nielsen decided to reduce investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television.

In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to develop solutions for programmers and advertisers to engage with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. The enhanced cooperation represents another building block in developing the market for Digimarc Discover and Digimarc Barcode. Initially, neither Digimarc nor Nielsen will be contributing any capital to the joint venture upon reactivation.

The Company’s investment in each joint venture was $0 as of December 31, 2015 and 2014.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member of each joint venture has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

Summarized financial information for TVaura LLC has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint venture were suspended through December 31, 2015. The joint venture had no revenue or expenses for the years ended December 31, 2015, 2014 and 2013, and there were no assets or liabilities as of December 31, 2015 and 2014.

Summarized financial data for TVaura Mobile LLC:

	December 31, 2015	December 31, 2014
Current assets	$45	$50
Noncurrent assets	$—	$—
Current liabilities	$10	$10
Noncurrent liabilities	$—	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$5	$5	$5
Net loss from continuing operations	$(5)	$(5)	$(5)
The Company’s pro-rata share—net loss	$—	$—	$—
The Company’s loss on investment	$—	$—	$—

(13) Income Taxes

The provision (benefit) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 0%, (4)% and 78%, respectively. The Company continued to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

During 2015, the Company amended its 2012 federal tax return to carryback the tax loss generated in 2014 to offset the tax liability, which resulted in a tax refund of $1.3 million.

Components of tax provision (benefit) allocated to continuing operations include the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$(2)	$(3,378)	$(1,420)
State	49	1	1
Foreign	19	5	5

Sub-total	66	(3,372)	(1,414)
Deferred:
Federal	—	3,516	(204)
State	—	508	(178)
Foreign	—	—	—

Sub-total	—	4,024	(382)

Total tax provision (benefit)	$66	$652	$(1,796)

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2015%		Year Ended December 31, 2014%		Year Ended December 31, 2013%
Income taxes computed at statutory rates	$(6,081)	34%	$(5,159)	34%	$(783)	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(1,298)	7%	(700)	5%	(301)	13%
Impact of federal graduated rates	(4)	0%	—	—	—	—
Federal and state research and experimentation credits	(917)	5%	(563)	4%	(918)	40%
Change in valuation allowance	8,132	(45)%	6,916	(46)%	187	(8)%
Other	234	(1)%	158	(1)%	19	(1)

Total	$66	0%	$652	(4)%	$(1,796)	78%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Stock based compensation	$1,751	$2,107
Federal and state net operating losses	12,551	5,020
Goodwill	826	917
Accrued compensation	51	27
Deferred rent	62	109
Federal and state research and experimentation credits	2,322	1,404
AMT credit	92	117
Intangible asset differences	167	48
Other	74	19

Total gross deferred tax assets	17,896	9,768
Less valuation allowance	(15,420)	(7,288)

Net deferred tax assets	$2,476	$2,480

Deferred tax liabilities:
Patent expenditures	$(2,017)	$(1,918)
Fixed asset differences	(459)	(562)

Total deferred tax liabilities	$(2,476)	$(2,480)

Total net deferred tax assets	$—	$—

The Company had a valuation allowance of $15.4 million and $7.3 million on deferred tax assets as of December 31, 2015 and 2014, respectively, an increase of $8.1 million during the year ended December 31, 2015.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

As of December 31, 2015, the Company has federal and state net operating loss carry-forwards of $40,000 and $54,536, respectively, which have a carry-forward of 10 to 20 years depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of IRC Sec. 382.

As of December 31, 2015, the Company has federal and state research and experimental tax credits of $3,407 and $907, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction and for which the benefits upon usage will be recorded in additional paid-in capital from the effects of stock options.

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, the Company recognized accrued interest and penalties associated with uncertain tax positions of $4, $6 and $3, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$306	$219	$108
Addition for current year tax positions	74	58	105
Addition for prior year tax positions	45	29	6
Settlements with taxing authorities	—	—	—
Lapsing of statutes of limitations	—	—	—

Ending balance	$425	$306	$219

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) on the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return. The reversal of uncertain tax positions would not affect the effective tax rate due to a full valuation allowance.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2012 through 2014 and applicable state jurisdictions for the tax years 2011 through 2014. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(15) Quarterly Financial Information—Unaudited

Quarter ended:	March 31	June 30	September 30	December 31
2015
Service revenue	$3,501	$3,235	$3,072	$2,709
Subscription revenue	1,716	1,670	1,561	1,430
License revenue	772	893	753	877

Total revenue	5,989	5,798	5,386	5,016
Total cost of revenue	2,416	2,449	2,098	1,984
Gross profit	3,573	3,349	3,288	3,032
Gross profit percent, service revenue	55%	54%	61%	55%
Gross profit percent, subscription revenue	56%	48%	48%	52%
Gross profit percent, license revenue	89%	90%	89%	90%
Gross profit percent, total	60%	58%	61%	60%
Sales and marketing	$2,090	$2,098	$2,309	$2,778
Research, development and engineering	3,084	3,025	3,236	3,120
General and administrative	2,206	1,980	1,847	1,921
Intellectual property	367	291	367	500
Operating loss	(4,174)	(4,045)	(4,471)	(5,287)
Net loss	(4,150)	(4,012)	(4,469)	(5,303)
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.52)	$(0.50)	$(0.54)	$(0.62)
Earnings (loss) per common share—diluted	$(0.52)	$(0.50)	$(0.54)	$(0.62)
Weighted average common shares outstanding—basic	7,960	8,029	8,309	8,485
Weighted average common shares outstanding—diluted	7,960	8,029	8,309	8,485

Quarter ended:	March 31	June 30	September 30	December 31
2014
Service revenue	$2,988	$2,716	$3,155	$2,868
Subscription revenue	1,412	1,496	1,452	1,843
License revenue	2,805	1,451	2,320	1,152

Total revenue	7,205	5,663	6,927	5,863
Total cost of revenue	2,146	1,952	2,120	2,213
Gross profit	5,059	3,711	4,807	3,650
Gross profit percent, service revenue	53%	57%	61%	56%
Gross profit percent, subscription revenue	54%	53%	44%	53%
Gross profit percent, license revenue	97%	94%	96%	93%
Gross profit percent, total	70%	66%	69%	62%
Sales and marketing	$1,879	$2,052	$1,999	$2,044
Research, development and engineering	3,546	3,404	3,499	3,262
General and administrative	2,421	2,326	2,183	2,042
Intellectual property	534	387	366	506
Operating loss	(3,321)	(4,458)	(3,240)	(4,204)
Net loss	(1,986)	(2,680)	(1,985)	(9,169)
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(0.29)	$(0.38)	$(0.28)	$(1.23)
Earnings (loss) per common share—diluted	$(0.29)	$(0.38)	$(0.28)	$(1.23)
Weighted average common shares outstanding—basic	7,000	7,113	7,176	7,453
Weighted average common shares outstanding—diluted	7,000	7,113	7,176	7,453

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

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.2	Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3	Second Amendment of Rights Agreement, effective as of November 5, 2013, made by Digimarc Corporation and acknowledged by Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.4	Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

Exhibit Number	Exhibit Description

4.5	Form of Rights Certificate (attached as an exhibit to the Rights Agreement filed as Exhibit 4.2 hereto)

10.1	License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(4)

*10.3	Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.4	Employment Agreement, effective as of November 1, 2014, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 5, 2014 (File No. 001-34108))

*10.5	Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.6	Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011 and February 20, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

*10.8	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck and Rodriguez

10.10	Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.11	Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.13	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14	Second Amendment to Lease, dated July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

10.15	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.16	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.17	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.18	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Digimarc hereby undertakes to furnish to the Securities and Exchange Commission (the “Commission”) copies of the omitted schedules and exhibits upon request by the Commission.
(1)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on October 21, 2008, under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(2)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 10, 2009, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
(3)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on March 17, 2011, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
(4)	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 3, 2013, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-4