Form 10-Q
period 2016-03-31
Digimarc CORP
filed 2016-04-28
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 9,080,541 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,066	$3,160
Marketable securities	25,784	33,027
Trade accounts receivable, net	2,296	4,616
Other current assets	1,396	1,487

Total current assets	37,542	42,290
Marketable securities	2,046	2,999
Property and equipment, net	2,987	3,010
Intangibles, net	6,563	6,613
Goodwill	1,114	1,114
Other assets	314	338

Total assets	$50,566	$56,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$775	$1,657
Deferred revenue	2,609	3,023

Total current liabilities	3,384	4,680
Deferred rent and other long-term liabilities	219	226

Total liabilities	3,603	4,906
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2016 and December 31, 2015)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 9,077 and 8,919 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	9	9
Additional paid-in capital	78,379	77,439
Accumulated deficit	(31,475)	(26,040)

Total shareholders’ equity	46,963	51,458

Total liabilities and shareholders’ equity	$50,566	$56,364

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue:
Service	$3,250	$3,501
Subscription	1,463	1,716
License	867	772

Total revenue	5,580	5,989
Cost of revenue:
Service	1,432	1,578
Subscription	662	754
License	96	84

Total cost of revenue	2,190	2,416
Gross profit	3,390	3,573
Operating expenses:
Sales and marketing	2,955	2,090
Research, development and engineering	3,305	3,084
General and administrative	2,170	2,206
Intellectual property	434	367

Total operating expenses	8,864	7,747

Operating loss	(5,474)	(4,174)
Other income, net	46	23

Loss before income taxes	(5,428)	(4,151)
(Provision) benefit for income taxes	(7)	1

Net loss	$(5,435)	$(4,150)

Earnings (loss) per common share:
Loss per common share—basic	$(0.64)	$(0.52)
Loss per common share—diluted	$(0.64)	$(0.52)
Weighted average common shares outstanding—basic	8,533	7,960
Weighted average common shares outstanding—diluted	8,533	7,960

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Exercise of stock options	—	—	45	1	873	—	874
Issuance of restricted common stock	—	—	90	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—
Purchase and retirement of common stock	—	—	(17)	—	(496)	—	(496)
Stock-based compensation	—	—	—	—	1,254	—	1,254
Net loss	—	—	—	—	—	(4,150)	(4,150)

BALANCE AT MARCH 31, 2015	10	$50	8,540	$9	$61,853	$(12,256)	$49,656

BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Exercise of stock options	—	—	15	—	145	—	145
Issuance of restricted common stock	—	—	162	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—
Purchase and retirement of common stock	—	—	(18)	—	(520)	—	(520)
Stock-based compensation	—	—	—	—	1,315	—	1,315
Net loss	—	—	—	—	—	(5,435)	(5,435)

BALANCE AT MARCH 31, 2016	10	$50	9,077	$9	$78,379	$(31,475)	$46,963

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(5,435)	$(4,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	339	328
Amortization and write-off of intangibles	290	277
Changes in allowance for doubtful accounts	—	10
Stock-based compensation	1,283	1,217
Changes in operating assets and liabilities:
Trade accounts receivable	2,320	915
Other current assets	91	93
Other assets	24	41
Accounts payable and other accrued liabilities	(663)	(99)
Deferred revenue	(457)	(668)

Net cash used in operating activities	(2,208)	(2,036)
Cash flows from investing activities:
Purchase of property and equipment	(490)	(125)
Capitalized patent costs	(217)	(194)
Maturity of marketable securities	14,277	8,171
Purchase of marketable securities	(6,081)	(7,252)

Net cash provided by investing activities	7,489	600
Cash flows from financing activities:
Exercise of stock options	145	874
Purchase of common stock	(520)	(496)

Net cash provided by (used in) financing activities	(375)	378

Net increase (decrease) in cash and cash equivalents	4,906	(1,058)
Cash and cash equivalents at beginning of period	3,160	6,122

Cash and cash equivalents at end of period	$8,066	$5,064

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6	$2
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$30	$140
Stock-based compensation capitalized to software and patent costs	$32	$37

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company has developed the Digimarc Discover® and Digimarc Barcode Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

Interim Consolidated Financial Statements

The Company has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 in preparing the accompanying interim consolidated financial statements.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Accounting Pronouncements Adopted

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for fiscal years beginning after December 31, 2015, and interim periods beginning in the first interim period within the year of adoption. The Company has adopted this standard electing the prospective transition approach and noted no material impact on its financial condition, results of operations and disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Liabilities (Subtopic 825-10).” ASU No. 2016-01 updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. The Company is currently assessing the potential future impact of this standard on its financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing leases assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the potential future impact of this standard on its financial condition, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU No. 2016-09 simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2016, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the potential future impact of this standard on its financial condition, results of operations, cash flows and disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015, respectively, was as follows:

March 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$2,255	$—	$—	$2,255
Federal agency notes	—	10,242	—	10,242
U.S. treasuries	—	7,555	—	7,555
Commercial paper	—	7,497	—	7,497
Corporate notes	—	4,891	—	4,891
Pre-refunded municipal bonds (1)	—	1,836	—	1,836
Certificates of deposits	—	381	—	381

Total	$2,255	$32,402	$—	$34,657

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,001	$—	$—	$2,001
Federal agency notes	—	11,722	—	11,722
U.S. treasuries	—	7,059	—	7,059
Corporate notes	—	6,884	—	6,884
Pre-refunded municipal bonds (1)	—	4,747	—	4,747
Commercial paper	—	3,794	—	3,794
Certificates of deposits	—	2,220	—	2,220

Total	$2,001	$36,426	$—	$38,427

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2016 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Cash equivalents and marketable securities	$34,657	$32,611	$2,046	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $6,827 and $2,401 at March 31, 2016 and December 31, 2015, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

3. Revenue Recognition

The Company derives its revenue primarily from professional services, subscriptions and licensing of its intellectual property:

•	Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.

•	Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

•	License revenue originates primarily from licensing the Company’s intellectual property where the Company receives license fees and/or royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and

(iv)	collection is reasonably assured or probable.

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

Applicable revenue recognition criteria are considered separately for each separate unit of accounting as follows:

•	Service revenue is generally determined based on time and materials. Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•	Subscription revenue, which includes revenue from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

•	License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable (within the Company’s normal 30 to 60 day payment terms), and collection is reasonably assured. If the payment terms extend beyond the normal 30 to 60 days, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when installments are due.

•	The Company records revenue from certain license agreements upon cash receipt as a result of collectability not being reasonably assured.

•	The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms are recognized as fees become fixed or determinable.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Domestic	$1,133	$1,687
International (1)	4,447	4,302

Total	$5,580	$5,989

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Central Banks	63%	59%

Long-lived assets by geographical area

The Company’s long-lived assets are all domestic, domiciled in the U.S.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include option grants and restricted stock awards.

Stock-based compensation expense related to internal labor is capitalized to software and patents based on direct labor hours charged to capitalized software and patent costs.

Determining Fair Value

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value of stock options is determined on the date of the grant (measurement date), and is recognized over the vesting period of the option using the straight-line method.

There were no stock options granted during the three-month periods ended March 31, 2016 and 2015.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stock-based compensation:
Cost of revenue	$173	$185
Sales and marketing	212	159
Research, development and engineering	325	287
General and administrative	501	518
Intellectual property	72	68

Stock-based compensation expense	1,283	1,217
Capitalized to software and patent costs	32	37

Total stock-based compensation	$1,315	$1,254

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of March 31, 2016	As of December 31, 2015
Total unrecognized compensation costs	$12,850	$9,549

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of March 31, 2016 for stock options and restricted stock over weighted average periods through March 2020 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.0 years	1.51 years

Stock Option Activity

As of March 31, 2016, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,298 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

Three-months ended March 31, 2016:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	490	$17.73	$8.69
Granted	—	—	—
Exercised	(15)	9.64	6.30
Forfeited or expired	—	—	—

Outstanding at March 31, 2016	475	$17.98	$8.76	$5,851

Exercisable at March 31, 2016	475	$17.98		$5,851

The aggregate intrinsic value is based on the closing price of $30.30 per share of Digimarc common stock on March 31, 2016, which would have been received by the optionees had all of the options with exercise prices less than $30.30 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three-months ended March 31, 2016:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2015	408	$24.30
Granted	162	$28.55
Vested	(44)	$24.85
Forfeited	(1)	$27.94

Unvested balance, March 31, 2016	525	$25.56

The following table indicates the fair value of all restricted stock awards that vested during the three-months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Fair value of restricted stock awards vested	$1,278	$1,213

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the three-months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(5,435)	$(4,150)
Distributed earnings to common shares	—	—
Distributed earnings to participating securities	—	—

Total distributed earnings	—
Undistributed loss allocable to common shares	(5,435)	(4,150)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(5,435)	(4,150)

Loss to common shares—basic	$(5,435)	$(4,150)
Denominator
Weighted average common shares outstanding—basic	8,533	7,960
Basic loss per common share	$(0.64)	$(0.52)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(5,435)	$(4,150)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—

Loss to common shares—diluted	$(5,435)	$(4,150)
Denominator:
Weighted average common shares outstanding—basic	8,533	7,960
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	8,533	7,960
Diluted loss per common share	$(0.64)	$(0.52)

There were 0 and 175 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three-months ended March 31, 2016 and 2015, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 207 and 212 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three-months ended March 31, 2016 and 2015, respectively, as the Company incurred a net loss for the period.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31, 2016	December 31, 2015
Trade accounts receivable	$2,311	$4,631
Allowance for doubtful accounts	(15)	(15)

Trade accounts receivable, net	$2,296	$4,616

Unpaid deferred revenue included in trade accounts receivable	$579	$2,012

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	March 31, 2016	December 31, 2015
Central Banks	47%	62%

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

	March 31, 2016	December 31, 2015
Office furniture and fixtures	$1,098	$1,068
Software	1,767	1,748
Equipment	3,631	3,416
Leasehold improvements	1,324	1,276

Gross property and equipment	7,820	7,508
Less accumulated depreciation and amortization	(4,833)	(4,498)

Property and equipment, net	$2,987	$3,010

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	March 31, 2016	December 31, 2015
Capitalized patent costs	$6,894	$6,779
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120

Gross intangible assets	10,164	10,049
Accumulated amortization	(3,601)	(3,436)

Intangibles, net	$6,563	$6,613

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

In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to allow it to provide solutions to programmers and advertisers for engaging with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. The enhanced cooperation represents another building block in developing the market for Digimarc Discover and Digimarc Barcode. Neither Digimarc nor Nielsen contributed any capital to the joint venture upon reactivation.

As of March 31, 2016, both Digimarc and Nielsen continued to assess the market opportunities of TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the three-months ended March 31, 2016 and 2015.

The Company’s investment in each joint venture was $0 as of March 31, 2016 and December 31, 2015.

11. Income Taxes

The (provision) benefit for income taxes for the three-months ended March 31, 2016 and 2015 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the three-months ended March 31, 2016 and 2015 was 0% and 0%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2016 was $17,682, an increase of $2,262 from $15,420 as of December 31, 2015.

12. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. These indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 25, 2016 (our “2015 Annual Report”), and other reports and filings made with the Securities and Exchange Commission (“SEC”).

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed the Digimarc Discover® and Digimarc Barcode Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

The Intuitive Computing Platform has a proprietary foundation in a signal processing innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and many physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. We refer to the embedded information as the Digimarc Barcode. This digital information can be detected and read by a wide range of computers, smartphones, tablets and other digital devices.

Our inventions allow our business partners and customers to provide persistent digital identities for virtually any media content that is digitally processed at some point during its lifecycle. The technology can be applied to printed materials, video, audio, and images to supply a wide range of patented consumer engagement, media management and security solutions across multiple consumer and government industry sectors. Over the years our enabling software and business processes, and associated intellectual property portfolio have grown to encompass many related technologies.

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

Digimarc Barcodes are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable visual space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication. Digimarc Barcodes are imperceptible to people and do all that visible barcodes do, but performs better. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its seamless multi-model use of various content identification technologies as needed, including Digimarc Barcode when present.

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

Our intellectual property portfolio of patents contain many innovations in digital watermarking, pattern recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,150 U.S. and foreign patents and pending patent applications as of March 31, 2016. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in our 2015 Annual Report in Part II, Item 7 thereof (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three-month period relate to the three-month period ended March 31, 2016 and all changes discussed with respect to such period reflect changes compared to the three-month period ended March 31, 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	Percentages are percent of total revenue
Revenue:
Service	58%	58%
Subscription	26	29
License	16	13

Total revenue	100	100
Cost of revenue:
Service	26	26
Subscription	12	13
License	2	1

Total cost of revenue	39	40
Gross profit	61	60
Operating expenses:
Sales and marketing	53	35
Research, development and engineering	59	51
General and administrative	39	37
Intellectual property	8	6

Total operating expenses	159	129
Operating loss	(98)	(70)

Other income, net	1	—

Loss before income taxes	(97)	(69)
(Provision) benefit for income taxes	—	—

Net loss	(97)%	(69)%

Summary

Total revenue for the three-months ended March 31, 2016 decreased $0.4 million, or 7%, to $5.6 million compared to the same period in 2015 as a result of lower service and subscription revenue, partially offset by higher license revenue.

Total operating expenses for the three-months ended March 31, 2016 increased $1.1 million, or 14%, to $8.9 million compared to the same period in 2015, primarily reflecting higher investment in sales and marketing as we continue to focus on market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,250	$3,501	$(251)	(7)%
Subscription	1,463	1,716	(253)	(15)%
License	867	772	95	12%

Total	$5,580	$5,989	$(409)	(7)%

Revenue (as % of total revenue):
Service	58%	58%
Subscription	26%	29%
License	16%	13%

Total	100%	100%

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

The decrease in service revenue for the three-month period was primarily due to the timing of program work with a government agency contractor and the expiration of the minimum support services to Intellectual Ventures (“IV”).

Subscription. Subscription revenue includes revenue from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decrease in subscription revenue for the three-month period was primarily due to lower software license revenue, which is recognized over the associated 12-month support period, partially offset by growth in Digimarc Barcode.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The increase in license revenue for the three-month period was primarily due to higher reported royalties from existing licensees.

Revenue by Geography

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$1,133	$1,687	$(554)	(33)%
International	4,447	4,302	145	3%

Total	$5,580	$5,989	$(409)	(7)%

Revenue (as % of total revenue):
Domestic	20%	28%
International	80%	72%

Total	100%	100%

The decrease in domestic revenue for the three-month period was primarily the result of lower service and subscription revenue among domestic customers.

The increase in international revenue for the three-month period was primarily the result of higher license revenue among international customers.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, sales and marketing and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery for both personnel and operating expenses. Costs include:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation and other charges for machinery, equipment and software directly used by customers;

•	travel costs directly attributable to service and development contracts; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;

•	cost of outside contractors that provide operational support;

•	amortization of existing technology acquired in the acquisition of Attributor Corporation;

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and

•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;

•	license costs from third parties; and

•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Gross Profit:
Service	$1,818	$1,923	$(105)	(5)%
Subscription	801	962	(161)	(17)%
License	771	688	83	12%

Total	$3,390	$3,573	$(183)	(5)%

Gross Profit (as % of related revenue components):
Service	56%	55%
Subscription	55%	56%
License	89%	89%
Total	61%	60%

The decrease in total gross profit for the three-month period was due primarily to lower revenue.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase	Percent Increase
Sales and marketing	$2,955	$2,090	$865	41%
Sales and marketing (as % of total revenue)	53%	35%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three-month period was due primarily to:

•	increased headcount and compensation-related expenses of $0.5 million;

•	increased marketing and professional fees of $0.2 million related to market development activities; and

•	increased charges for infrastructure and centralized costs of $0.1 million, primarily related to increased headcount.

Research, development and engineering

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase	Percent Increase
Research, development and engineering	$3,305	$3,084	$221	7%
Research, development and engineering (as % of total revenue)	59%	51%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three-month period was due primarily to increased headcount and compensation-related expenses of $0.2 million.

General and administrative

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Decrease	Percent Decrease
General and administrative	$2,170	$2,206	$(36)	(2)%
General and administrative (as % of total revenue)	39%	37%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources;

•	costs associated with being a public company; and

•	charges for infrastructure and centralized costs of facilities and information technology.

General and administrative expenses were relatively flat for the three-month period.

Intellectual property

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase	Percent Increase
Intellectual property	$434	$367	$67	18%
Intellectual property (as % of total revenue)	8%	6%

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

The increase in intellectual property expense for the three-month period resulted primarily from increased compensation-related expenses and increased write-off of abandoned patent costs.

Stock-based compensation

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$173	$185	$(12)	(6)%
Sales and marketing	212	159	53	33%
Research, development and engineering	325	287	38	13%
General and administrative	501	518	(17)	(3)%
Intellectual property	72	68	4	6%

Total	$1,283	$1,217	$66	5%

Stock-based compensation expense was relatively flat for the three-month period. We anticipate incurring an additional $12,850 in stock-based compensation expense through March 2020 for awards outstanding as of March 31, 2016.

Other income, net

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase	Percent Increase
Other income, net	$46	$23	$23	100%
Other income, net (as % of total revenue)	1%	*

*	Less than 1%

The increase in other income, net for the three-month period was primarily due to changes in foreign currency and higher interest income as a result of higher interest rates on cash and investments.

Income Taxes

The (provision) benefit for income taxes for the three-months ended March 31, 2016 and 2015 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the three-months ended March 31, 2016 and 2015 was 0% and 0%, respectively, because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of March 31, 2016 was $17,682, an increase of $2,262 from $15,420 as of December 31, 2015.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2016, and largely due to the cumulative loss incurred by us over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets.

Liquidity and Capital Resources

	March 31, 2016	December 31, 2015
Working capital	$34,158	$37,610
Current ratio (1)	11.1:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$33,850	$36,187
Long-term marketable securities	$2,046	$2,999
Total cash, cash equivalents and all marketable securities	$35,896	$39,186

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $3.3 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;

•	purchases of property and equipment and capitalized patent costs; and

•	purchases of common stock related to the vesting of restricted stock; partially offset by

•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include federal agency notes, U.S. treasuries, commercial paper, corporate notes, pre-refunded municipal bonds and certificates of deposits. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

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

Operating Cash Flow.

The components of operating cash flows were:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(5,435)	$(4,150)	$(1,285)	(31)%
Non-cash items	1,912	1,832	80	4%
Changes in operating assets and liabilities	1,315	282	1,033	366%

Net cash used in operating activities	$(2,208)	$(2,036)	$(172)	(8)%

Cash flows used in operating activities for the three-month period increased by $0.2 million, primarily as the result of a higher net loss, partially offset by changes in operating assets and liabilities. The increase from changes in operating assets and liabilities for the three-month period was primarily due to higher collections of accounts receivable.

Cash flows provided by investing activities for the three-month period increased by $6.9 million from $0.6 million to $7.5 million, primarily as a result of higher net maturities of marketable securities.

Cash flows from financing activities for the three-month period decreased by $0.8 million from $0.4 million provided to $0.4 million used, primarily as a result of lower stock option exercises.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $30 million was allocated for sales of shares of our common stock under an Equity Distribution Agreement with Wells Fargo Securities, LLC. There are no shares remaining to be sold under the Equity Distribution Agreement. We may use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2015 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “estimate,” “continue,” variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;

•	revenue trends and expectations;

•	our future level of investment in our business, including investment in research, development and engineering of products and technology, development and protection of our intellectual property, sales growth initiatives and development of new market opportunities;

•	our ability to improve margins;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated revenue to be generated from current contracts and as a result of new programs;

•	variability of contracted arrangements;

•	our profitability in future periods;

•	business opportunities that could require that we seek additional financing;

•	the size and growth of our markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;

•	capital market conditions, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;

•	anticipated levels of backlog in future periods;

•	the success of Digimarc Discover and Digimarc Barcode;

•	protection, development and monetization of our intellectual property portfolio; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A of our 2015 Annual Report.

We believe that the risk factors specified above and the risk factors identified in Part I, Item 1A of our 2015 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The market risk disclosures as set forth in Part II, Item 7A of our 2015 Annual Report have not changed materially.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three-months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2015 Annual Report. The risks and uncertainties described in our 2015 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2016, there have been no material changes to the risk factors set forth in our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended March 31, 2016:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
January 1, 2016 to January 31, 2016	—	$—	—	$—
Month 2
February 1, 2016 to February 29, 2016	18,198	$28.55	—	$—
Month 3
March 1, 2016 to March 31, 2016	—	$—	—	$—

Total	18,198	$28.55	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC(1)

10.2	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)