Form 10-Q
period 2016-06-30
Digimarc CORP
filed 2016-07-26
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 9,090,258 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,557	$3,160
Marketable securities	22,378	33,027
Trade accounts receivable, net	2,477	4,616
Other current assets	1,435	1,487
Total current assets	35,847	42,290
Marketable securities	-	2,999
Property and equipment, net	3,154	3,010
Intangibles, net	6,469	6,613
Goodwill	1,114	1,114
Other assets	302	338
Total assets	$46,886	$56,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,490	$1,657
Deferred revenue	2,158	3,023
Total current liabilities	3,648	4,680
Deferred rent and other long-term liabilities	511	226
Total liabilities	4,159	4,906
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2016 and December 31, 2015)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 9,085 and 8,919 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	9	9
Additional paid-in capital	79,426	77,439
Accumulated deficit	(36,758)	(26,040)
Total shareholders’ equity	42,727	51,458
Total liabilities and shareholders’ equity	$46,886	$56,364

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenue:
Service	$3,148	$3,235	$6,398	$6,736
Subscription	1,494	1,670	2,957	3,386
License	815	893	1,682	1,665
Total revenue	5,457	5,798	11,037	11,787
Cost of revenue:
Service	1,401	1,497	2,833	3,075
Subscription	594	866	1,256	1,620
License	99	86	195	170
Total cost of revenue	2,094	2,449	4,284	4,865
Gross profit	3,363	3,349	6,753	6,922
Operating expenses:
Sales and marketing	2,856	2,098	5,811	4,188
Research, development and engineering	3,379	3,025	6,684	6,109
General and administrative	1,976	1,980	4,146	4,186
Intellectual property	462	291	896	658
Total operating expenses	8,673	7,394	17,537	15,141
Operating loss	(5,310)	(4,045)	(10,784)	(8,219)
Other income, net	42	32	88	55
Loss before income taxes	(5,268)	(4,013)	(10,696)	(8,164)
(Provision) benefit for income taxes	(15)	1	(22)	2
Net loss	$(5,283)	$(4,012)	$(10,718)	$(8,162)
Earnings (loss) per common share:
Loss per common share—basic	$(0.62)	$(0.50)	$(1.25)	$(1.02)
Loss per common share—diluted	$(0.62)	$(0.50)	$(1.25)	$(1.02)
Weighted average common shares outstanding—basic	8,587	8,029	8,560	7,995
Weighted average common shares outstanding—diluted	8,587	8,029	8,560	7,995

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Exercise of stock options	—	—	71	1	1,128	—	1,129
Issuance of restricted common stock	—	—	119	—	—	—	—
Forfeiture of restricted common stock	—	—	(28)	—	—	—	—
Purchase and retirement of common stock	—	—	(36)	—	(1,035)	—	(1,035)
Stock-based compensation	—	—	—	—	2,571	—	2,571
Net loss	—	—	—	—	—	(8,162)	(8,162)
BALANCE AT JUNE 30, 2015	10	$50	8,553	$9	$62,886	$(16,268)	$46,677
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Exercise of stock options	—	—	32	—	309	—	309
Issuance of restricted common stock	—	—	177	—	—	—	—
Forfeiture of restricted common stock	—	—	(3)	—	—	—	—
Purchase and retirement of common stock	—	—	(40)	—	(1,104)	—	(1,104)
Stock-based compensation	—	—	—	—	2,782	—	2,782
Net loss	—	—	—	—	—	(10,718)	(10,718)
BALANCE AT JUNE 30, 2016	10	$50	9,085	$9	$79,426	$(36,758)	$42,727

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(10,718)	$(8,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	688	604
Amortization and write-off of intangibles	639	520
Changes in allowance for doubtful accounts	—	16
Stock-based compensation	2,707	2,480
Changes in operating assets and liabilities:
Trade accounts receivable	2,139	1,509
Other current assets	52	36
Other assets	36	74
Accounts payable and other accrued liabilities	109	(160)
Deferred revenue	(917)	(1,285)
Net cash used in operating activities	(5,265)	(4,368)
Cash flows from investing activities:
Purchase of property and equipment	(755)	(324)
Capitalized patent costs	(436)	(428)
Maturity of marketable securities	22,467	15,363
Purchase of marketable securities	(8,819)	(12,412)
Net cash provided by investing activities	12,457	2,199
Cash flows from financing activities:
Exercise of stock options	309	1,129
Purchase of common stock	(1,104)	(1,035)
Net cash provided by (used in) financing activities	(795)	94
Net increase (decrease) in cash and cash equivalents	6,397	(2,075)
Cash and cash equivalents at beginning of period	3,160	6,122
Cash and cash equivalents at end of period	$9,557	$4,047
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$14	$2
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$273	$99
Stock-based compensation capitalized to software and patent costs	$75	$91

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

The accompanying interim consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2016 and 2015, it was concluded that there was no impairment as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the potential future impact of this standard on its financial condition, results of operations, cash flows and disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015, respectively, was as follows:

June 30, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$2,774	$—	$—	$2,774
Federal agency notes	—	8,765	—	8,765
U.S. treasuries	—	7,556	—	7,556
Pre-refunded municipal bonds (1)	—	4,286	—	4,286
Corporate notes	—	4,050	—	4,050
Commercial paper	—	3,498	—	3,498
Certificates of deposits	—	136	—	136
Total	$2,774	$28,291	$—	$31,065

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,001	$—	$—	$2,001
Federal agency notes	—	11,722	—	11,722
U.S. treasuries	—	7,059	—	7,059
Corporate notes	—	6,884	—	6,884
Pre-refunded municipal bonds (1)	—	4,747	—	4,747
Commercial paper	—	3,794	—	3,794
Certificates of deposits	—	2,220	—	2,220
Total	$2,001	$36,426	$—	$38,427

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2016 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$31,065	$31,065	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and certificates of deposit totaling $8,687 and $2,401 at June 30, 2016 and December 31, 2015, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

3. Revenue Recognition

The Company derives its revenue primarily from professional services, subscriptions and licensing of its intellectual property:

•	Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.
•	Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription.
•	License revenue originates primarily from licensing the Company’s intellectual property, where the Company receives license fees and/or royalties as its income stream.

Revenue is recognized in accordance with ASC 605 “Revenue Recognition” and ASC 985 “Software” when the following four criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	delivery has occurred,
(iii)	the fee is fixed or determinable, and
(iv)	collection is reasonably assured or probable.

Some customer arrangements encompass multiple deliverables, such as professional services, software licenses, and maintenance and support fees. For arrangements that include multiple deliverables, the Company identifies separate units of accounting at inception based on the consensus reached under ASC 605-25 “Multiple-Element Arrangements,” which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The Company applies ASC 985 to software deliverables when relevant. The consideration for the arrangements under ASC 605-25 is allocated to the separate units of accounting using the relative selling price method.

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
•

The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements are not considered to be fixed or determinable if payments are due beyond the Company’s standard payment terms, primarily because of the risk of substantial modification present in the Company’s patent licensing business. As such, revenue on license arrangements with extended payment terms is recognized as fees become fixed or determinable.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Domestic	$1,151	$1,758	$2,284	$3,445
International (1)	4,306	4,040	8,753	8,342
Total	$5,457	$5,798	$11,037	$11,787

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Central Banks	63%	54%	63%	57%

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

There were no stock options granted during the three and six months ended June 30, 2016 and 2015.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Stock-based compensation:
Cost of revenue	$184	$213	$357	$398
Sales and marketing	238	175	450	334
Research, development and engineering	379	328	704	615
General and administrative	544	484	1,045	1,002
Intellectual property	79	63	151	131
Stock-based compensation expense	1,424	1,263	2,707	2,480
Capitalized to software and patent costs	43	54	75	91
Total stock-based compensation expense	$1,467	$1,317	$2,782	$2,571

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of June 30, 2016	As of December 31, 2015
Total unrecognized compensation costs	$11,746	$9,549

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of June 30, 2016 for stock options and restricted stock over weighted average periods through June 2020 as follows:

	Stock Options	Restricted Stock
Weighted average period	0.0 years	1.4 years

As of June 30, 2016, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,307 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

Three months ended June 30, 2016:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at March 31, 2016	475	$17.98	$8.76
Options granted	—	—	—
Options exercised	(17)	9.64	8.15
Options forfeited or expired	—	—	—
Outstanding at June 30, 2016	458	$18.29	$8.79	$6,260

Six months ended June 30, 2016:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	490	$17.73	$8.69
Granted	—	—	—
Exercised	(32)	9.64	7.28
Forfeited or expired	—	—	—
Outstanding at June 30, 2016	458	$18.29	$8.79	$6,260
Exercisable at June 30, 2016	458	$18.29		$6,260

The aggregate intrinsic value is based on the closing price of $31.96 per share of Digimarc common stock on June 30, 2016, which would have been received by the optionees had all of the options with exercise prices less than $31.96 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three months ended June 30, 2016:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, March 31, 2016	525	$25.56
Granted	15	$29.53
Vested	(68)	$25.96
Forfeited	(2)	$33.16
Unvested balance, June 30, 2016	470	$25.59

Six months ended June 30, 2016:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2015	408	$24.30
Granted	177	$28.63
Vested	(112)	$25.52
Forfeited	(3)	$32.31
Unvested balance, June 30, 2016	470	$25.59

The following table indicates the fair value of all restricted stock awards that vested during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Fair value of restricted stock awards vested	$1,839	$1,666	$3,117	$2,879

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

The following table reconciles earnings (loss) per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(5,283)	$(4,012)	$(10,718)	$(8,162)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(5,283)	(4,012)	(10,718)	(8,162)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(5,283)	(4,012)	(10,718)	(8,162)
Loss to common shares—basic	$(5,283)	$(4,012)	$(10,718)	$(8,162)
Denominator
Weighted average common shares outstanding—basic	8,587	8,029	8,560	7,995
Basic earnings (loss) per common share	$(0.62)	$(0.50)	$(1.25)	$(1.02)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(5,283)	$(4,012)	$(10,718)	$(8,162)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares—diluted	$(5,283)	$(4,012)	$(10,718)	$(8,162)
Denominator
Weighted average common shares outstanding—basic	8,587	8,029	8,560	7,995
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding—dilutive	8,587	8,029	8,560	7,995
Diluted earnings (loss) per common share	$(0.62)	$(0.50)	$(1.25)	$(1.02)

There were 75 and 0 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and six months ended June 30, 2016, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 75 and 175 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and six months ended June 30, 2015, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 169 and 188 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and six months ended June 30, 2016, respectively, as the Company incurred a net loss for the periods.

There were 216 and 214 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and six months ended June 30, 2015, respectively, as the Company incurred a net loss for the periods.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30, 2016	December 31, 2015
Trade accounts receivable	$2,492	$4,631
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$2,477	$4,616
Unpaid deferred revenue included in trade accounts receivable	$544	$2,012

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	June 30, 2016	December 31, 2015
Central Banks	41%	62%

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

	June 30, 2016	December 31, 2015
Office furniture and fixtures	$1,123	$1,068
Software	1,799	1,748
Equipment	3,568	3,416
Leasehold improvements	1,609	1,276
Gross property and equipment	8,099	7,508
Less accumulated depreciation and amortization	(4,945)	(4,498)
Property and equipment, net	$3,154	$3,010

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	June 30, 2016	December 31, 2015
Capitalized patent costs	$6,971	$6,779
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120
Gross intangible assets	10,241	10,049
Accumulated amortization	(3,772)	(3,436)
Intangibles, net	$6,469	$6,613

10. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and Nielsen reduced the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television.

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

As of June 30, 2016, both Digimarc and Nielsen continued to assess the market opportunities of TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the three and six months ended June 30, 2016 and 2015.

The Company’s investment in each joint venture was $0 as of June 30, 2016 and December 31, 2015.

11. Income Taxes

The (provision) benefit for income taxes for the six months ended June 30, 2016 and 2015 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the six months ended June 30, 2016 and 2015 was 0% and 0%, respectively. The valuation allowance against net deferred tax assets as of June 30, 2016 was $20,023, an increase of $4,603 from $15,420 as of December 31, 2015.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on  February 25, 2016  (our “2015 Annual Report”), and other reports and filings made with the U.S. Securities and Exchange Commission (“SEC”).

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

We provide solutions directly and through our business partners. Our inventions provide a powerful element of document security, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”), and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-books and printed materials. Digimarc Barcodes have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

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

Our intellectual property portfolio of patents contains many innovations in digital watermarking, pattern recognition
(sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 U.S. and foreign patents and pending patent applications as of June 30, 2016. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Critical Accounting Policies and Estimates

Detailed information on our critical accounting policies and estimates are set forth in Part II, Item 7 of our 2015 Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three and six month periods relate to the three and six month periods ended June 30, 2016 and all changes discussed with respect to such periods reflect changes compared to the three and six month periods ended June 30, 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenue:
Service	58%	56%	58%	57%
Subscription	27	29	27	29
License	15	15	15	14
Total revenue	100	100	100	100
Cost of revenue:
Service	26	26	26	26
Subscription	11	15	11	14
License	2	1	2	1
Total cost of revenue	38	42	39	41
Gross profit	62	58	61	59
Operating expenses:
Sales and marketing	52	36	53	36
Research, development and engineering	62	52	61	52
General and administrative	36	34	38	36
Intellectual property	8	5	8	6
Total operating expenses	159	128	159	128
Operating loss	(97)	(70)	(98)	(70)
Other income, net	1	1	1	0
Loss before income taxes	(97)	(69)	(97)	(69)
(Provision) benefit for income taxes	(0)	0	(0)	0
Net loss	(97%)	(69%)	(97%)	(69%)

Summary

Total revenue for the three and six month periods ended June 30, 2016 decreased 6% to $5.5 million and 6% to $11.0 million, respectively, compared to the corresponding three and six month periods ended June 30, 2015, primarily as a result of lower service and subscription revenue.

Total operating expenses for the three and six month periods ended June 30, 2016 increased 17% to $8.7 million and 16% to $17.5 million, respectively, compared to the corresponding three and six month periods ended June 30, 2015, primarily reflecting higher investment in sales, marketing, research, development and engineering as we address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue:
Service	$3,148	$3,235	$(87)	(3)%	$6,398	$6,736	$(338)	(5)%
Subscription	1,494	1,670	(176)	(11)%	2,957	3,386	(429)	(13)%
License	815	893	(78)	(9)%	1,682	1,665	17	1%
Total	$5,457	$5,798	$(341)	(6)%	$11,037	$11,787	$(750)	(6)%
Revenue (as % of total revenue):
Service	58%	56%			58%	57%
Subscription	27%	29%			27%	29%
License	15%	15%			15%	14%
Total	100%	100%			100%	100%

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

The decreases in service revenue for three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were primarily due to less program work with a government agency contractor and the expiration of minimum support services to Intellectual Ventures (“IV”), partially offset by more program work with the Central Banks.

Subscription. Subscription revenue includes revenue from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decreases in subscription revenue for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were primarily due to lower software license revenue, which is recognized over the associated 12-month support period, partially offset by growth in sales of Digimarc Barcode.

License. License revenue originates primarily from licensing our intellectual property, where we receive license fees and/or royalties as our income stream.

The decrease in license revenue for the three month period ended June 30, 2016, compared to the corresponding three month period ended June 30, 2015, was primarily due to timing of revenue recognition.

License revenue for the six month period ended June 30, 2016, compared to the corresponding six month period ended June 30, 2015, was relatively flat.

Revenue by Geography

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue by geography:
Domestic	$1,151	$1,758	$(607)	(35)%	$2,284	$3,445	$(1,161)	(34)%
International	4,306	4,040	266	7%	8,753	8,342	411	5%
Total	$5,457	$5,798	$(341)	(6)%	$11,037	$11,787	$(750)	(6)%
Revenue (as % of total revenue):
Domestic	21%	30%			21%	29%
International	79%	70%			79%	71%
Total	100%	100%			100%	100%

The decreases in domestic revenue for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were primarily the result of lower service and subscription revenue among domestic customers.

The increases in international revenue for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were primarily due to the timing and amount of program work with the Central Banks.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation and other charges for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation;
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and
•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;
•	license costs from third parties; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Decrease	Percent Decrease
Gross Profit:
Service	$1,747	$1,738	$9	1%	$3,565	$3,661	$(96)	(3)%
Subscription	900	804	96	12%	1,701	1,766	(65)	(4)%
License	716	807	(91)	(11)%	1,487	1,495	(8)	(1)%
Total	$3,363	$3,349	$14	0%	$6,753	$6,922	$(169)	(2)%
Gross Profit (as % of related revenue components):
Service	55%	54%			56%	54%
Subscription	60%	48%			58%	52%
License	88%	90%			88%	90%
Total	62%	58%			61%	59%

The increase in service gross profit as a percentage of service revenue was insignificant for both three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015.

The increase in subscription gross profit as a percentage of subscription revenue for both the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, was due primarily to lower operations and contractor costs in support of Guardian partially offset by lower subscription revenue.

The decrease in license gross profit as a percentage of license revenue was insignificant for both three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase	Percent Increase	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase	Percent Increase
Sales and marketing	$2,856	$2,098	$758	36%	$5,811	$4,188	$1,623	39%
Sales and marketing (as % of total revenue)	52%	36%			53%	36%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended June 30, 2016, compared to the corresponding three month period ended June 30, 2015, was due primarily to:

•	increased headcount and compensation-related expenses of $0.4 million;
•	increased charges for infrastructure and centralized costs of $0.1 million, primarily related to increased headcount; and
•	increased travel expenses of $0.1 million.

The increase in sales and marketing expenses for the six month period ended June 30, 2016, compared to the corresponding six month period ended June 30, 2015, was due primarily to:

•	increased headcount and compensation-related expenses of $1.0 million;
•	increased charges for infrastructure and centralized costs of $0.2 million, primarily related to increased headcount;
•	increased marketing and professional fees of $0.2 million related to market development activities; and
•	increased travel expenses of $0.1 million.

Research, development and engineering

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase	Percent Increase	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase	Percent Increase
Research, development and engineering	$3,379	$3,025	$354	12%	$6,684	$6,109	$575	9%
Research, development and engineering (as % of total revenue)	62%	52%			61%	52%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in research, development and engineering expenses for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, was due primarily to increased headcount and compensation-related expenses of $0.3 million and $0.5 million, respectively.

General and administrative

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Decrease	Percent Decrease	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Decrease	Percent Decrease
General and administrative	$1,976	$1,980	$(4)	(0)%	$4,146	$4,186	$(40)	(1)%
General and administrative (as % of total revenue)	36%	34%			38%	36%

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

General and administrative expenses for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were relatively flat.

Intellectual property

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase	Percent Increase	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase	Percent Increase
Intellectual property	$462	$291	$171	59%	$896	$658	$238	36%
Intellectual property (as % of total revenue)	8%	5%			8%	6%

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

The increases in intellectual property expenses for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were due primarily to:

•	increased compensation-related expenses of $0.1 million; and
•	increased write-off of abandoned patent costs of $0.1 million.

Stock-based compensation

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Cost of revenue	$184	$213	$(29)	(14)%	$357	$398	$(41)	(10)%
Sales and marketing	238	175	63	36%	450	334	116	35%
Research, development and engineering	379	328	51	16%	704	615	89	14%
General and administrative	544	484	60	12%	1,045	1,002	43	4%
Intellectual property	79	63	16	25%	151	131	20	15%
Total	$1,424	$1,263	$161	13%	$2,707	$2,480	$227	9%

The increases in stock-based compensation expense for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were due primarily to increased headcount.

We anticipate incurring an additional $11,746 in stock-based compensation expense through June 2020 for awards outstanding as of June 30, 2016.

Other income, net

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Dollar Increase	Percent Increase	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase	Percent Increase
Other income, net	$42	$32	10	31%	$88	$55	33	60%
Other income, net (as % of total revenue)	1%	1%			1%	*

*	Less than 1%

The increases in other income, net for the three and six month periods ended June 30, 2016, compared to the corresponding three and six month periods ended June 30, 2015, were primarily due to higher interest income as a result of higher interest rates on cash and investments and changes in foreign currency.

Income Taxes

The (provision) benefit for income taxes for the six month periods ended June 30, 2016 and 2015 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the six month periods ended June 30, 2016 and 2015 was 0% because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of June 30, 2016 was $20,023, an increase of $4,603 from $15,420 as of December 31, 2015.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2016, and largely due to the cumulative loss incurred by us over the last three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets.

Liquidity and Capital Resources

	June 30, 2016	December 31, 2015
Working capital	$32,199	$37,610
Current ratio (1)	9.8:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$31,935	$36,187
Long-term marketable securities	$-	$2,999
Total cash, cash equivalents and all marketable securities	$31,935	$39,186

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $7.3 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;
•	purchases of property and equipment and capitalized patent costs; and
•	purchases of common stock related to the vesting of restricted stock; partially offset by
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include federal agency notes, U.S. treasuries, pre-refunded municipal bonds, corporate notes, commercial paper and certificates of deposits. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and six month periods ended June 30, 2016 and 2015.

Operating Cash Flow

The components of operating cash flows were:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Dollar Increase (Decrease)	Percent Increase (Decrease)
Net loss	$(10,718)	$(8,162)	$(2,556)	(31)%
Non-cash items	4,034	3,620	414	11%
Changes in operating assets and liabilities	1,419	174	1,245	716%
Net cash used in operating activities	$(5,265)	$(4,368)	$(897)	21%

Cash flows used in operating activities for the six month period ended June 30, 2016, compared to the corresponding six month period ended June 30, 2015, increased by $0.9 million, primarily as the result of a higher net loss, partially offset by changes in operating assets and liabilities. The higher net loss was primarily due to higher operating expenses. The increase from changes in operating assets and liabilities for the six month period was primarily due to higher collections of accounts receivable.

Cash flows provided by investing activities for the six month period ended June 30, 2016, compared to the corresponding six month period ended June 30, 2015, increased by $10.3 million from $2.2 million to $12.5 million, primarily as a result of higher net maturities of marketable securities.

Cash flows from financing activities for the six month period ended June 30, 2016, compared to the corresponding six month period ended June 30, 2015, decreased by $0.9 million from $0.1 million provided to $0.8 million used, primarily as a result of lower stock option exercises.

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

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	anticipated levels of backlog in future periods;
•	the success of Digimarc Discover and Digimarc Barcode;
•	protection, development and monetization of our intellectual property portfolio;
•	our plans and intentions with respect to our joint ventures; and
•	the risks detailed in our filings with the U.S. Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A of our 2015 Annual Report.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2015 Annual Report. The risks and uncertainties described in our 2015 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2016, there have been no material changes to the risk factors set forth in our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2016:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value) of shares that may yet be purchased under the plans or programs
Month 1
April 1, 2016 to April 30, 2016	—	$—	—	$—
Month 2
May 1, 2016 to May 31, 2016	21,456	$27.23	—	$—
Month 3
June 1, 2016 to June 30, 2016	—	$—	—	$—
Total	21,456	$27.23	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2016	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)