Form 10-Q
period 2016-09-30
Digimarc CORP
filed 2016-11-03
CIK 1438231

The co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, there were 10,522,466 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,647	$3,160
Marketable securities	29,819	33,027
Trade accounts receivable, net	2,521	4,616
Other current assets	1,924	1,487
Total current assets	58,911	42,290
Marketable securities	11,842	2,999
Property and equipment, net	3,443	3,010
Intangibles, net	6,459	6,613
Goodwill	1,114	1,114
Other assets	394	338
Total assets	$82,163	$56,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,487	$1,657
Deferred revenue	1,605	3,023
Total current liabilities	3,092	4,680
Deferred rent and other long-term liabilities	949	226
Total liabilities	4,041	4,906
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2016 and December 31, 2015)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 10,509 and 8,919 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	11	9
Additional paid-in capital	120,017	77,439
Accumulated deficit	(41,956)	(26,040)
Total shareholders’ equity	78,122	51,458
Total liabilities and shareholders’ equity	$82,163	$56,364

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue:
Service	$3,252	$3,072	$9,650	$9,808
Subscription	1,417	1,561	4,374	4,947
License	907	753	2,589	2,418
Total revenue	5,576	5,386	16,613	17,173
Cost of revenue:
Service	1,455	1,204	4,288	4,279
Subscription	600	808	1,856	2,428
License	107	86	302	256
Total cost of revenue	2,162	2,098	6,446	6,963
Gross profit	3,414	3,288	10,167	10,210
Operating expenses:
Sales and marketing	2,945	2,309	8,756	6,497
Research, development and engineering	3,291	3,236	9,975	9,345
General and administrative	2,039	1,847	6,185	6,033
Intellectual property	394	367	1,290	1,025
Total operating expenses	8,669	7,759	26,206	22,900
Operating loss	(5,255)	(4,471)	(16,039)	(12,690)
Other income, net	69	29	157	84
Loss before income taxes	(5,186)	(4,442)	(15,882)	(12,606)
Provision for income taxes	(12)	(27)	(34)	(25)
Net loss	$(5,198)	$(4,469)	$(15,916)	$(12,631)
Earnings (loss) per common share:
Loss per common share—basic	$(0.55)	$(0.54)	$(1.79)	$(1.56)
Loss per common share—diluted	$(0.55)	$(0.54)	$(1.79)	$(1.56)
Weighted average common shares outstanding—basic	9,506	8,309	8,878	8,101
Weighted average common shares outstanding—diluted	9,506	8,309	8,878	8,101

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Issuance of common stock, net of issuance costs	—	—	342	1	12,895	—	12,896
Exercise of stock options	—	—	91	—	1,321	—	1,321
Issuance of restricted common stock	—	—	132	—	—	—	—
Forfeiture of restricted common stock	—	—	(29)	—	—	—	—
Purchase and retirement of common stock	—	—	(57)	—	(1,833)	—	(1,833)
Stock-based compensation	—	—	—	—	3,994	—	3,994
Net loss	—	—	—	—	—	(12,631)	(12,631)
BALANCE AT SEPTEMBER 30, 2015	10	$50	8,906	$9	$76,599	$(20,737)	$55,921
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Issuance of common stock, net of issuance costs	—	—	1,418	2	39,698	—	39,700
Exercise of stock options	—	—	49	—	476	—	476
Issuance of restricted common stock	—	—	191	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(61)	—	(1,879)	—	(1,879)
Stock-based compensation	—	—	—	—	4,283	—	4,283
Net loss	—	—	—	—	—	(15,916)	(15,916)
BALANCE AT SEPTEMBER 30, 2016	10	$50	10,509	$11	$120,017	$(41,956)	$78,122

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,916)	$(12,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,016	930
Amortization and write-off of intangibles	876	794
Changes in allowance for doubtful accounts	-	16
Stock-based compensation	4,162	3,857
Changes in operating assets and liabilities:
Trade accounts receivable	2,095	1,842
Other current assets	(437)	(251)
Other assets	(56)	66
Accounts payable and other accrued liabilities	680	280
Deferred revenue	(1,407)	(1,929)
Net cash used in operating activities	(8,987)	(7,026)
Cash flows from investing activities:
Purchase of property and equipment	(1,565)	(747)
Capitalized patent costs	(623)	(646)
Maturity of marketable securities	35,182	27,151
Purchase of marketable securities	(40,817)	(25,786)
Net cash used in investing activities	(7,823)	(28)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	39,700	12,896
Exercise of stock options	476	1,321
Purchase of common stock	(1,879)	(1,833)
Net cash provided by financing activities	38,297	12,384
Net increase in cash and cash equivalents	21,487	5,330
Cash and cash equivalents at beginning of period	3,160	6,122
Cash and cash equivalents at end of period	$24,647	$11,452
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$27	$22
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$76	$73
Stock-based compensation capitalized to software and patent costs	$121	$137

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. The Company has developed the Digimarc Discover®, Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU No. 2016-15 adds or clarifies guidance on specific cash flow issues to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this update are to be applied retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the potential future impact of this standard on its cash flows and disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015, respectively, was as follows:

September 30, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$6,167	$—	$—	$6,167
Commercial paper	—	25,671	—	25,671
Federal agency notes	—	15,095	—	15,095
Corporate notes	—	10,933	—	10,933
U.S. treasuries	—	4,521	—	4,521
Pre-refunded municipal bonds (1)	—	2,738	—	2,738
Total	$6,167	$58,958	$—	$65,125

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,001	$—	$—	$2,001
Federal agency notes	—	11,722	—	11,722
U.S. treasuries	—	7,059	—	7,059
Corporate notes	—	6,884	—	6,884
Pre-refunded municipal bonds (1)	—	4,747	—	4,747
Commercial paper	—	3,794	—	3,794
Certificates of deposits	—	2,220	—	2,220
Total	$2,001	$36,426	$—	$38,427

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2016 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$65,125	$53,283	$11,842	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $23,464 and $2,401 at September 30, 2016 and December 31, 2015, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Domestic	$1,210	$1,733	$3,494	$5,178
International (1)	4,366	3,653	13,119	11,995
Total	$5,576	$5,386	$16,613	$17,173

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Central Banks	62%	53%	63%	56%

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

There were no stock options granted during the three and nine months ended September 30, 2016 and 2015.

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Stock-based compensation:
Cost of revenue	$196	$171	$553	$569
Sales and marketing	$265	$251	$715	$585
Research, development and engineering	$346	$396	$1,050	$1,011
General and administrative	$568	$485	$1,613	$1,487
Intellectual property	$80	$74	$231	$205
Stock-based compensation expense	$1,455	$1,377	$4,162	$3,857
Capitalized to software and patent costs	$46	$46	$121	$137
Total stock-based compensation expense	$1,501	$1,423	$4,283	$3,994

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of	As of
	September 30,	December 31,
	2016	2015
Total unrecognized compensation costs	$10,620	$9,549

Total unrecognized compensation costs will be adjusted for any future changes in estimated forfeitures.

The Company expects to recognize the unrecognized compensation costs as of September 30, 2016 for stock options and restricted stock over weighted average periods through September 2020 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	0.0 years	1.4 years

As of September 30, 2016, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,319 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

Three months ended September 30, 2016:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at June 30, 2016	458	$18.29	$8.79
Options granted	—	—	—
Options exercised	(17)	9.64	6.30
Options forfeited or expired	—	—	—
Outstanding at September 30, 2016	441	$18.63	$8.88	$8,687

Nine months ended September 30, 2016:	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	490	$17.73	$8.69
Granted	—	—	—
Exercised	(49)	9.64	6.94
Forfeited or expired	—	—	—
Outstanding at September 30, 2016	441	$18.63	$8.88	$8,687
Exercisable at September 30, 2016	441	$18.63		$8,687

The aggregate intrinsic value is based on the closing price of $38.35 per share of Digimarc common stock on September 30, 2016, which would have been received by the optionees had all of the options with exercise prices less than $38.35 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

Three months ended September 30, 2016:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, June 30, 2016	470	$25.59
Granted	14	$35.38
Vested	(54)	$25.50
Forfeited	(4)	$28.15
Unvested balance, September 30, 2016	426	$25.89

Nine months ended September 30, 2016:	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2015	408	$24.30
Granted	191	$29.11
Vested	(166)	$25.51
Forfeited	(7)	$30.14
Unvested balance, September 30, 2016	426	$25.89

The following table indicates the fair value of all restricted stock awards that vested during the three and nine months ended September 30, 2016 and 2015:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Fair value of restricted stock awards vested	$1,912	$1,961	$5,029	$4,840

6. Shareholders’ Equity

During the three months ended September 30, 2016, the Company sold 1,233 shares of its common stock in an underwritten public offering, plus an additional 185 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 per share. The Company received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs.

During the three months ended September 30, 2015, the Company sold 342 shares of its common stock under an Equity Distribution Agreement with Wells Fargo, LLC, as a sales agent, at a weighted average price of $38.83. The Company received

$12,978 of cash proceeds, net of sales commissions of $299, and paid $82 in stock issuance costs. As of December 31, 2015, there were no shares remaining to be sold under the Equity Distribution Agreement.

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

The following table reconciles earnings (loss) per common share for the three and nine months ended September 30, 2016 and 2015:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(5,198)	$(4,469)	$(15,916)	$(12,631)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(5,198)	(4,469)	(15,916)	(12,631)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(5,198)	(4,469)	(15,916)	(12,631)
Loss to common shares—basic	$(5,198)	$(4,469)	$(15,916)	$(12,631)
Denominator
Weighted average common shares outstanding—basic	9,506	8,309	8,878	8,101
Basic earnings (loss) per common share	$(0.55)	$(0.54)	$(1.79)	$(1.56)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(5,198)	$(4,469)	$(15,916)	$(12,631)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares—diluted	$(5,198)	$(4,469)	$(15,916)	$(12,631)
Denominator
Weighted average common shares outstanding—basic	9,506	8,309	8,878	8,101
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding—dilutive	9,506	8,309	8,878	8,101
Diluted earnings (loss) per common share	$(0.55)	$(0.54)	$(1.79)	$(1.56)

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and nine months ended September 30, 2016 and 2015, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

Potentially dilutive common stock equivalents are determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

There were 211 and 195 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and nine months ended September 30, 2016, respectively, as the Company incurred a net loss for the periods.

There were 272 and 234 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and nine months ended September 30, 2015, respectively, as the Company incurred a net loss for the periods.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30,	December 31,
	2016	2015
Trade accounts receivable	$2,536	$4,631
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$2,521	$4,616
Unpaid deferred revenue included in trade accounts receivable	$556	$2,012

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	September 30,	December 31,
	2016	2015
Central Banks	43%	62%

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

	September 30,	December 31,
	2016	2015
Office furniture and fixtures	$1,052	$1,068
Software	1,957	1,748
Equipment	3,990	3,416
Leasehold improvements	1,589	1,276
Gross property and equipment	8,588	7,508
Less accumulated depreciation and amortization	(5,145)	(4,498)
Property and equipment, net	$3,443	$3,010

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	September 30,	December 31,
	2016	2015
Capitalized patent costs	$7,136	$6,779
Intangible assets acquired:
Purchased patents and intellectual property	250	250
Existing technology	1,560	1,560
Customer relationships	290	290
Backlog	760	760
Tradenames	290	290
Non-solicitation agreements	120	120
Gross intangible assets	10,406	10,049
Accumulated amortization	(3,947)	(3,436)
Intangibles, net	$6,459	$6,613

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

As of September 30, 2016, both Digimarc and Nielsen continued to assess the market opportunities of TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the three and nine months ended September 30, 2016 and 2015.

The Company’s investment in each joint venture was $0 as of September 30, 2016 and December 31, 2015.

12. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2016 and 2015 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 0% and 0%, respectively. The valuation allowance against net deferred tax assets as of September 30, 2016 was $22,283, an increase of $6,863 from $15,420 as of December 31, 2015.

13. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. These indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed the Digimarc Discover®, Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable automatic identification of media without visible computer codes like traditional barcodes.

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

Our intellectual property portfolio of patents contains many innovations in digital watermarking, pattern recognition
(sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 U.S. and foreign patents and pending patent applications as of September 30, 2016. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to  three and nine month periods relate to the three and nine month periods ended September 30, 2016 and all changes discussed with respect to such periods reflect changes compared to the three and nine month periods ended September 30, 2015.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue:
Service	58%	57%	58%	57%
Subscription	25	29	26	29
License	16	14	16	14
Total revenue	100	100	100	100
Cost of revenue:
Service	26	22	26	25
Subscription	11	15	11	14
License	2	2	2	1
Total cost of revenue	39	39	39	41
Gross profit	61	61	61	59
Operating expenses:
Sales and marketing	53	43	53	38
Research, development and engineering	59	60	60	54
General and administrative	37	34	37	35
Intellectual property	7	7	8	6
Total operating expenses	155	144	158	133
Operating loss	(94)	(83)	(97)	(74)
Other income, net	1	1	1	0
Loss before income taxes	(93)	(82)	(96)	(73)
Provision for income taxes	(0)	(1)	(0)	(0)
Net loss	(93%)	(83%)	(96%)	(74%)

Summary

Total revenue for the three month period ended September 30, 2016 increased 4% to $5.6 million, compared to the corresponding three month period ended September 30, 2015, primarily as a result of higher service revenue.

Total revenue for the nine month period ended September 30, 2016 decreased 3% to $16.6 million, compared to the corresponding nine month period ended September 30, 2015, primarily as a result of lower subscription revenue.

Total operating expenses for the three and nine month periods ended September 30, 2016 increased 12% to $8.7 million and 14% to $26.2 million, respectively, compared to the corresponding three and nine month periods ended September 30, 2015, primarily reflecting higher investment in sales, marketing, research, development and engineering as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Revenue:
Service	$3,252	$3,072	$180	6%	$9,650	$9,808	$(158)	(2)%
Subscription	1,417	1,561	(144)	(9)%	4,374	4,947	(573)	(12)%
License	907	753	154	20%	2,589	2,418	171	7%
Total	$5,576	$5,386	$190	4%	$16,613	$17,173	$(560)	(3)%
Revenue (as % of total revenue):
Service	58%	57%			58%	57%
Subscription	25%	29%			26%	29%
License	16%	14%			16%	14%
Total	100%	100%			100%	100%

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

The increase in service revenue for the three month period ended September 30, 2016, compared to the corresponding three month period ended September 30, 2015, was primarily due to more program work with the Central Banks, partially offset by the expiration of minimum support services to Intellectual Ventures (“IV”).

The decrease in service revenue for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, was primarily due to the expiration of minimum support services to IV and less program work with a government agency contractor, partially offset by more program work with the Central Banks.

Subscription. Subscription revenue includes revenue from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decreases in subscription revenue for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were primarily due to lower software license revenue, which is recognized over the associated 12-month support period, partially offset by growth in sales of Digimarc Barcode.

License. License revenue originates primarily from licensing our intellectual property, where we receive license fees and/or royalties as our income stream.

The increases in license revenue for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were primarily due to higher royalty revenue.

Revenue by Geography

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,210	$1,733	$(523)	(30)%	$3,494	$5,178	$(1,684)	(33)%
International	4,366	3,653	713	20%	13,119	11,995	1,124	9%
Total	$5,576	$5,386	$190	4%	$16,613	$17,173	$(560)	(3)%
Revenue (as % of total revenue):
Domestic	22%	32%			21%	30%
International	78%	68%			79%	70%
Total	100%	100%			100%	100%

The decreases in domestic revenue for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were primarily the result of lower service and subscription revenue among domestic customers.

The increases in international revenue for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were primarily due to more program work with the Central Banks and higher license revenue among international customers.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation and other charges for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation;
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and
•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs and patent maintenance fees;
•	license costs from third parties; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Gross Profit

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Gross Profit:
Service	$1,797	$1,868	$(71)	(4)%	$5,362	$5,529	$(167)	(3)%
Subscription	817	753	64	8%	2,518	2,519	(1)	(0)%
License	800	667	133	20%	2,287	2,162	125	6%
Total	$3,414	$3,288	$126	4%	$10,167	$10,210	$(43)	(0)%
Gross Profit (as % of related revenue components):
Service	55%	61%			56%	56%
Subscription	58%	48%			58%	51%
License	88%	89%			88%	89%
Total	61%	61%			61%	59%

The decrease in service gross profit as a percentage of service revenue for the three month period ended September 30, 2016, compared to the corresponding three month period ended September 30, 2015, was due primarily to the expiration of the minimum support services to IV. The decrease in service gross profit as a percent of service revenue was insignificant for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015.

The increases in subscription gross profit as a percentage of subscription revenue for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were due primarily to lower operations and contractor costs in support of our Guardian products and services, partially offset by lower subscription revenue.

The decreases in license gross profit as a percentage of license revenue were insignificant for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property.

Sales and marketing

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended			Ended	Ended
	September 30,	September 30,	Dollar	Percent	September 30,	September 30,	Dollar	Percent
	2016	2015	Increase	Increase	2016	2015	Increase	Increase
Sales and marketing	$2,945	$2,309	$636	28%	$8,756	$6,497	$2,259	35%
Sales and marketing (as % of total revenue)	53%	43%			53%	38%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended September 30, 2016, compared to the corresponding three month period ended September 30, 2015, was due primarily to:

•	increased headcount and compensation-related expenses of $0.5 million;
•	increased travel expenses of $0.1 million; and
•	increased charges for infrastructure and centralized costs of $0.1 million, primarily related to increased headcount.

The increase in sales and marketing expenses for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, was due primarily to:

•	increased headcount and compensation-related expenses of $1.4 million;
•	increased charges for infrastructure and centralized costs of $0.3 million, primarily related to increased headcount;
•	increased marketing and professional fees of $0.2 million related to market development activities; and
•	increased travel expenses of $0.2 million.

Research, development and engineering

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended			Ended	Ended
	September 30,	September 30,	Dollar	Percent	September 30,	September 30,	Dollar	Percent
	2016	2015	Increase	Increase	2016	2015	Increase	Increase
Research, development and engineering	$3,291	$3,236	$55	2%	$9,975	$9,345	$630	7%
Research, development and engineering (as % of total revenue)	59%	60%			60%	54%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering was insignificant for the three month period ended September 30, 2016, compared to the corresponding three month period ended September 30, 2015.

The increase in research, development and engineering expenses for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, was due primarily to increased headcount and compensation-related expenses of $0.5 million.

General and administrative

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended			Ended	Ended
	September 30,	September 30,	Dollar	Percent	September 30,	September 30,	Dollar	Percent
	2016	2015	Increase	Increase	2016	2015	Increase	Increase
General and administrative	$2,039	$1,847	$192	10%	$6,185	$6,033	$152	3%
General and administrative (as % of total revenue)	37%	34%			37%	35%

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

The increases in general and administrative expenses for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were primarily related to increased compensation-related expenses.

Intellectual property

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended			Ended	Ended
	September 30,	September 30,	Dollar	Percent	September 30,	September 30,	Dollar	Percent
	2016	2015	Increase	Increase	2016	2015	Increase	Increase
Intellectual property	$394	$367	$27	7%	$1,290	$1,025	$265	26%
Intellectual property (as % of total revenue)	7%	7%			8%	6%

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

The increase in intellectual property expenses was insignificant for the three month period ended September 30, 2016, compared to the corresponding three month period ended September 30, 2015.

The increase in intellectual property expenses for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, was due primarily to:

•	increased write-off of abandoned patent costs of $0.1 million; and
•	increased compensation-related expenses of $0.1 million.

Stock-based compensation

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$196	$171	$25	15%	$553	$569	$(16)	(3)%
Sales and marketing	265	251	14	6%	715	585	130	22%
Research, development and engineering	346	396	(50)	(13)%	1,050	1,011	39	4%
General and administrative	568	485	83	17%	1,613	1,487	126	8%
Intellectual property	80	74	6	8%	231	205	26	13%
Total	$1,455	$1,377	$78	6%	$4,162	$3,857	$305	8%

The increases in stock-based compensation expense for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were due primarily to increased headcount.

We anticipate incurring an additional $10,620 in stock-based compensation expense through September 2020 for awards outstanding as of September 30, 2016.

Other income, net

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended			Ended	Ended
	September 30,	September 30,	Dollar	Percent	September 30,	September 30,	Dollar	Percent
	2016	2015	Increase	Increase	2016	2015	Increase	Increase
Other income, net	$69	$29	40	138%	$157	$84	73	87%
Other income, net (as % of total revenue)	1%	1%			1%	*

*	Less than 1%

The increases in other income, net for the three and nine month periods ended September 30, 2016, compared to the corresponding three and nine month periods ended September 30, 2015, were primarily due to higher interest income as a result of higher cash balance and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Income Taxes

The (provision) benefit for income taxes for the nine month periods ended September 30, 2016 and 2015 reflects current taxes, deferred taxes, and withholding taxes in certain foreign jurisdictions. The effective tax rate for the nine month periods ended September 30, 2016 and 2015 was 0% because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of September 30, 2016 was $22,283, an increase of $6,863 from $15,420 as of December 31, 2015.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2016, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets.

Liquidity and Capital Resources

	September 30,	December 31,
	2016	2015
Working capital	$55,819	$37,610
Current ratio (1)	19.1:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$54,466	$36,187
Long-term marketable securities	$11,842	$2,999
Total cash, cash equivalents and all marketable securities	$66,308	$39,186

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $27.1 million increase in cash, cash equivalents and marketable securities resulted primarily from:

•	proceeds from the sale of common stock in an underwritten public offering; and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations;
•	purchases of property and equipment and capitalized patent costs; and
•	purchases of common stock related to the vesting of restricted stock.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes, corporate notes, U.S. treasuries and pre-refunded municipal bonds. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and nine month periods ended September 30, 2016 and 2015.

Operating Cash Flow

The components of operating cash flows were:

	Nine	Nine
	Months	Months
	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Net loss	$(15,916)	$(12,631)	$(3,285)	(26)%
Non-cash items	6,054	5,597	457	8%
Changes in operating assets and liabilities	875	8	867	10838%
Net cash used in operating activities	$(8,987)	$(7,026)	$(1,961)	28%

Cash flows used in operating activities for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, increased by $2.0 million, primarily as the result of a higher net loss, partially offset by changes in operating assets and liabilities and higher non-cash items. The higher net loss was primarily due to higher operating expenses.  The higher non-cash items were due to higher stock-based compensation and higher amortization and depreciation. The changes in operating assets and liabilities reflects changes in deferred revenue, and deferred rent due to the terms of our amended lease agreement.

Cash flows used in investing activities for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, increased by $7.8 million from $0.0 million to $7.8 million, primarily as a result of higher net purchases of marketable securities from cash received in the public offering and higher capital expenditures.

Cash flows from financing activities for the nine month period ended September 30, 2016, compared to the corresponding nine month period ended September 30, 2015, increased by $25.9 million from $12.4 million to $38.3 million, primarily as a result of higher sales of common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. During the three month period ended September 30, 2016, we sold 1,233 shares of our common stock in an underwritten public offering, plus an additional 185 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 per share. We received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2015 Annual Report. The risks and uncertainties described in our 2015 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2016, there have been no material changes to the risk factors set forth in our 2015 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2016:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2016 to July 31, 2016	—	$—	—	$—
Month 2
August 1, 2016 to August 31, 2016	21,916	$35.38	—	$—
Month 3
September 1, 2016 to September 30, 2016	—	$—	—	$—
Total	21,916	$35.38	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2016	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)