Form 10-K
period 2016-12-31
Digimarc CORP
filed 2017-02-23
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2016), was approximately $278 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 17, 2017, 10,689,383 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2017 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Digimarc Corporation, an Oregon corporation founded in 2008, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react. We have developed the Digimarc Discover®, Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable, automatic identification of media without visible computer codes like traditional barcodes.

Our media identification and discovery innovations enable our business partners to create numerous applications across a wide range of media content, including solutions that:

•	Improve the speed of retail checkout;
•	Provide simple and intuitive mobile customer engagement experiences in stores;
•

Quickly and reliably identify and effectively manage music, movies, television programming, digital images, e-publications, documents and other printed materials, especially in light of non-linear distribution over the Internet;

•	Deter counterfeiting of money, media and goods, and piracy of e-publications, movies and music;
•	Support new digital media distribution models and methods to monetize media content;
•	Leverage the power of ubiquitous computing to instantly link consumers to a wealth of information and/or interactive experiences related to the media and objects they encounter each day;
•	Provide consumers with more choice and access to media content when, where and how they want it;

•	Enhance imagery and video by associating metadata or authenticating media content for government and commercial uses; and
•	Better secure identity documents to enhance national security and combat identity theft and fraud.

Our Intuitive Computing Platform has a proprietary foundation in signal processing innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and many physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. We refer to the embedded information as the Digimarc Barcode. This digital information can be detected and read by a wide range of computers, smartphones, tablets and other digital devices.

Our inventions allow our business partners and customers to provide persistent digital identities for virtually any media content that is digitally processed at some point during its lifecycle. Our technology can be applied to printed materials, video, audio, and images to supply a wide range of consumer engagement, media management and security solutions across multiple consumer and government industry sectors. Over the years our enabling software and business processes, and associated intellectual property portfolio have grown to encompass many related technologies.

We provide our solutions directly and through our business partners. Our inventions provide a powerful element of document security, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”), and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-publications and printed materials. Digimarc Barcodes have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

Digimarc Barcodes can be used to enhance all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable visual space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication for readers. Digimarc Barcodes are imperceptible in normal use and do all that visible barcodes do, but perform better. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio, video and packaging. Unique to the Digimarc Discover platform is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode when present.

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

In October 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 of the 1,200 patents and applications held by us at the time the agreement was entered into, as noted below in the section titled “Technology and Intellectual Property.” The number of patents licensed to IV is now approximately 550. Through ongoing development, our portfolio not licensed to IV has grown to over 550 patents and applications.

In December 2012, we entered into a renewal and extension through 2024 of the Counterfeit Deterrence System Development and License Agreement with the Central Banks, with a 5-year extension option.

In January 2014, we introduced Digimarc Barcodes for use in consumer product packaging. These Digimarc Barcodes can contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Since then, additional scanner vendors and other channel partners have announced support for the Digimarc Barcode platform. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

Financial Information About Geographic Areas

Financial information about geographic areas is included in Note 3 of our Notes to Consolidated Financial Statements.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from development services, subscriptions for products and services, and licensing of our technology and patents. During 2016, we generated the majority of our revenue from development services under a long-term contract with the Central Banks, subscriptions to our anti-piracy and copyright protection services, and royalties from licensees.

In 2016, revenue from government contracts accounted for 63% of our total revenue. Central Banks accounted for substantially all revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option periods. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

Information about customers that accounted for 10% or more of revenue in the last three years is included in Note 3 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology and patented inventions to other solution providers. Our largest government customer is the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency using personal computers and digital reprographics for the last 18 years. We license primarily to commercial entities who use our technology and patented inventions in the media and entertainment industry. Commercial customers use a range of solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on our technology as a cost-effective means to:

•	deter piracy and illegal use of movies, music, e-publications and images;
•	protect entertainment content from copyright infringement;
•	track and monitor entertainment content for rights usage and licensing compliance;
•	monitor advertisements to verify ad placement and measure return on investment;
•	enhance information access, search and provide marketing capabilities related to media content; and
•	enable authorized use of content by consumers.

Digimarc Barcodes are easily embedded into all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable space on their media content; nor does it impact the overall layout or aesthetics of their media content. Our Digimarc Discover platform delivers a range of rich media experiences to smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented technology.

Digimarc Barcodes contain the same information found in traditional UPC codes used on consumer goods packing. The UPC information is invisibly repeated multiple times over the entire package surface. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in bringing the Digimarc Barcode to the market. The first retail scanner enabled was Datalogic’s MagellanTM 9800i multi-plane imaging scanner. Since then additional scanner vendors and other channel partners have announced support for the Digimarc Barcode platform. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

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

Current patent licensees include, among others, AlpVision SA, IV, Kantar SAS, NexGuard Labs B.V., Nielsen, OverDrive, Inc., Signum Technologies, Teletrax B.V., Verance Corporation (“Verance”) and Verimatrix, Inc.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes.

Many of our patents relate to various methods for embedding and decoding digital information in video, audio and images, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The embedded digital information generally survives most normal content transformations, including compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 U.S. and foreign patents and pending patent applications as of December 31, 2016. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Markets

Our patented inventions are used in various media identification and management products and solutions supporting a variety of media objects, from movies and music to banknotes, secure credentials and consumer packaged goods. Each media object enabled by our inventions creates the potential for several applications, such as:

•	counterfeiting and piracy deterrence;
•	online e-publication piracy protection;
•	content identification and media management;
•	authentication and monitoring;
•	retail point of sale transaction processing;
•	linking to networks and providing access to information; and
•	enhanced services in support of mobile commerce.

We believe the market for most of these applications is in the early stages of development and that existing solutions represent only a small portion of the potential market for our products, services and technology.

Competition

No single competitor or small number of competitors dominate our market. Our competitors vary depending on the application of our products and services. We generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting, pattern recognition, and traditional barcodes. Our competitive position in digital watermarking applications is strong because of our large, high-quality, sophisticated patent portfolio and our substantial and growing amount of intellectual property in related media security and management innovations that span basic technologies, applications, system designs and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well-regarded by our customers and partners, and not available to our competitors without a license. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2016 will generate a minimum of $31 million in revenue. We expect approximately $17 million of this amount to be recognized as revenue during 2017.

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

Employees

At December 31, 2016, we had 180 full-time employees, including 58 in sales, marketing, technical support and customer support; 88 in research, development and engineering, including intellectual property; and 34 in finance, administration, information technology and legal.

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

RISKS RELATED TO OUR BUSINESS

(1) As a purveyor of disruptive technology, if our channel partners and potential customers defer or delay adopting and implementing our technology, or if competitors or other market participants successfully engage in campaigns to discredit our technology, our revenues will be deferred and delayed. In addition, there are new and expanded components of our revenue engine that will need to be tested and proven.

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

With respect to our Digimarc Discover and Digimarc Barcode growth and prospects, our three major avenues for revenue generation include direct sales, web sales, and channel partners. Our growing direct sales force is relatively new, with an average tenure of less than two years with the Company. The redesign of our website to facilitate web-based sales is evolving. Most of our channel partners are new. Thus, the engine of growth for revenues is new and unproven. We are executing strategies intended to make each of these means of revenue generation effective. We face many obvious challenges.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by channel partners to their members and customers, and implementation of our technology in solutions propagated by channel partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting Digimarc Discover and Digimarc Barcode. We have entered into agreements with numerous channel partners to propagate and support Digimarc Discover and Digimarc Barcode, including brand deployment and pre-media service providers Southern Graphics Systems, LLC, Schawk, Inc., and Diadeis, and consumer packaging solutions companies WestRock Company and Berry Plastics Group, Inc., all who offer Digimarc Barcode services to national and store brand owners and consumer products suppliers; HP, Inc., who can perform large scale serialization of unique identifiers; Perrigo Company, the world’s largest manufacturer of over-the-counter pharmaceutical products for the store brand market, to improve point-of-sale efficiency for retailers and provide consumers easier access to product information from enabled ‘smart’ labels; and platforms which provide unprecedented consumer engagement via smartphones, such as Shazam Entertainment Limited. Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, announced a broad collaboration to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US will educate, train and provide access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US intend to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. Digimarc has also entered into a similar collaboration with GS1 Germany.

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

We derive a significant portion of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our licensees participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in bookings forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue in any given quarter or year, resulting in reduced and less predictable revenue and adversely affecting profitability.

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

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 73% of our revenue for the year ended December 31, 2016. Most of our revenue comes from long-term contracts generally having terms of at least three to ten years, with some licenses for the life of the associated patents, which could be up to 20 years from the effective date. The agreements with our licensees generally provide for minimum and/or variable payment obligations. All payment obligations under our license agreements with Nielsen and Verance ended in 2014. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) We were not profitable in 2014, 2015 or 2016 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2014, 2015 and 2016 largely due to increased levels of investments in our business to support product development and sales growth initiatives, concurrent with the completion of royalty payments from Verance and license fee payments from Nielsen in 2014.

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

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may or may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2016 and concluded there was no impairment. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. We recorded a $6.8 million non-cash income tax charge during 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2016 we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized.

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

•

Image recognition—one or several pre-specified or learned objects or object classes that can be recognized, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene, such as Amazon Firefly or PTC Vuforia, which provides a stand-alone program illustration of this function;

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

We acquired Attributor Corporation (“Attributor”) in December 2012, and we may in the future acquire, or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Our business depends in part on securing protection for our proprietary technology and successfully licensing our technology to third parties. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Although we regularly apply for patents to protect our intellectual property, there is no guarantee that we will secure patent protection for any particular technology we develop.

Changes in the U.S. and foreign patent laws, or in the interpretation of existing laws, may adversely affect our ability to secure or enforce patents. For example, the U.S. Supreme Court issued a decision in 2014 limiting patent eligibility of computer implemented inventions. The Leahy-Smith America Invents Act of 2011 (the “America Invents Act”) also codifies several changes to the U.S. patent laws, including the creation of a post-grant inter partes review process to challenge patents after they have issued. The America Invents Act allows third parties to petition the U.S. Patent and Trademark Office or comparable government authorities in other jurisdictions to review and reconsider the patentability of any of our inventions claimed in our issued patents. Any such proceeding may result in one or more of our patent claims becoming limited, or being invalidated altogether. A limitation or invalidation of our patent claims could adversely affect our financial position and our operating results.

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to develop our patent portfolio, but we cannot assure you that we will be able to exploit newer patents to the extent that we have exploited our earlier patents.

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

Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us and cause us other harm. If we encounter a company that we believe is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party. If we try and are unable to negotiate a license or secure the agreement of such alleged infringing party to cease its activities, we must make decisions as to how best to enforce our intellectual property rights, which may result in additional costs.

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

If a natural disaster, cyber incident, weather event, power disruption, telecommunications failure, act of terrorism or other event occurred that prevented us from using all or a significant portion of our facility and/or damaged critical infrastructure, it could harm our ability to conduct normal business operations.

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

In February 2015, we entered into a new facilities lease agreement for a facility in San Mateo, California, which is approximately 5,400 square feet in size, with a lease term through March 2020 for rent payments totaling $1.0 million, payable in monthly installments. We lease this facility for sales, marketing and engineering staff in support of our Guardian products and services. See Note 7 of our Notes to Consolidated Financial Statements for further lease related disclosures.

ITEM 3:	LEGAL PROCEEDINGS

We are subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $26.50 on February 17, 2017. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First quarter	$44.94	$26.23	$29.71	$21.37
Second quarter	$32.03	$25.04	$45.43	$20.90
Third quarter	$40.13	$30.39	$49.25	$29.88
Fourth quarter	$38.58	$26.70	$39.34	$21.80

At February 17, 2017, we had 254 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

In August 2016, we sold 1,233 shares of our common stock in an underwritten public offering, plus an additional 185 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 per share. We received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs for legal and accounting fees.

In August 2014, we entered into an Equity Distribution Agreement, whereby we could sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC received from us a commission equal to 2.50% of the gross sales of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of December 31, 2015, the Company had sold 1,026 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29,300 of cash proceeds, net of sales commissions of $700, and paid $415 in stock issuance costs for legal and accounting fees. There are no shares remaining to be sold under the Equity Distribution Agreement.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2016:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2016 to October 31, 2016	—	$—	—	$—
Month 2
November 1, 2016 to November 30, 2016	22,408	$29.35	—	$—
Month 3
December 1, 2016 to December 31, 2016	—	$—	—	$—
Total	22,408	$29.35	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by us. The comparison assumes $100 was invested in our common stock on December 31, 2011 and in each of the two indices at the closing price on that date, and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenue, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Companies included in the Peer Group index of the stock performance graph are as follows:

8X8 INC AWARE INC BRIGHTCOVE INC CALLIDUS SOFTWARE INC CINEDIGM CORP DATAWATCH CORPORATION	eGain CORPORATION EVOLVING SYSTEMS INC GLU MOBILE INC GUIDANCE SOFTWARE IMMERSION CORPORATION	ORBCOMM INC PDF SOLUTIONS INC SPARK NETWORKS INC SUPPORT.COM INC TOWERSTREAM CORPORATION ZIX CORPORATION
_______________________________
(1) The peer group does not include DTS INC from our 2015 peer group, which was acquired in 2016.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2016, which has been derived from audited financial statements as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Statement of Operations Data

	Years Ended December 31,
	2016	2015	2014	2013	2012
Revenue	$21,793	$22,189	$25,658	$34,964	$44,375
Gross profit percentage	61%	60%	67%	77%	85%
Operating income (loss)	$(21,920)	$(17,977)	$(15,223)	$(2,412)	$14,594
Net income (loss)	$(21,672)	$(17,934)	$(15,820)	$(507)	$8,272
Earnings (loss) per common share:
Earnings (loss) per common share—basic	$(2.36)	$(2.19)	$(2.22)	$(0.10)	$1.16
Earnings (loss) per common share— diluted	$(2.36)	$(2.19)	$(2.22)	$(0.10)	$1.12
Weighted average common shares outstanding—basic (in thousands)	9,188	8,198	7,187	6,866	6,757
Weighted average common shares outstanding—diluted (in thousands)	9,188	8,198	7,187	6,866	6,989
Cash dividends declared per common share	$—	$—	$0.22	$0.44	$0.33

Balance Sheet Data

	As of December 31,
	2016	2015	2014	2013	2012
Cash, cash equivalents and short-term marketable securities	$56,134	$36,187	$38,323	$29,662	$32,269
Long-term marketable securities	$4,392	$2,999	$749	$5,302	$6,787
Total assets	$78,736	$56,364	$57,416	$57,197	$57,331
Long-term liabilities	$956	$226	$203	$496	$673
Redeemable preferred stock	$50	$50	$50	$50	$50

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Digimarc Corporation enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react. We have developed the Digimarc Discover®, Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces, into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable, automatic identification of media without visible computer codes like traditional barcodes.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products, including Digimarc Discover, Digimarc Barcode and Guardian, and to continue to expand our intellectual property portfolio.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in the field of digital watermarking and related fields, with approximately 1,100 U.S. and foreign patents and pending patent applications as of December 31, 2016. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

In connection with our annual impairment test of goodwill as of June 30, 2016 and 2015, we concluded that there was no impairment because the estimated fair value of our single reporting unit substantially exceeded the carrying value.

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

Income taxes: We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets.

We recorded a $6.8 million non-cash income tax charge during the fourth quarter of 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets. As of December 31, 2016, we determined a full valuation allowance was still appropriate due to continued losses.

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

Results of Operations—the Years Ended December 31, 2016 and December 31, 2015

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Revenue:
Service	$12,667	$12,517
Subscription	5,808	6,377
License	3,318	3,295
Total revenue	21,793	22,189
Cost of revenue:
Service	5,673	5,488
Subscription	2,410	3,113
License	414	346
Total cost of revenue	8,497	8,947
Gross profit	13,296	13,242
Operating expenses:
Sales and marketing	11,888	9,275
Research, development and engineering	13,394	12,465
General and administrative	8,298	7,954
Intellectual property	1,636	1,525
Total operating expenses	35,216	31,219
Operating loss	(21,920)	(17,977)
Other income, net	258	109
Loss before income taxes	(21,662)	(17,868)
Provision for income taxes	(10)	(66)
Net loss	$(21,672)	$(17,934)

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
	Percentages are percent of total revenue
Revenue:
Service	58%	56%
Subscription	27	29
License	15	15
Total revenue	100	100
Cost of revenue:
Service	26	25
Subscription	11	14
License	2	2
Total cost of revenue	39	40
Gross profit	61	60
Operating expenses:
Sales and marketing	55	42
Research, development and engineering	61	56
General and administrative	38	36
Intellectual property	8	7
Total operating expenses	162	141
Operating loss	(101)	(81)
Other income, net	1	—
Loss before income taxes	(99)	(81)
Provision for income taxes	—	—
Net loss	(99%)	(81%)

Summary

Total revenue decreased $0.4 million or 2% to $21.8 million, primarily the result of lower subscription revenue.

Total operating expenses increased 13% to $35.2 million, primarily reflecting higher investment in sales, marketing and engineering as we continue to address important opportunities in market development and delivery for Digimarc Discover and Digimarc Barcode.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenue:
Service	$12,667	$12,517	$150	1%
Subscription	5,808	6,377	(569)	(9)%
License	3,318	3,295	23	1%
Total	$21,793	$22,189	$(396)	(2)%
Revenue (as % of total revenue):
Service	58%	56%
Subscription	27%	29%
License	15%	15%
Total	100%	100%

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

The increase in service revenue was primarily due to more program work with the Central Banks, partially offset by the expiration of minimum support services to IV.

Subscription. Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decrease in subscription revenue was primarily due to lower software license revenue, which is recognized over the associated 12-month support period, partially offset by growth in sales of Digimarc Barcode.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The increase in license revenue was insignificant.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$4,776	$6,304	$(1,528)	(24)%
International	17,017	15,885	1,132	7%
Total	$21,793	$22,189	$(396)	(2)%
Revenue (as % of total revenue):
Domestic	22%	28%
International	78%	72%
Total	100%	100%

The decrease in domestic revenue was primarily due to lower software license revenue and the expiration of minimum support services to IV.

The increase in international revenue was primarily due to more program work from the Central Banks and higher license revenue among international customers.

Cost of revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering, and sales and marketing that relate directly to performing services under our customer contracts and direct costs of program delivery. Costs include:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation and other charges for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to development and consulting contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor;
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and
•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Gross Profit:
Service	$6,994	$7,029	$(35)	(0)%
Subscription	3,398	3,264	134	4%
License	2,904	2,949	(45)	(2)%
Total	$13,296	$13,242	$54	0%
Gross Profit (as % of related revenue components):
Service	55%	56%
Subscription	59%	51%
License	88%	89%
Total	61%	60%

The increase in total gross profit was due primarily to higher margins on subscription revenue.

The decrease in service gross profit as a percentage of service revenue was insignificant.

The increase in subscription gross profit as a percentage of subscription revenue was primarily due to lower operations and contractor costs in support of our Guardian products and services.

The decrease in license gross profit as a percentage of license revenue was insignificant.

Operating expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2016	2015	Increase	Increase
Sales and marketing	$11,888	$9,275	$2,613	28%
Sales and marketing (as % of total revenue)	55%	42%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was due primarily to:

•	increased headcount and compensation-related expenses of $1.8 million;
•	increased charges for infrastructure and centralized costs of $0.3 million due to increased headcount;
•	increased travel expenses of $0.2 million; and
•	increased marketing and professional fees of $0.2 million related to market development activities.

Research, development and engineering

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2016	2015	Increase	Increase
Research, development and engineering	$13,394	$12,465	$929	7%
Research, development and engineering (as % of total revenue)	61%	56%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:
•	investigation of new digital watermarking algorithms to increase robustness and/or computational efficiency;
•	mobile device usage models and imaging sub-systems in camera-phones;
•	industry conference participation and authorship of papers for industry journals;
•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;
•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;
•	research in multi-spectral analyses, machine learning, barcodes, QR codes, fingerprinting, and other content identification technologies;
•	metadata ranking algorithms for matching Internet file content against reference database; and
•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods.
•	Platform Development:
•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;
•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);
•	mobile platform optimization involving usage of multiple sensors simultaneously;
•	embedded systems platform creation and tuning for barcode scanners and machine vision environments;
•	tuning big data analytics transformation and metrics aggregation engine;

•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and
•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.
•	Product Development:
•	deliver and enhance the Digimarc Barcode;
•	maintaining the Digimarc Barcode Manager to provide campaign management and routing services for the Digimarc Discover platform;
•	maintaining the web-hosted image enhancement service in support of Digimarc Discover platform;
•	development and optimization of production level image enhancement tools and quality control services;
•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;
•	real-time analytics portal to support anti-piracy services for the publishing industry; and
•	discovery application for publishing industry based on social network connections and shared interests.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses was due primarily to increased headcount and compensation-related expenses of $0.7 million.

General and administrative

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2016	2015	Increase	Increase
General and administrative	$8,298	$7,954	$344	4%
General and administrative (as % of total revenue)	38%	36%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources;

•	costs associated with being a public company; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses was due primarily to:

•	increased compensation-related expenses of $0.5 million; and
•	increased professional consulting fees of $0.2 million, partially offset by
•	decreased charges for infrastructure and centralized costs of $0.3 million, which were allocated out to sales and marking due to increased headcount.

Intellectual property

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2016	2015	Increase	Increase
Intellectual property	$1,636	$1,525	$111	7%
Intellectual property (as % of total revenue)	8%	7%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;
•	charges to write-off previously capitalized patent costs for patent assets we abandon;
•	consulting costs related to marketing our intellectual property portfolio; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

The increase in intellectual property expenses was due primarily to increased compensation-related expenses of $0.1 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$709	$740	$(31)	(4)%
Sales and marketing	975	775	200	26%
Research, development and engineering	1,381	1,308	73	6%
General and administrative	2,182	1,978	204	10%
Intellectual property	306	276	30	11%
Total	$5,553	$5,077	$476	9%

The increase in stock-based compensation expense was due primarily to increased headcount. We anticipate incurring an additional $9,728  in stock-based compensation expense through December 2020 for unvested restricted stock awards as of December 31, 2016.

Other income, net

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2016	2015	Increase	Increase
Other income, net	$258	$109	149	137%
Other income, net (as % of total revenue)	1%	*

*	Less than 1%

The increase in other income, net was primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2016, our effective tax rate was 0% because we have a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2016 was $24.9 million, an increase of $9.5 million from $15.4 million as of December 31, 2015. We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2016, and largely due to the cumulative loss incurred by us over the previous three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2015, our effective tax rate was 0% because we had a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2015 was $15.4 million, an increase of $8.1 million from $7.3 million as of December 31, 2014.

Results of Operations—the Years Ended December 31, 2015 and December 31, 2014

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Revenue:
Service	$12,517	$11,727
Subscription	6,377	6,203
License	3,295	7,728
Total revenue	22,189	25,658
Cost of revenue:
Service	5,488	5,077
Subscription	3,113	3,020
License	346	334
Total cost of revenue	8,947	8,431
Gross profit	13,242	17,227
Operating expenses:
Sales and marketing	9,275	7,974
Research, development and engineering	12,465	13,711
General and administrative	7,954	8,972
Intellectual property	1,525	1,793
Total operating expenses	31,219	32,450
Operating loss	(17,977)	(15,223)
Other income, net	109	55
Loss before income taxes	(17,868)	(15,168)
Provision for income taxes	(66)	(652)
Net loss	$(17,934)	$(15,820)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
	Percentages are percent of total revenue
Revenue:
Service	56%	46%
Subscription	29	24
License	15	30
Total revenue	100	100
Cost of revenue:
Service	25	20
Subscription	14	12
License	2	1
Total cost of revenue	40	33
Gross profit	60	67
Operating expenses:
Sales and marketing	42	31
Research, development and engineering	56	53
General and administrative	36	35
Intellectual property	7	7
Total operating expenses	141	126
Operating loss	(81)	(59)
Other income, net	—	—
Loss before income taxes	(81)	(59)
Provision for income taxes	—	(3)
Net loss	(81%)	(62%)

Summary

Total revenue decreased $3.5 million or 14% to $22.2 million, reflecting lower license revenue of $4.4 million primarily due to the end of royalty payments from Verance in the fourth quarter of 2014 and license payments from Nielsen in the first quarter of 2014, partially offset by growth in service and subscription revenue.

Total operating expenses decreased 4% to $31.2 million, reflecting lower spending in research, development and engineering, general and administrative and intellectual property, partially offset by higher investment in sales and marketing as we focus on market development and delivery for Digimarc Discover and Digimarc Barcode.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Revenue:
Service	$12,517	$11,727	$790	7%
Subscription	6,377	6,203	174	3%
License	3,295	7,728	(4,433)	(57)%
Total	$22,189	$25,658	$(3,469)	(14)%
Revenue (as % of total revenue):
Service	56%	46%
Subscription	29%	24%
License	15%	30%
Total	100%	100%

The increase in service revenue was primarily due to higher billable rates under our agreement with the Central Banks and increased program work with a government agency contractor.

The increase in subscription revenue was primarily due to higher software license revenue, which is recognized over the associated 12-month support period, and growth in Digimarc Barcode revenue, partially offset by lower Guardian revenue.

The decrease in license revenue was primarily due to the end of royalty payments from Verance in the fourth quarter of 2014 and license payments from Nielsen in the first quarter of 2014.

Revenue by geography

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2015	2014	Decrease	Decrease
Revenue by geography:
Domestic	$6,304	$9,596	$(3,292)	(34)%
International	15,885	16,062	(177)	(1)%
Total	$22,189	$25,658	$(3,469)	(14)%
Revenue (as % of total revenue):
Domestic	28%	37%
International	72%	63%
Total	100%	100%

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

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Gross Profit:
Service	$7,029	$6,650	$379	6%
Subscription	3,264	3,183	81	3%
License	2,949	7,394	(4,445)	(60)%
Total	$13,242	$17,227	$(3,985)	(23)%
Gross Profit (as % of related revenue components):
Service	56%	57%
Subscription	51%	51%
License	89%	96%
Total	60%	67%

The decrease in total gross profit was due primarily to lower license revenue, partially offset by higher service and subscription revenue.

The decrease in service gross profit as a percentage of service revenue was insignificant.

The change in subscription gross profit as a percentage of subscription revenue was insignificant.

The decrease in license gross profit as a percentage of license revenue was due primarily to lower license revenue.

Operating expenses

Sales and marketing

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2015	2014	Increase	Increase
Sales and marketing	$9,275	$7,974	$1,301	16%
Sales and marketing (as % of total revenue)	42%	31%

The increase in sales and marketing expenses was due primarily to:

•	increased headcount and compensation-related expenses of $1.1 million;
•	increased charges for infrastructure and centralized costs of $0.5 million primarily related to increased headcount; partially offset by
•	decreased amortization expense of $0.4 million related to the intangibles acquired in the acquisition of Attributor.

Research, development and engineering

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2015	2014	Decrease	Decrease
Research, development and engineering	$12,465	$13,711	$(1,246)	(9)%
Research, development and engineering (as % of total revenue)	56%	53%

The decrease in research, development and engineering expenses was due primarily to:

•	decreased headcount and compensation-related expenses of $1.0 million; and
•	decreased use of outside contractors, consultants, and professional services of $0.3 million.

General and administrative

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2015	2014	Decrease	Decrease
General and administrative	$7,954	$8,972	$(1,018)	(11)%
General and administrative (as % of total revenue)	36%	35%

The decrease in general and administrative expenses was due primarily to:

•	decreased stock compensation expense of $0.5 million; and
•	decreased legal costs of $0.4 million.

Intellectual property

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2015	2014	Decrease	Decrease
Intellectual property	$1,525	$1,793	$(268)	(15)%
Intellectual property (as % of total revenue)	7%	7%

The decrease in intellectual property expenses was due primarily to:

•	decreased headcount and compensation-related expenses of $0.2 million; and
•	decreased consulting fees of $0.2 million for a third party intellectual property marketing study performed in 2014; partially offset by
•	increased write-off of abandoned patent costs of $0.2 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Cost of revenue	$740	$545	$195	36%
Sales and marketing	775	674	101	15%
Research, development and engineering	1,308	1,406	(98)	(7)%
General and administrative	1,978	2,454	(476)	(19)%
Intellectual property	276	324	(48)	(15)%
Total	$5,077	$5,403	$(326)	(6)%

Stock-based compensation expense decreased as all outstanding stock options were fully vested by January 2015, which was partially offset by expense on new hire stock grants.

Other income, net

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2015	2014	Increase	Increase
Other income, net	$109	$55	54	98%
Other income, net (as % of total revenue)	*	*

*	Less than 1%

The increase in other income, net was primarily due to higher interest income as a result of higher cash and investment balances.

Provision for income taxes

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

Liquidity and Capital Resources

	December 31,	December 31,
	2016	2015
Working capital	$58,461	$37,610
Current ratio (1)	14.1:1	9.0:1
Cash, cash equivalents and short-term marketable securities	$56,134	$36,187
Long-term marketable securities	$4,392	$2,999
Total cash, cash equivalents and all marketable securities	$60,526	$39,186

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $21.3 million increase in cash, cash equivalents and marketable securities at December 31, 2016 from December 31, 2015 resulted primarily from:

•	proceeds from the sale of common stock in an underwritten public offering; and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations;
•	purchases of property and equipment and capitalized patent costs; and
•	purchases of common stock related to the vesting of restricted stock.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include federal agency notes, commercial paper, corporate notes, pre-refunded municipal bonds and U.S. treasuries. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2016, 2015 and 2014.

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Net loss	$(21,672)	$(17,934)	$(3,738)	(21)%
Non-cash items	8,010	7,503	507	7%
Changes in operating assets and liabilities	(202)	691	(893)	(129)%
Net cash used in operating activities	$(13,864)	$(9,740)	$(4,124)	(42)%

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Net loss	$(17,934)	$(15,820)	$(2,114)	(13)%
Non-cash items	7,503	9,779	(2,276)	(23)%
Changes in operating assets and liabilities	691	(692)	1,383	200%
Net cash used in operating activities	$(9,740)	$(6,733)	$(3,007)	(45)%

Cash flows used in operating activities in 2016 compared to 2015 increased by $4.1 million, primarily as a result of a higher net loss and by changes in operating assets and liabilities, partially offset by higher non-cash items. The higher net loss was primarily due to higher operating expenses. The changes in operating assets and liabilities was primarily due to changes in other current assets, and deferred rent due to the terms of our amended lease agreement. The higher non-cash items was primarily due to higher stock-based compensation expense.

Cash flows used in operating activities in 2015 compared to 2014 increased by $3.0 million, primarily as the result of a higher net loss and lower non-cash items, partially offset by changes in operating assets and liabilities. The higher net loss was primarily due to lower revenues. The decrease in non-cash items reflects the impact of no non-cash charge for deferred income taxes in 2015. The changes in operating assets and liabilities was primarily due to changes in other current assets.

Cash flows from investing activities

Cash flows used in investing activities in 2016 compared to 2015 increased by $10.3 million from $5.2 million to $15.5 million, primarily as a result of higher net purchases of marketable securities from cash received in our underwritten public offering and higher capital expenditures for leasehold improvements.

Cash flows used in investing activities in 2015 compared to 2014 increased by $0.8 million from $4.4 million to $5.2 million, primarily as a result of higher net purchases of marketable securities, partially offset by lower purchases of property and equipment and capitalized patent costs.

Cash flows from financing activities

Cash flows provided by financing activities in 2016 compared to 2015 increased $25.9 million from $12.0 million to $37.8 million, primarily as a result of higher cash proceeds from the sale of common stock in our underwritten public offering.

Cash flows provided by financing activities in 2015 compared to 2014 decreased by $1.4 million from $13.4 million to $12.0 million, primarily as a result of lower cash proceeds from the sale of common stock, partially offset by no cash dividends paid in 2015.

Future cash expectations

In August 2016, we sold 1,233 shares of our common stock in an underwritten public offering, plus an additional 185 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 per share. We received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs for legal and accounting fees.

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $42,550 was allocated for sales of our common stock under our underwritten public offering in August 2016 and $30,000 was allocated for sales of our common stock under the Equity Distribution Agreement entered into in August 2014. The shelf registration statement expires in May 2017. We may use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

The following table presents our contractual obligations as of December 31, 2016:

	Maturities by Period
	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years
Total operating lease obligations	$6,350	$784	$2,015	$1,652	$1,899

We cannot make a reasonably reliable estimate of the period of potential cash settlement of our unrecognized tax benefits of $0.5 million and, therefore, have not included the unrecognized tax benefits in the table of contractual obligations as of December 31, 2016.

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

•	our ability to improve margins;
•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	variability of contracted arrangements;
•	our profitability in future periods;
•	business opportunities that could require that we seek additional financing;
•	the size and growth of our markets;
•	the existence of international growth opportunities and our future investment in such opportunities;

•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;
•

capital market conditions, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	anticipated levels of backlog in future periods;
•	the success of our products, including Digimarc Discover, Digimarc Barcode and Guardian;
•	our ability to innovate and enhance our competitive differentiation;
•	protection, development and monetization of our intellectual property portfolio;
•	our plans and intentions with respect to our joint ventures; and
•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2016, we had an investment portfolio of federal agency notes, commercial paper, corporate notes, pre-refunded municipal bonds, U.S. treasuries and money market securities, including those classified as cash equivalents, and short- and long-term marketable securities, totaling $59.8 million. The original maturities of our investment portfolio range from 12 to 520 plus days with an average interest rate of 0.96%. If market interest rates were to decrease immediately and uniformly by 10% from levels as of December 31, 2016, the decline of the fair market value of the fixed income portfolio would not be material.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited Digimarc Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digimarc Corporation and subsidiaries as of  December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 23, 2017

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

Code of Ethics

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer and controller, as well as a Code of Ethics for Financial Professionals that applies to our principal financial officer and controller. We have made these codes available in the Corporate Governance section of our website at www.digimarc.com/about/company/corporate-governance. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within four business days.

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

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2016 and 2015
(iii)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
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

DIGIMARC CORPORATION

Date: February 23, 2017	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS	Chief Executive Officer and Chairman of the Board of Directors	February 23, 2017
Bruce Davis	(Principal Executive Officer)

/S/ CHARLES BECK	Chief Financial Officer and Treasurer	February 23, 2017
Charles Beck	(Principal Financial and Accounting Officer)

/S/ GARY DESTEFANO	Director	February 23, 2017
Gary DeStefano

/S/ RICHARD L. KING	Director	February 23, 2017
Richard L. King

/S/ WILLIAM J. MILLER	Director	February 23, 2017
William J. Miller

/S/ JAMES T. RICHARDSON	Director	February 23, 2017
James T. Richardson

/S/ ANDREW WALTER	Director	February 23, 2017
Andrew Walter

/S/ BERNARD WHITNEY	Director	February 23, 2017
Bernard Whitney

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Digimarc Corporation:

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digimarc Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 23, 2017

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,638	$3,160
Marketable securities	44,496	33,027
Trade accounts receivable, net	5,078	4,616
Other current assets	1,695	1,487
Total current assets	62,907	42,290
Marketable securities	4,392	2,999
Property and equipment, net	3,570	3,010
Intangibles, net	6,422	6,613
Goodwill	1,114	1,114
Other assets	331	338
Total assets	$78,736	$56,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,523	$1,657
Deferred revenue	2,923	3,023
Total current liabilities	4,446	4,680
Deferred rent and other long-term liabilities	956	226
Total liabilities	5,402	4,906
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2016 and 2015)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 10,523 and 8,919 shares issued and outstanding at December 31, 2016 and 2015, respectively)	11	9
Additional paid-in capital	120,985	77,439
Accumulated deficit	(47,712)	(26,040)
Total shareholders’ equity	73,334	51,458
Total liabilities and shareholders’ equity	$78,736	$56,364

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Revenue:
Service	$12,667	$12,517	$11,727
Subscription	5,808	6,377	6,203
License	3,318	3,295	7,728
Total revenue	21,793	22,189	25,658
Cost of revenue:
Service	5,673	5,488	5,077
Subscription	2,410	3,113	3,020
License	414	346	334
Total cost of revenue	8,497	8,947	8,431
Gross profit	13,296	13,242	17,227
Operating expenses:
Sales and marketing	11,888	9,275	7,974
Research, development and engineering	13,394	12,465	13,711
General and administrative	8,298	7,954	8,972
Intellectual property	1,636	1,525	1,793
Total operating expenses	35,216	31,219	32,450
Operating loss	(21,920)	(17,977)	(15,223)
Other income, net	258	109	55
Loss before income taxes	(21,662)	(17,868)	(15,168)
Provision for income taxes	(10)	(66)	(652)
Net loss	$(21,672)	$(17,934)	$(15,820)
Earnings (loss) per common share:
Loss per common share—basic	$(2.36)	$(2.19)	$(2.22)
Loss per common share—diluted	$(2.36)	$(2.19)	$(2.22)
Weighted average common shares outstanding—basic	9,188	8,198	7,187
Weighted average common shares outstanding—diluted	9,188	8,198	7,187
Cash dividends declared per common share	$—	$—	$0.22

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
BALANCE AT DECEMBER 31, 2013	10	50	7,401	7	41,498	9,368	50,923
Issuance of common stock, net of issuance costs	—	—	684	1	15,988	—	15,989
Exercise of stock options	—	—	202	—	1,487	—	1,487
Issuance of restricted common stock	—	—	283	—	—	—	—
Forfeiture of restricted common stock	—	—	(38)	—	—	—	—
Purchase and retirement of common stock	—	—	(105)	—	(2,392)	—	(2,392)
Stock-based compensation	—	—	—	—	5,580	—	5,580
Tax impact from stock-based awards	—	—	—	—	(1,939)	—	(1,939)
Net loss	—	—	—	—	—	(15,820)	(15,820)
Cash dividends declared	—	—	—	—	—	(1,654)	(1,654)
BALANCE AT DECEMBER 31, 2014	10	$50	8,427	$8	$60,222	$(8,106)	$52,174
Issuance of common stock, net of issuance costs	—	—	342	1	12,895	—	12,896
Exercise of stock options	—	—	111	—	1,514	—	1,514
Issuance of restricted common stock	—	—	150	—	—	—	—
Forfeiture of restricted common stock	—	—	(31)	—	—	—	—
Purchase and retirement of common stock	—	—	(80)	—	(2,443)	—	(2,443)
Stock-based compensation	—	—	—	—	5,251	—	5,251
Net loss	—	—	—	—	—	(17,934)	(17,934)
Cash dividends declared	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Issuance of common stock, net of issuance costs	—	—	1,418	2	39,698	—	39,700
Exercise of stock options	—	—	69	—	668	—	668
Issuance of restricted common stock	—	—	212	—	—	—	—
Forfeiture of restricted common stock	—	—	(12)	—	—	—	—
Purchase and retirement of common stock	—	—	(83)	—	(2,537)	—	(2,537)
Stock-based compensation	—	—	—	—	5,717	—	5,717
Net loss	—	—	—	—	—	(21,672)	(21,672)
Cash dividends declared	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(21,672)	$(17,934)	$(15,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,336	1,237	974
Amortization and write-off of intangibles	1,121	1,196	1,340
Changes in allowance for doubtful accounts	—	(7)	(23)
Stock-based compensation	5,553	5,077	5,403
Deferred income taxes	—	—	2,085
Changes in operating assets and liabilities:
Trade accounts receivable	(462)	(64)	1,316
Other current assets	(208)	1,124	(1,028)
Other assets	7	40	192
Accounts payable and other accrued liabilities	637	125	(635)
Deferred revenue	(176)	(534)	(537)
Net cash used in operating activities	(13,864)	(9,740)	(6,733)
Cash flows from investing activities:
Purchase of property and equipment	(1,837)	(1,218)	(1,399)
Capitalized patent costs	(790)	(895)	(1,190)
Maturity of marketable securities	41,052	42,264	28,074
Purchase of marketable securities	(53,914)	(45,340)	(29,871)
Net cash used in investing activities	(15,489)	(5,189)	(4,386)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	39,700	12,896	15,989
Exercise of stock options	668	1,514	1,487
Purchase of common stock	(2,537)	(2,443)	(2,392)
Cash dividends paid	—	—	(1,654)
Net cash provided by financing activities	37,831	11,967	13,430
Net increase (decrease) in cash and cash equivalents	8,478	(2,962)	2,311
Cash and cash equivalents at beginning of period	3,160	6,122	3,811
Cash and cash equivalents at end of period	$11,638	$3,160	$6,122
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(38)	$1,233	$263
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$35	$73	$140
Stock-based compensation capitalized to software and patent costs	$164	$174	$177

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react. The Company has developed the Digimarc Discover®, Digimarc Barcode and Intuitive Computing Platform that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable, automatic identification of media without visible computer codes like traditional barcodes.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, goodwill, impairment of long-lived assets, contingencies and income taxes. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include primarily money market securities, corporate notes and certificates of deposits totaling $10,881 and $2,401 at December 31, 2016 and 2015, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short- and long-term marketable securities primarily include federal agency notes, commercial paper, corporate notes, pre-refunded municipal bonds and U.S. treasuries. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2016 and 2015, respectively, was as follows:

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$1,218	$—	$—	$1,218
Federal agency notes	—	16,810	—	16,810
Commercial paper	—	16,757	—	16,757
Corporate notes	—	15,753	—	15,753
Pre-refunded municipal bonds (1)	—	6,716	—	6,716
U.S. treasuries	—	2,515	—	2,515
Total	$1,218	$58,551	$—	$59,769

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

December 31, 2015	Level 1	Level 2	Level 3	Total
Money market securities	$2,001	$—	$—	$2,001
Federal agency notes	—	11,722	—	11,722
U.S. treasuries	—	7,059	—	7,059
Corporate notes	—	6,884	—	6,884
Pre-refunded municipal bonds (1)	—	4,747	—	4,747
Commercial paper	—	3,794	—	3,794
Certificates of deposits	—	2,220	—	2,220
Total	$2,001	$36,426	$—	$38,427

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2016 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$59,769	$55,377	$4,392	$—	$—

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

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

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one-year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed an implementation plan to adopt this new guidance.  As part of this plan, the Company is currently assessing the potential future impact of this standard on the Company’s financial condition, results of operations and disclosures.  Based on procedures performed to date, the impact of this standard on service and license revenues is not expected to have a material impact on the Company, however, the Company will continue to evaluate this assessment. The Company is not far enough along in the evaluation of the impact of the standard on subscription revenue to make any conclusions at this time. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company plans to utilize the cumulative effect transition method and will adopt this standard effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. While the Company is currently assessing the potential future impact of adopting this standard, the Company expects the primary impact will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company’s minimum commitments under non-cancelable operating leases are disclosed in Note 7.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU No. 2016-09 simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2016, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Effective January 1, 2017, the Company made a policy election to account for forfeitures of stock-based awards when they occur versus estimating and applying a forfeiture rate. The policy election will result in an immaterial adjustment to opening retained earnings. Also effective January 1, 2017, the Company will provide employees the option to elect the minimum or the maximum statutory tax-withholding rate to be applied on the exercise or vesting of stock-based awards. Upon adoption of this standard, deferred tax assets will be recorded for previously unrecognized excess tax benefits as of December 31, 2016, which we expect will be

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

offset by valuation allowance. Any future excess tax benefits will be recognized in the income tax provision when realized and would be offset by any required valuation allowance. The adoption of the standard is not expected to have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Domestic	$4,776	$6,304	$9,596
International (1)	17,017	$15,885	16,062
Total	$21,793	$22,189	$25,658

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Central Banks	62%	57%	47%
Verance Corporation ("Verance")	*	*	12%

*	Less than 10%

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

(4) Stock-Based Compensation

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

There were no stock options granted during the years ended December 31, 2016, 2015 and 2014.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The Company records stock-based compensation expense for stock option awards only for those awards that are expected to vest.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

The Company records stock-based compensation expense for restricted stock awards only for those awards that are expected to vest.

Stock-based Compensation

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Stock-based compensation:
Cost of revenue	$709	$740	$545
Sales and marketing	975	775	674
Research, development and engineering	1,381	1,308	1,406
General and administrative	2,182	1,978	2,454
Intellectual property	306	276	324
Stock-based compensation expense	5,553	5,077	5,403
Capitalized to software and patent costs	164	174	177
Total stock-based compensation	$5,717	$5,251	$5,580

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Total unrecognized compensation costs	$9,728	$9,549	$11,206

Total unrecognized compensation costs will be adjusted for any future forfeitures.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2016 for stock options and restricted stock over weighted average periods through December 2020 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	0.0 years	1.3 years

(5) Earnings Per Common Share

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options. The following table reconciles earnings (loss) per common share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(21,672)	$(17,934)	$(15,820)
Distributed earnings to common shares	—	—	1,553
Distributed earnings to participating securities	—	—	101
Total distributed earnings	—	—	1,654
Undistributed loss allocable to common shares	(21,672)	(17,934)	(17,474)
Undistributed earnings allocable to participating securities	—	—	—
Total undistributed loss	(21,672)	(17,934)	(17,474)
Loss to common shares—basic	$(21,672)	$(17,934)	$(15,921)
Denominator
Weighted average common shares outstanding— basic	9,188	8,198	7,187
Basic earnings (loss) per common share	$(2.36)	$(2.19)	$(2.22)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(21,672)	$(17,934)	$(15,921)
Undistributed earnings allocated to participating securities	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—
Loss to common shares—diluted	$(21,672)	$(17,934)	$(15,921)
Denominator
Weighted average common shares outstanding— basic	9,188	8,198	7,187
Dilutive effect of stock options	—	—	—
Weighted average common shares outstanding— dilutive	9,188	8,198	7,187
Diluted earnings (loss) per common share	$(2.36)	$(2.19)	$(2.22)

There were 0, 0 and 175 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 187, 230 and 217 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014, respectively, because the Company incurred a net loss for the period.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31,	December 31,
	2016	2015
Trade accounts receivable	$5,093	$4,631
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$5,078	$4,616
Unpaid deferred revenue included in trade accounts receivable	$2,245	$2,012

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	December 31,	December 31,
	2016	2015
Central Banks	57%	62%

(7) Property and Equipment

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	December 31,	December 31,
	2016	2015
Office furniture and fixtures	$1,168	$1,068
Software	2,146	1,748
Equipment	4,071	3,416
Leasehold improvements	1,617	1,276
Gross property and equipment	9,002	7,508
Less accumulated depreciation and amortization	(5,432)	(4,498)
Property and equipment, net	$3,570	$3,010

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year ending December 31:	Leases
2017	$784
2018	992
2019	1,023
2020	848
2021	804
Thereafter	1,899
Total minimum lease payments	$6,350

Rent expense on the operating leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Rent expense	$1,022	$1,045	$951

(8) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2016	2015
Capitalized patent costs	17-20	$7,281	$6,779
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		10,551	10,049
Accumulated amortization		(4,129)	(3,436)
Intangibles, net		$6,422	$6,613

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Amortization expense	$693	$722	$1,047

For intangible assets recorded at December 31, 2016, the estimated future aggregate amortization expense for the years ending December 31, 2017 through 2021 is approximately as follows:

Amortization
Year ending December 31:	Expense
2017	$657
2018	364
2019	344
2020	300
2021	238

(9) Shareholders’ Equity

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In August 2016, the Company sold 1,233 shares of its common stock in an underwritten public offering, plus an additional 185 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 per share. The Company received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs for legal and accounting fees.

In August 2014, the Company entered into an Equity Distribution Agreement, whereby the Company could sell from time to time through Wells Fargo Securities, LLC, as sales agent, the Company’s common stock having an aggregate offering price of up to $30,000. As of December 31, 2015, the Company had sold 1,026 shares under the Equity Distribution Agreement at an average price of $29.24 resulting in $29,300 of cash proceeds, net of sales commissions of $700, and paid $415 in stock issuance costs for legal and accounting fees. There are no shares remaining to be sold under the Equity Distribution Agreement.

Stock Incentive Plan

In July 2008, the Company’s Board of Directors initially adopted the 2008 Incentive Plan (2008 Plan). The 2008 Plan provides for the grant of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance shares, performance units, and cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

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

As of December 31, 2016, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,325 shares were authorized for future grants under the plans.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Stock Options

The Company issues new shares upon option exercises.

Options granted, exercised and forfeited under the stock incentive plan are summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2013	813	$15.44	$7.96
Granted	—	—	—
Exercised	(202)	$10.48	$6.48
Forfeited or expired	(10)	$24.35	$9.84
Options outstanding, December 31, 2014	601	$16.97	$8.42
Granted	—	—	—
Exercised	(111)	$13.61	$7.25
Forfeited or expired	—	—	—
Options outstanding, December 31, 2015	490	$17.73	$8.69
Granted	—	—	—
Exercised	(69)	$9.64	$6.75
Forfeited or expired	—	—	—
Options outstanding, December 31, 2016	421	$19.06	$9.01	$4,601
Options exercisable, December 31, 2016	421	$19.06		$4,601

The aggregate intrinsic value is based on the closing price of $30.00 per share of Digimarc common stock on December 31, 2016, which would have been received by the optionees had all of the options with exercise prices less than $30.00 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$9.64 - $9.91	140	1.91	$9.68	140	1.91	$9.68
$14.99 - $18.01	106	3.08	$15.63	106	3.08	$15.63
$27.61 - $30.01	175	4.49	$28.64	175	4.49	$28.64
$9.64 - $30.01	421	3.28	$19.06	421	3.28	$19.06

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2013	448	$19.89
Granted	283	$28.79
Vested	(191)	$23.56
Forfeited	(38)	$25.44
Unvested balance, December 31, 2014	502	$23.09
Granted	150	$28.96
Vested	(213)	$24.78
Forfeited	(31)	$23.96
Unvested balance, December 31, 2015	408	$24.30
Granted	212	$29.42
Vested	(223)	$25.50
Forfeited	(12)	$29.15
Unvested balance, December 31, 2016	385	$26.28

The following table indicates the fair value of all restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Fair value of restricted stock awards vested	$6,688	$6,350	$5,632

(10) Defined Contribution Plan

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Matching contributions	$775	$523	$511

(11) Joint Venture and Related Party Transactions

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

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

In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to develop solutions for programmers and advertisers to engage with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. The enhanced cooperation represents another building block in developing the market for Digimarc Discover and Digimarc Barcode. Neither Digimarc nor Nielsen has contributed any capital to the joint venture since reactivation.

As of December 31, 2016, both Digimarc and Nielsen continued to assess the market opportunities of the TVaura LLC joint venture.

The Company’s investment in each joint venture was $0 as of December 31, 2016 and 2015.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member of each joint venture has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

Summarized financial information for TVaura LLC has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint venture were suspended during the last three fiscal years. The joint venture had no revenue or expenses for the years ended December 31, 2016, 2015 and 2014, and there were no assets or liabilities as of December 31, 2016 and 2015.

Summarized financial data for TVaura Mobile LLC:

	December 31,	December 31,
	2016	2015
Current assets	$40	$45
Noncurrent assets	$—	$—
Current liabilities	$11	$10
Noncurrent liabilities	$—	$—

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$5	$5	$5
Net loss from continuing operations	$(5)	$(5)	$(5)
The Company's pro-rata share—net loss	$—	$—	$—
The Company's loss on investment	$—	$—	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(12) Income Taxes

The provision (benefit) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 0%, 0% and (4)%, respectively. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

During 2015, the Company amended its 2012 federal tax return to carryback the tax loss generated in 2014 to offset the tax liability, which resulted in a tax refund of $1.3 million.

Components of tax provision (benefit) allocated to continuing operations include the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Current:
Federal	$—	$(2)	$(3,378)
State	(11)	49	1
Foreign	21	19	5
Sub-total	$10	$66	$(3,372)
Deferred:
Federal	$—	$—	$3,516
State	—	—	508
Foreign	—	—	—
Sub-total	$—	$—	$4,024
Total tax provision (benefit)	$10	$66	$652

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2016	%	2015	%	2014	%
Income taxes computed at statutory rates	$(7,369)	34%	$(6,081)	34%	$(5,159)	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(1,219)	6%	(1,298)	7%	(700)	5%
Impact of federal graduated rates	-	0%	(4)	0%	—	—
Federal and state research and experimentation credits	(1,112)	5%	(917)	5%	(563)	4%
Change in valuation allowance	9,468	(44)%	8,132	(45)%	6,916	(46)%
Other	242	(1)%	234	(1)%	158	(1)%
Total	$10	0%	$66	0%	$652	(4)%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Deferred tax assets:
Stock based compensation	$1,524	$1,751
Federal and state net operating losses	21,089	12,551
Goodwill	715	826
Accrued compensation	19	51
Deferred rent	344	62
Federal and state research and experimentation credit	3,434	2,322
AMT credit	92	92
Intangible asset differences	253	167
Other	39	74
Total gross deferred tax assets	27,509	17,896
Less valuation allowance	(24,888)	(15,420)
Net deferred tax assets	$2,621	$2,476
Deferred tax liabilities:
Patent expenditures	$(2,012)	$(2,017)
Fixed asset differences	(609)	(459)
Total gross deferred tax liabilities	$(2,621)	$(2,476)

Total net deferred tax assets	$—	$—

The Company had a valuation allowance of $24,888 and $15,420 on deferred tax assets as of December 31, 2016 and 2015, respectively, an increase of $9,468 during the year ended December 31, 2016.

As of December 31, 2016, the Company has federal and state net operating loss carry-forwards of $63,309 and $81,436, respectively, which have a carry-forward of  5 to 20 years depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of IRC Sec. 382.

As of December 31, 2016, the Company has federal and state research and experimental tax credits of $4,303 and $1,390, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction.

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0, $4 and $6, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Beginning balance	$425	$306	$219
Addition for current year tax positions	100	74	58
Addition for prior year tax positions	2	45	29
Reduction for prior year positions resolved during the current year	(41)	—	—
Ending balance	$486	$425	$306

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) on the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2012 through 2015 and applicable state jurisdictions for the tax years 2012 through 2015. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

(13) Commitments and Contingencies

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(14) Quarterly Financial Information—Unaudited

	Quarter Ending
	March 31	June 30	September 30	December 31
2016
Service revenue	$3,250	$3,148	$3,252	$3,017
Subscription revenue	1,463	1,494	1,417	1,434
License revenue	867	815	907	729
Total revenue	5,580	5,457	5,576	5,180
Total cost revenue	2,190	2,094	2,162	2,051
Gross profit	3,390	3,363	3,414	3,129
Gross profit percent, service revenue	56%	55%	55%	54%
Gross profit percent, subscription revenue	55%	60%	58%	61%
Gross profit percent, license revenue	89%	88%	88%	85%
Gross profit percent, total	61%	62%	61%	60%
Sales and marketing	$2,955	$2,856	$2,945	$3,132
Research, development and engineering	3,305	3,379	3,291	3,419
General and administrative	2,170	1,976	2,039	2,113
Intellectual property	434	462	394	346
Operating loss	(5,474)	(5,310)	(5,255)	(5,881)
Net loss	(5,435)	(5,283)	(5,198)	(5,756)
Earnings (loss) per common share:
Loss per common share—basic	$(0.64)	$(0.62)	$(0.55)	$(0.57)
Loss per common share—diluted	$(0.64)	$(0.62)	$(0.55)	$(0.57)
Weighted average common shares outstanding— basic	8,533	8,587	9,506	10,111
Weighted average common shares outstanding— diluted	8,533	8,587	9,506	10,111

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Quarter Ending
	March 31	June 30	September 30	December 31
2015
Service revenue	$3,501	$3,235	$3,072	$2,709
Subscription revenue	1,716	1,670	1,561	1,430
License revenue	772	893	753	877
Total revenue	5,989	5,798	5,386	5,016
Total cost revenue	2,416	2,449	2,098	1,984
Gross profit	3,573	3,349	3,288	3,032
Gross profit percent, service revenue	55%	54%	61%	55%
Gross profit percent, subscription revenue	56%	48%	48%	52%
Gross profit percent, license revenue	89%	90%	89%	90%
Gross profit percent, total	60%	58%	61%	60%
Sales and marketing	$2,090	$2,098	$2,309	$2,778
Research, development and engineering	3,084	3,025	3,236	3,120
General and administrative	2,206	1,980	1,847	1,921
Intellectual property	367	291	367	500
Operating loss	(4,174)	(4,045)	(4,471)	(5,287)
Net loss	(4,150)	(4,012)	(4,469)	(5,303)
Earnings (loss) per common share:
Loss per common share—basic	$(0.52)	$(0.50)	$(0.54)	$(0.62)
Loss per common share—diluted	$(0.52)	$(0.50)	$(0.54)	$(0.62)
Weighted average common shares outstanding— basic	7,960	8,029	8,309	8,485
Weighted average common shares outstanding— diluted	7,960	8,029	8,309	8,485

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

10.1

License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2

Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(5)

*10.3

Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.4

Employment Agreement, effective as of November 1, 2014, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 5, 2014 (File No. 001-34108))

*10.5

Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.6

Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011, February 20, 2014 and March 27, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28, 2015 (File No. 001-34108))

*10.8

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck and Rodriguez (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 25, 2016 (File No. 001-34108))

10.10

Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.11

Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.13

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14

Second Amendment to Lease, dated July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

Exhibit Number	Exhibit Description

10.15

Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28,2016 (File No. 001-34108))(4)

10.16

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.17

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.18

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K, filed with the Commission on April 28, 2016 (File No. 001-34108))(4)

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

(4)

Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on May 6, 2016, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

(5)

Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 3, 2013, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

E-4