Form 10-Q
period 2017-03-31
Digimarc CORP
filed 2017-04-27
CIK 1438231

The co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 21, 2017, there were 10,697,735 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$13,135	$11,638
Marketable securities	43,050	44,496
Trade accounts receivable, net	3,804	5,078
Other current assets	1,625	1,695
Total current assets	61,614	62,907
Marketable securities	—	4,392
Property and equipment, net	3,767	3,570
Intangibles, net	6,399	6,422
Goodwill	1,114	1,114
Other assets	276	331
Total assets	$73,170	$78,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,398	$1,523
Deferred revenue	2,448	2,923
Total current liabilities	3,846	4,446
Deferred rent and other long-term liabilities	1,066	956
Total liabilities	4,912	5,402
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2017 and December 31, 2016)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 10,695 and 10,523 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	11	11
Additional paid-in capital	122,152	120,985
Accumulated deficit	(53,955)	(47,712)
Total shareholders’ equity	68,258	73,334
Total liabilities and shareholders’ equity	$73,170	$78,736

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Revenue:
Service	$3,696	$3,250
Subscription	1,445	1,463
License	950	867
Total revenue	6,091	5,580
Cost of revenue:
Service	1,635	1,432
Subscription	556	662
License	118	96
Total cost of revenue	2,309	2,190
Gross profit	3,782	3,390
Operating expenses:
Sales and marketing	3,992	2,955
Research, development and engineering	3,459	3,305
General and administrative	2,385	2,170
Intellectual property	392	434
Total operating expenses	10,228	8,864
Operating loss	(6,446)	(5,474)
Other income, net	118	46
Loss before income taxes	(6,328)	(5,428)
Benefit (provision) for income taxes	110	(7)
Net loss	$(6,218)	$(5,435)
Earnings (loss) per common share:
Loss per common share—basic	$(0.61)	$(0.64)
Loss per common share—diluted	$(0.61)	$(0.64)
Weighted average common shares outstanding—basic	10,161	8,533
Weighted average common shares outstanding—diluted	10,161	8,533

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Exercise of stock options	—	—	15	—	145	—	145
Issuance of restricted common stock	—	—	162	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—
Purchase and retirement of common stock	—	—	(18)	—	(520)	—	(520)
Stock-based compensation	—	—	—	—	1,315	—	1,315
Net loss	—	—	—	—	—	(5,435)	(5,435)
BALANCE AT MARCH 31, 2016	10	$50	9,077	$9	$78,379	$(31,475)	$46,963
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Exercise of stock options	—	—	19	—	177	—	177
Issuance of restricted common stock	—	—	178	—	—	—	—
Forfeiture of restricted common stock	—	—	(2)	—	—	—	—
Purchase and retirement of common stock	—	—	(23)	—	(583)	—	(583)
Stock-based compensation	—	—	—	—	1,573	(25)	1,548
Net loss	—	—	—	—	—	(6,218)	(6,218)
BALANCE AT MARCH 31, 2017	10	$50	10,695	$11	$122,152	$(53,955)	$68,258

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,218)	$(5,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	299	339
Amortization and write-off of intangibles	257	290
Stock-based compensation	1,503	1,283
Changes in operating assets and liabilities:
Trade accounts receivable	1,274	2,320
Other current assets	70	91
Other assets	55	24
Accounts payable and other accrued liabilities	128	(663)
Deferred revenue	(498)	(457)
Net cash used in operating activities	(3,130)	(2,208)
Cash flows from investing activities:
Purchase of property and equipment	(605)	(490)
Capitalized patent costs	(200)	(217)
Maturity of marketable securities	16,399	14,277
Purchase of marketable securities	(10,561)	(6,081)
Net cash provided by investing activities	5,033	7,489
Cash flows from financing activities:
Exercise of stock options	177	145
Purchase of common stock	(583)	(520)
Net cash used in financing activities	(406)	(375)
Net increase in cash and cash equivalents	1,497	4,906
Cash and cash equivalents at beginning of period	11,638	3,160
Cash and cash equivalents at end of period	$13,135	$8,066
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$13	$6
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$(120)	$(183)
Stock-based compensation capitalized to software and patent costs	$45	$32

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react. The Company has developed Digimarc Discover®, Digimarc Barcode and the Intuitive Computing Platform™ that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable, automatic identification of media without visible computer codes like traditional barcodes.

Interim Consolidated Financial Statements

The Company has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2016 in preparing the accompanying interim consolidated financial statements.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 23, 2017. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU No. 2016-09 simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2016, and interim periods beginning in the first interim period within the year of adoption. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted the provisions of this standard effective January 1, 2017. On adoption, deferred tax assets of $6,219 was recorded for previously unrecognized excess tax benefits as of December 31, 2016, which was offset by $6,219 of valuation allowance. Future excess tax benefits will be recognized in the income tax provision when realized and would be offset by any required valuation allowance. The Company will no longer apply a forfeiture rate to share-based payment awards and instead account for forfeitures when they occur. This policy election resulted in a $25 adjustment to opening retained earnings. The Company also provided employees the option to elect the minimum or the maximum statutory tax-withholding rate to be applied on the exercise or vesting of share-based awards. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this update are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update should be applied on a prospective basis.  The Company has elected to early adopt the amendments of this standard effectively January 1, 2017. The early adoption of this standard resulted in no impact on the Company’s financial condition, results of operations, cash flows and disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed an implementation plan to adopt this new guidance.  As part of this plan, the Company is currently assessing the potential future impact of this standard on the Company’s financial condition, results of operations and disclosures.  Based on procedures performed to date, the impact of this standard on service and license revenues is not expected to have a material impact on the Company; however, the Company will continue to evaluate this assessment. The Company is not far enough along in the evaluation of the impact of the standard on subscription revenue to make any conclusions at this time. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company plans to utilize the cumulative effect transition method and will adopt this standard effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. While the Company is currently assessing the potential future impact of adopting this standard, the Company expects the primary impact will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company’s minimum commitments under non-cancelable operating leases are disclosed in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU No. 2016-15 adds or clarifies guidance on specific cash flow issues to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this update are to be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the potential future impact of this standard on its cash flows and disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016, respectively, was as follows:

March 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$2,621	$—	$—	$2,621
Commercial paper	—	18,718	—	18,718
Federal agency notes	—	17,223	—	17,223
Corporate notes	—	12,635	—	12,635
Pre-refunded municipal bonds (1)	—	3,114	—	3,114
U.S. treasuries	—	1,004	—	1,004
Total	$2,621	$52,694	$—	$55,315

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$1,218	$—	$—	$1,218
Federal agency notes	—	16,810	—	16,810
Commercial paper	—	16,757	—	16,757
Corporate notes	—	15,753	—	15,753
Pre-refunded municipal bonds (1)	—	6,716	—	6,716
U.S. treasuries	—	2,515	—	2,515
Total	$1,218	$58,551	$—	$59,769

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2017 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$55,315	$55,315	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $12,265 and $10,881 at March 31, 2017 and December 31, 2016, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

The relative selling price method allocates the consideration based on the Company’s specific assumptions rather than assumptions of a marketplace participant, and allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Domestic	$1,501	$1,133
International (1)	4,590	4,447
Total	$6,091	$5,580

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Central Banks	62%	63%

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

Determining Fair Value

Stock Options

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The fair value of stock options is determined on the date of the grant (measurement date), and is amortized on a straight-line method over the requisite service periods, which are generally the vesting periods.

There were no stock options granted during the three months ended March 31, 2017 and 2016.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

Stock-based Compensation

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Stock-based compensation:
Cost of revenue	$176	$173
Sales and marketing	368	212
Research, development and engineering	308	325
General and administrative	573	501
Intellectual property	78	72
Stock-based compensation expense	1,503	1,283
Capitalized to software and patent costs	45	32
Total stock-based compensation	$1,548	$1,315

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of	As of
	March 31,	December 31,
	2017	2016
Total unrecognized compensation costs	$12,620	$9,728

Total unrecognized compensation costs will be adjusted for any future forfeitures.

The Company expects to recognize the unrecognized compensation costs as of March 31, 2017 for stock options and restricted stock over weighted average periods through March 2021 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	0.0 years	1.54 years

As of March 31, 2017, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,171 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended March 31, 2017:	Options	Price	Fair Value	Value
Outstanding at December 31, 2016	421	$19.06	$9.01
Granted	—	—	—
Exercised	(19)	9.64	6.30
Forfeited or expired	—	—	—
Outstanding at March 31, 2017	402	$19.49	$9.13	$3,307
Exercisable at March 31, 2017	402	$19.49		$3,307

The aggregate intrinsic value is based on the closing price of $27.00 per share of Digimarc common stock on March 31, 2017, which would have been received by the optionees had all of the options with exercise prices less than $27.00 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2017:	Shares	Fair Value
Unvested balance, December 31, 2016	385	$26.28
Granted	178	$25.15
Vested	(50)	$26.29
Forfeited	(2)	$18.25
Unvested balance, March 31, 2017	511	$25.91

The following table indicates the fair value of all restricted stock awards that vested during the three months ended March 31, 2017 and 2016:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Fair value of restricted stock awards vested	$1,277	$1,278

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

The following table reconciles earnings (loss) per common share for the three months ended March 31, 2017 and 2016:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(6,218)	$(5,435)
Distributed earnings to common shares	—	—
Distributed earnings to participating securities	—	—
Total distributed earnings	—	—
Undistributed loss allocable to common shares	(6,218)	(5,435)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(6,218)	(5,435)
Loss to common shares—basic	$(6,218)	$(5,435)
Denominator
Weighted average common shares outstanding— basic	10,161	8,533
Basic earnings (loss) per common share	$(0.61)	$(0.64)

	Ended	Ended
	March 31,	March 31,
	2017	2016
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(6,218)	$(5,435)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—
Loss to common shares—diluted	$(6,218)	$(5,435)
Denominator
Weighted average common shares outstanding— basic	10,161	8,533
Dilutive effect of stock options	—	—
Weighted average common shares outstanding— dilutive	10,161	8,533
Diluted earnings (loss) per common share	$(0.61)	$(0.64)

There were 175 and 0 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three months ended March 31, 2017 and 2016, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 119 and 207 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three months ended March 31, 2017 and 2016, respectively, as the Company incurred a net loss for the periods.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31,	December 31,
	2017	2016
Trade accounts receivable	$3,819	$5,093
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$3,804	$5,078
Unpaid deferred revenue included in trade accounts receivable	$507	$2,245

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	March 31,	December 31,
	2017	2016
Central Banks	60%	57%

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

	March 31,	December 31,
	2017	2016
Office furniture and fixtures	$1,175	$1,168
Software	2,472	2,146
Equipment	4,215	4,071
Leasehold improvements	1,614	1,617
Gross property and equipment	9,476	9,002
Less accumulated depreciation and amortization	(5,709)	(5,432)
Property and equipment, net	$3,767	$3,570

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2017	2016
Capitalized patent costs	17-20	$7,444	$7,281
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		10,714	10,551
Accumulated amortization		(4,315)	(4,129)
Intangibles, net		$6,399	$6,422

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

In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to develop solutions for programmers and advertisers to engage with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. The enhanced cooperation represents another building block in developing the market for Digimarc Discover and Digimarc Barcode. Neither Digimarc nor Nielsen has contributed any capital to the joint venture upon reactivation.

As of March 31, 2017, both Digimarc and Nielsen continued to assess the market opportunities of the TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the three months ended March 31, 2017 and 2016.

The Company’s investment in each joint venture was $0 as of March 31, 2017 and December 31, 2016.

11. Income Taxes

The benefit (provision) for income taxes for the three months ended March 31, 2017 and 2016 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the three months ended March 31, 2017 and 2016 was 2% and 0%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2017 was $34,142, an increase of $9,254 from $24,888 as of December 31, 2016.

The Company adopted the provisions of ASU No. 2016-09 effective January 1, 2017. Deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which were offset by $6,219 of valuation allowance. Excess tax benefits of $179 were recognized in the provision for income taxes for the three month period ended March 31, 2017, which were offset by $179 of valuation allowance.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on  February 23, 2017  (our “2016 Annual Report”), and other reports and filings made with the U.S. Securities and Exchange Commission (“SEC”).

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

Overview

Digimarc Corporation, an Oregon corporation founded in 2008, enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize and to which they can react. We have developed Digimarc Discover®, Digimarc Barcode and the Intuitive Computing Platform™ that are designed to optimize the identification of all consumer brand impressions, wherever and whenever they may appear, facilitating modern mobile-centric shopping. The platform includes means to embed “Digimarc Barcodes,” invisible and inaudible barcode-like information that is recognizable by smartphones, tablets, industrial scanners, and other computer interfaces into virtually all forms of media content, including consumer product packaging. Digimarc Barcodes have many applications, including facilitating remarkably faster scanning of products at retail checkout as well as improved engagement with smartphone-equipped consumers. The Digimarc Barcode is robust yet imperceptible by people in ordinary use, allowing for reliable, efficient, economical, globally scalable, automatic identification of media without visible computer codes like traditional barcodes.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 U.S. and foreign patents and pending patent applications as of March 31, 2017. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

The market for patent licensing has become more challenging in recent years. As a result, we have shifted our focus from direct monetization via enforcement and licensing to facilitating progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing by;

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

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our 2016 Annual Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), under the caption “Critical Accounting Policies and Estimates,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three month period relate to the three month period ended March 31, 2017 and all changes discussed with respect to such periods reflect changes compared to the three month period ended March 31, 2016.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
	Percentages are percent of total revenue
Revenue:
Service	61%	58%
Subscription	24	26
License	16	16
Total revenue	100	100
Cost of revenue:
Service	27	26
Subscription	9	12
License	2	2
Total cost of revenue	38	39
Gross profit	62	61
Operating expenses:
Sales and marketing	66	53
Research, development and engineering	57	59
General and administrative	39	39
Intellectual property	6	8
Total operating expenses	168	159
Operating loss	(106)	(98)
Other income, net	2	1
Loss before income taxes	(104)	(97)
Benefit (provision) for income taxes	2	—
Net loss	(102%)	(97%)

Summary

Total revenue for the three month period increased 9% to $6.1 million, primarily as a result of higher service revenue.

Total operating expenses for the three month period increased 15% to $10.2 million, primarily reflecting higher investment in sales, marketing, and engineering as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenue:
Service	$3,696	$3,250	$446	14%
Subscription	1,445	1,463	(18)	(1)%
License	950	867	83	10%
Total	$6,091	$5,580	$511	9%
Revenue (as % of total revenue):
Service	61%	58%
Subscription	24%	26%
License	16%	16%
Total	100%	100%

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

The increase in service revenue for the three month period was primarily due to more program work with the Central Banks and with a government agency contractor.

Subscription. Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decrease in subscription revenue for the three month period was primarily due to lower Guardian revenue, partially offset by higher Digimarc Discover and Digimarc Barcode revenue.

License. License revenue originates primarily from licensing our intellectual property, where we receive license fees and/or royalties as our income stream.

The increase in license revenue for the three month period was primarily due to higher royalty revenue.

Revenue by Geography

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,501	$1,133	$368	32%
International	4,590	4,447	143	3%
Total	$6,091	$5,580	$511	9%
Revenue (as % of total revenue):
Domestic	25%	20%
International	75%	80%
Total	100%	100%

The increase in domestic revenue for the three month period was primarily the result of higher service revenue from a government agency contractor and higher royalty revenue from a domestic customer.

The increase in international revenue for the three month period was primarily due to more program work with the Central Banks.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation and other charges for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation;
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers; and
•	charges for infrastructure and centralized costs of facilities and information technology.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Gross Profit:
Service	$2,061	$1,818	$243	13%
Subscription	889	801	88	11%
License	832	771	61	8%
Total	$3,782	$3,390	$392	12%
Gross Profit (as % of related revenue components):
Service	56%	56%
Subscription	62%	55%
License	88%	89%
Total	62%	61%

The increase in total gross profit was due primarily to higher service revenue and lower operations costs for our subscription products and services.

There was no change in service gross profit as a percentage of service revenue for the three month period.

The increase in subscription gross profit as a percentage of subscription revenue for the three month period was due primarily to lower operations costs.

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

Sales and marketing

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Sales and marketing	$3,992	$2,955	$1,037	35%
Sales and marketing (as % of total revenue)	66%	53%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period was due primarily to:

•	increased headcount and compensation-related expenses of $0.6 million;
•	increased marketing and professional fees of $0.2 million related to market development activities; and
•	increased travel expenses of $0.1 million.

Research, development and engineering

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Research, development and engineering	$3,459	$3,305	$154	5%
Research, development and engineering (as % of total revenue)	57%	59%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering for the three month period primarily resulted from increased headcount and compensation-related expenses of $0.2 million.

General and administrative

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative	$2,385	$2,170	$215	10%
General and administrative (as % of total revenue)	39%	39%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources;

•	costs associated with being a public company; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses for the three month period was primarily due to:

•	increased professional fees of $0.1 million; and
•	increased legal and accounting expenses of $0.1 million.

Intellectual property

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Intellectual property	$392	$434	$(42)	(10)%
Intellectual property (as % of total revenue)	6%	8%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation expense and related costs of attorneys and legal assistants;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;
•	consulting costs related to marketing our intellectual property portfolio;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

The decrease in intellectual property expenses for the three month period was insignificant.

Stock-based compensation

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of revenue	$176	$173	$3	2%
Sales and marketing	368	212	156	74%
Research, development and engineering	308	325	(17)	(5)%
General and administrative	573	501	72	14%
Intellectual property	78	72	6	8%
Total	$1,503	$1,283	$220	17%

The increase in stock-based compensation expense for the three month period was primarily due to increased headcount in sales and marketing.

We anticipate incurring an additional $12,620 in stock-based compensation expense through March 2021 for awards outstanding as of March 31, 2017.

Other income, net

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Other income, net	$118	$46	72	157%
Other income, net (as % of total revenue)	2%	1%

The increase in other income, net for the three month period was primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Income Taxes

The benefit (provision) for income taxes for the three month periods ended March 31, 2017 and 2016 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the three month periods ended March 31, 2017 and 2016 was 2% and 0%, respectively, because we have a full valuation allowance recorded against our deferred tax assets. The current year effective tax rate was not affected by our adoption of ASU No. 2016-09, because the excess tax benefit from stock-based compensation of $179 was offset by $179 of valuation allowance.

The valuation allowance against deferred tax assets as of March 31, 2017 was $34,142, an increase of $9,254 from $24,888 as of December 31, 2016. The adoption of ASU No. 2016-09 resulted in the recognition of deferred tax assets of $6,219 for previously unrecognized excess tax benefits as of December 31, 2016, which was offset by $6,219 of valuation allowance.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2017, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	March 31,	December 31,
	2017	2016
Working capital	$57,768	$58,461
Current ratio (1)	16.0:1	14.1:1
Cash, cash equivalents and short-term marketable securities	$56,185	$56,134
Long-term marketable securities	$—	$4,392
Total cash, cash equivalents and all marketable securities	$56,185	$60,526

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $4.3 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;
•	purchases of property and equipment and capitalized patent costs; and

•	purchases of common stock related to the vesting of restricted stock; partially offset by
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes, corporate notes, pre-refunded municipal bonds and U.S. treasuries. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three month periods ended March 31, 2017 and 2016.

Operating Cash Flow

The components of operating cash flows were:

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Net loss	$(6,218)	$(5,435)	$(783)	(14)%
Non-cash items	2,059	1,912	147	8%
Changes in operating assets and liabilities	1,029	1,315	(286)	(22)%
Net cash used in operating activities	$(3,130)	$(2,208)	$(922)	(42)%

Cash flows used in operating activities for the three month period increased by $0.9 million, primarily as the result of a higher net loss and changes in operating assets and liabilities, partially offset by higher non-cash items. The higher net loss was primarily the result of higher operating expenses reflecting higher investment in sales, marketing, and engineering, partially offset by higher revenue.  The changes in operating assets and liabilities were primarily due to lower collections of accounts receivable, partially offset by higher accounts payable due to timing. The higher non-cash items were primarily the result of higher stock-based compensation due to increased headcount.

Cash flows provided by investing activities for the three month period decreased by $2.5 million from $7.5 million to $5.0 million, primarily as a result of higher net purchases of marketable securities.

Cash flows used in financing activities were relatively consistent for the three month period.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $42,550 was allocated for sales of our common stock under our underwritten public offering in August 2016 and $30,000 was allocated for sales of our common stock under the Equity Distribution Agreement entered into in August 2014. The shelf registration statement expires in June 2017.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2016 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2016 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations;
•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development and protection of our intellectual property, sales growth initiatives and development of new market opportunities;

•	our ability to improve margins;
•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	anticipated tax benefits or reversals of a valuation allowance;
•	anticipated effect of our early adoption of accounting pronouncements;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	variability of contracted arrangements;
•	our profitability in future periods;
•	business opportunities that could require that we seek additional financing;
•	the size and growth of our markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;
•

capital market conditions, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	anticipated levels of backlog in future periods;

•	the success of our products, including Digimarc Discover, Digimarc Barcode, the Intuitive Computing Platform and Guardian;
•	our ability to innovate and enhance our competitive differentiation;
•	protection, development and monetization of our intellectual property portfolio;
•	our plans and intentions with respect to our joint ventures; and
•	the risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2016 Annual Report.

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. “Risk Factors” of our 2016 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the disclosures provided in Part II, Item 7A of our 2016 Annual Report.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A of our 2016 Annual Report. The risks and uncertainties described in our 2016 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2017, there have been no material changes to the risk factors set forth in our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2017:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2017 to January 31, 2017	—	$—	—	$—
Month 2
February 1, 2017 to February 28, 2017	23,159	$25.18	—	$—
Month 3
March 1, 2017 to March 31, 2017	—	$—	—	$—
Total	23,159	$25.18	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2017	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)