Form 10-Q
period 2017-06-30
Digimarc CORP
filed 2017-07-27
CIK 1438231

The co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017, there were 11,267,308 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$34,242	$11,638
Marketable securities	33,513	44,496
Trade accounts receivable, net	3,897	5,078
Other current assets	1,858	1,695
Total current assets	73,510	62,907
Marketable securities	—	4,392
Property and equipment, net	3,846	3,570
Intangibles, net	6,416	6,422
Goodwill	1,114	1,114
Other assets	281	331
Total assets	$85,167	$78,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,731	$1,523
Deferred revenue	2,121	2,923
Total current liabilities	3,852	4,446
Deferred rent and other long-term liabilities	1,029	956
Total liabilities	4,881	5,402
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2017 and December 31, 2016)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,263 and 10,523 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	11	11
Additional paid-in capital	141,123	120,985
Accumulated deficit	(60,898)	(47,712)
Total shareholders’ equity	80,286	73,334
Total liabilities and shareholders’ equity	$85,167	$78,736

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue:
Service	$3,253	$3,148	$6,949	$6,398
Subscription	1,420	1,494	2,865	2,957
License	914	815	1,864	1,682
Total revenue	5,587	5,457	11,678	11,037
Cost of revenue:
Service	1,464	1,401	3,099	2,833
Subscription	534	594	1,090	1,256
License	122	99	240	195
Total cost of revenue	2,120	2,094	4,429	4,284
Gross profit	3,467	3,363	7,249	6,753
Operating expenses:
Sales and marketing	3,997	2,856	7,989	5,811
Research, development and engineering	3,936	3,379	7,395	6,684
General and administrative	2,239	1,976	4,624	4,146
Intellectual property	345	462	737	896
Total operating expenses	10,517	8,673	20,745	17,537
Operating loss	(7,050)	(5,310)	(13,496)	(10,784)
Other income, net	116	42	234	88
Loss before income taxes	(6,934)	(5,268)	(13,262)	(10,696)
Benefit (provision) for income taxes	(9)	(15)	101	(22)
Net loss	$(6,943)	$(5,283)	$(13,161)	$(10,718)
Earnings (loss) per common share:
Loss per common share—basic	(0.68)	$(0.62)	(1.29)	$(1.25)
Loss per common share—diluted	(0.68)	$(0.62)	(1.29)	$(1.25)
Weighted average common shares outstanding—basic	10,266	8,587	10,214	8,560
Weighted average common shares outstanding—diluted	10,266	8,587	10,214	8,560

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Exercise of stock options	—	—	32	—	309	—	309
Issuance of restricted common stock	—	—	177	—	—	—	—
Forfeiture of restricted common stock	—	—	(3)	—	—	—	—
Purchase and retirement of common stock	—	—	(40)	—	(1,104)	—	(1,104)
Stock-based compensation	—	—	—	—	2,782	—	2,782
Net loss	—	—	—	—	—	(10,718)	(10,718)
BALANCE AT JUNE 30, 2016	10	$50	9,085	$9	$79,426	$(36,758)	$42,727
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Issuance of common stock, net of issuance costs	—	—	500	—	17,702	—	17,702
Exercise of stock options	—	—	59	—	568	—	568
Issuance of restricted common stock	—	—	236	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(48)	—	(1,348)	—	(1,348)
Stock-based compensation	—	—	—	—	3,216	(25)	3,191
Net loss	—	—	—	—	—	(13,161)	(13,161)
BALANCE AT JUNE 30, 2017	10	$50	11,263	$11	$141,123	$(60,898)	$80,286

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,161)	$(10,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	664	688
Amortization and write-off of intangibles	486	639
Stock-based compensation	3,093	2,707
Changes in operating assets and liabilities:
Trade accounts receivable	1,181	2,139
Other current assets	(163)	52
Other assets	50	36
Accounts payable and other accrued liabilities	336	109
Deferred revenue	(835)	(917)
Net cash used in operating activities	(8,349)	(5,265)
Cash flows from investing activities:
Purchase of property and equipment	(938)	(755)
Capitalized patent costs	(406)	(436)
Maturity of marketable securities	28,636	22,467
Purchase of marketable securities	(13,261)	(8,819)
Net cash provided by investing activities	14,031	12,457
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	17,702	—
Exercise of stock options	568	309
Purchase of common stock	(1,348)	(1,104)
Net cash provided by (used) in financing activities	16,922	(795)
Net increase in cash and cash equivalents	22,604	6,397
Cash and cash equivalents at beginning of period	11,638	3,160
Cash and cash equivalents at end of period	$34,242	$9,557
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$25	$14
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$(22)	$61
Stock-based compensation capitalized to software and patent costs	$98	$75

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

Goodwill

The Company tests goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company operates as a single reporting unit. The Company estimated the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium.

In connection with the Company’s annual impairment test of goodwill as of June 30, 2017 and 2016, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this update are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt the amendments of this standard effective January 1, 2017. The early adoption of this standard resulted in no impact on the Company’s financial condition, results of operations, cash flows and disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed an implementation plan to adopt this new guidance.  As part of this plan, the Company is currently assessing the potential future impact of this standard on the Company’s financial condition, results of operations and disclosures.  Based on procedures performed to date, the impact of this standard on service and license revenues is not expected to have a material impact on the Company aside from expanded disclosures; however, the Company will continue to evaluate this assessment. The Company is not far enough along in the evaluation of the impact of the standard on all of its subscription revenue streams to make any conclusions at this time. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company plans to utilize the cumulative effect transition method and will adopt this standard effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. While the Company is currently assessing the potential future impact of adopting this standard, the Company expects the primary impact will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company’s minimum commitments under non-

cancelable operating leases are disclosed in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016, respectively, was as follows:

June 30, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$561	$—	$—	$561
Commercial paper	—	30,776	—	30,776
Federal agency notes	—	20,090	—	20,090
Corporate notes	—	7,826	—	7,826
Pre-refunded municipal bonds (1)	—	2,509	—	2,509
Total	$561	$61,201	$—	$61,762

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$1,218	$—	$—	$1,218
Federal agency notes	—	16,810	—	16,810
Commercial paper	—	16,757	—	16,757
Corporate notes	—	15,753	—	15,753
Pre-refunded municipal bonds (1)	—	6,716	—	6,716
U.S. treasuries	—	2,515	—	2,515
Total	$1,218	$58,551	$—	$59,769

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2017 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$61,762	$61,762	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $28,249 and $10,881 at June 30, 2017 and December 31, 2016, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Domestic	$1,253	$1,151	$2,754	$2,284
International (1)	4,334	4,306	8,924	$8,753
Total	$5,587	$5,457	$11,678	$11,037

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Central Banks	63%	63%	63%	63%

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

There were no stock options granted during the three and six months ended June 30, 2017 and 2016.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method.

Stock-based Compensation

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Stock-based compensation:
Cost of revenue	$175	$184	$351	$357
Sales and marketing	342	238	710	450
Research, development and engineering	354	379	662	704
General and administrative	637	544	1,210	1,045
Intellectual property	82	79	160	151
Stock-based compensation expense	1,590	1,424	3,093	2,707
Capitalized to software and patent costs	53	43	98	75
Total stock-based compensation	$1,643	$1,467	$3,191	$2,782

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of	As of
	June 30,	December 31,
	2017	2016
Total unrecognized compensation costs	$12,577	$9,728

Total unrecognized compensation costs will be adjusted for any future forfeitures.

The Company expects to recognize the unrecognized compensation costs as of June 30, 2017 for stock options and restricted stock over weighted average periods through June 2021 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	0.0 years	1.52 years

As of June 30, 2017, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,144 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended June 30, 2017:	Options	Price	Fair Value	Value
Outstanding at March 31, 2017	402	$19.49	$9.13
Granted	—	—	—
Exercised	(40)	9.64	6.30
Forfeited or expired	—	—	—
Outstanding at June 30, 2017	362	$20.60	$9.45	$7,071

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Six months ended June 30, 2017:	Options	Price	Fair Value	Value
Outstanding at December 31, 2016	421	$19.06	$9.01
Granted	—	—	—
Exercised	(59)	9.64	6.30
Forfeited or expired	—	—	—
Outstanding at June 30, 2017	362	$20.60	$9.45	$7,071
Exercisable at June 30, 2017	362	$20.60		$7,071

The aggregate intrinsic value is based on the closing price of $40.15 per share of Digimarc common stock on June 30, 2017, which would have been received by the optionees had all of the options with exercise prices less than $40.15 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2017:	Shares	Fair Value
Unvested balance, March 31, 2017	511	$25.91
Granted	58	$30.39
Vested	(72)	$17.40
Forfeited	(5)	$26.35
Unvested balance, June 30, 2017	492	$27.67

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2017:	Shares	Fair Value
Unvested balance, December 31, 2016	385	$26.28
Granted	236	$26.43
Vested	(122)	$21.08
Forfeited	(7)	$24.32
Unvested balance, June 30, 2017	492	$27.67

The following table indicates the fair value of all restricted stock awards that vested during the three and six months ended June 30, 2017 and 2016:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Fair value of restricted stock awards vested	$2,214	$1,839	$3,491	$3,117

6. Shareholders’ Equity

During the three months ended June 30, 2017, the Company sold 500 shares of its common stock in a registered direct offering to a certain investor at a price of $35.55 per share. The offering was made without an underwriter or placement agent. The Company received $17,775 of cash proceeds from the offering, and paid $72 in stock issuance costs.

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

The following table reconciles earnings (loss) per common share for the three and six months ended June 30, 2017 and 2016:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(6,943)	$(5,283)	$(13,161)	$(10,718)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(6,943)	(5,283)	(13,161)	(10,718)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(6,943)	(5,283)	(13,161)	(10,718)
Loss to common shares—basic	$(6,943)	$(5,283)	$(13,161)	$(10,718)
Denominator
Weighted average common shares outstanding— basic	10,266	8,587	10,214	8,560
Basic earnings (loss) per common share	(0.68)	$(0.62)	(1.29)	$(1.25)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(6,943)	$(5,283)	$(13,161)	$(10,718)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares—diluted	$(6,943)	$(5,283)	$(13,161)	$(10,718)
Denominator
Weighted average common shares outstanding— basic	10,266	8,587	10,214	8,560
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding— dilutive	10,266	8,587	10,214	8,560
Diluted earnings (loss) per common share	(0.68)	$(0.62)	(1.29)	$(1.25)

There were 0 and 75 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and six months ended June 30, 2017, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 75 and 0 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and six months ended June 30, 2016, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 131 and 125 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and six months ended June 30, 2017, respectively, as the Company incurred a net loss for the periods.

There were 169 and 188 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and six months ended June 30, 2016, respectively, as the Company incurred a net loss for the periods.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30,	December 31,
	2017	2016
Trade accounts receivable	$3,912	$5,093
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$3,897	$5,078
Unpaid deferred revenue included in trade accounts receivable	$747	$2,245

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	June 30,	December 31,
	2017	2016
Central Banks	55%	57%

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

	June 30,	December 31,
	2017	2016
Office furniture and fixtures	$1,194	$1,168
Software	2,661	2,146
Equipment	4,366	4,071
Leasehold improvements	1,620	1,617
Gross property and equipment	9,841	9,002
Less accumulated depreciation and amortization	(5,995)	(5,432)
Property and equipment, net	$3,846	$3,570

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2017	2016
Capitalized patent costs	17-20	$7,650	$7,281
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		10,920	10,551
Accumulated amortization		(4,504)	(4,129)
Intangibles, net		$6,416	$6,422

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

As of June 30, 2017, both Digimarc and Nielsen continued to assess the market opportunities of the TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the six months ended June 30, 2017 and 2016.

The Company’s investment in each joint venture was $0 as of June 30, 2017 and December 31, 2016.

12. Income Taxes

The benefit (provision) for income taxes for the six months ended June 30, 2017 and 2016 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the six months ended June 30, 2017 and 2016 was 1% and 0%, respectively. The valuation allowance against net deferred tax assets as of June 30, 2017 was $36,937, an increase of $12,049 from $24,888 as of December 31, 2016.

The Company adopted the provisions of ASU No. 2016-09 effective January 1, 2017. Deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which were offset by $6,219 of valuation allowance. Excess tax benefits of $923 and $1,101 were recognized in the provision for income taxes for the three and six months ended June 30, 2017, respectively, which were offset by $923 and $1,101 of valuation allowance, respectively.

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

Digimarc Barcodes can be used to enhance all forms of media and are imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require publishers to give up valuable visual space in magazines and newspapers; nor does it impact the overall layout or aesthetics of the publication for readers. Digimarc Barcodes are generally imperceptible in normal use and do all that visible barcodes do, but perform better. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio, video and packaging. Unique to the Digimarc Discover platform is its seamless multi-model use of various content identification technologies as needed, including Digimarc Barcode when present.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 granted and pending patents as of June 30, 2017. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

The market for patent licensing has become more challenging in recent years. As a result, we have shifted our focus from direct monetization via enforcement and licensing to facilitating progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing by:

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three and six month periods relate to the three and six months ended June 30, 2017 and all changes discussed with respect to such periods reflect changes compared to the three and six months ended June 30, 2016.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	Percentages are percent of total revenue		Percentages are percent of total revenue
Revenue:
Service	58%	58%	60%	58%
Subscription	25	27	25	27
License	16	15	16	15
Total revenue	100	100	100	100
Cost of revenue:
Service	26	26	27	26
Subscription	10	11	9	11
License	2	2	2	2
Total cost of revenue	38	38	38	39
Gross profit	62	62	62	61
Operating expenses:
Sales and marketing	72	52	68	53
Research, development and engineering	70	62	63	61
General and administrative	40	36	40	38
Intellectual property	6	8	6	8
Total operating expenses	188	159	178	159
Operating loss	(126)	(97)	(116)	(98)
Other income, net	2	1	2	1
Loss before income taxes	(124)	(97)	(114)	(97)
Benefit (provision) for income taxes	—	—	1	—
Net loss	(124%)	(97%)	(113%)	(97%)

Summary

Total revenue for the three and six month periods ended June 30, 2017 increased 2% to $5.6 million and 6% to $11.7 million, respectively, compared to the corresponding three and six month periods ended June 30, 2016, primarily as a result of higher service and license revenue.

Total operating expenses for the three and six month periods ended June 30, 2017 increased 21% to $10.5 million and 18% to $20.7 million, respectively, compared to the corresponding three and six month periods ended June 30, 2016, primarily reflecting higher investment in sales, marketing, and engineering as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Revenue:
Service	$3,253	$3,148	$105	3%	$6,949	$6,398	$551	9%
Subscription	1,420	1,494	(74)	(5)%	2,865	2,957	(92)	(3)%
License	914	815	99	12%	1,864	1,682	182	11%
Total	$5,587	$5,457	$130	2%	$11,678	$11,037	$641	6%
Revenue (as % of total revenue):
Service	58%	58%			60%	58%
Subscription	25%	27%			25%	27%
License	16%	15%			16%	15%
Total	100%	100%			100%	100%

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

The increases in service revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, were primarily due to more program work with the Central Banks and with a government agency contractor.

Subscription. Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decreases in subscription revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, were primarily due to lower Guardian revenue, partially offset by higher Digimarc Discover and Digimarc Barcode revenue.

License. License revenue originates primarily from licensing our intellectual property, where we receive license fees and/or royalties as our income stream.

The increases in license revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, were primarily due to higher royalty revenue reported by our licensees.

Revenue by Geography

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,253	$1,151	$102	9%	$2,754	$2,284	$470	21%
International	4,334	4,306	28	1%	8,924	8,753	171	2%
Total	$5,587	$5,457	$130	2%	$11,678	$11,037	$641	6%
Revenue (as % of total revenue):
Domestic	22%	21%			24%	21%
International	78%	79%			76%	79%
Total	100%	100%			100%	100%

The increases in domestic revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, was primarily the result of higher service revenue from a government agency contractor and higher royalty revenue from a domestic licensee.

The increases in international revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, was primarily due to more program work with the Central Banks.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation and other charges for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Gross Profit:
Service	$1,789	$1,747	$42	2%	$3,850	$3,565	$285	8%
Subscription	886	900	(14)	(2)%	1,775	1,701	74	4%
License	792	716	76	11%	1,624	1,487	137	9%
Total	$3,467	$3,363	$104	3%	$7,249	$6,753	$496	7%
Gross Profit (as % of related revenue components):
Service	55%	55%			55%	56%
Subscription	62%	60%			62%	58%
License	87%	88%			87%	88%
Total	62%	62%			62%	61%

The increase in total gross profit for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, was due primarily to higher revenues and lower operations costs for our subscription products and services.

The change in service gross profit as a percentage of service revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, was insignificant.

The increase in subscription gross profit as a percentage of subscription revenue for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, was due primarily to lower operations costs.

The decrease in license gross profit as a percentage of license revenue was insignificant for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Sales and marketing	$3,997	$2,856	$1,141	40%	$7,989	$5,811	$2,178	37%
Sales and marketing (as % of total revenue)	72%	52%			68%	53%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended June 30, 2017, compared to the corresponding three month period ended June 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $0.8 million;
•	increased recruiting costs of $0.1 million; and
•	increased travel expenses of $0.1 million.

The increase in sales and marketing expenses for the six month period ended June 30, 2017, compared to the corresponding six month period ended June 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $1.4 million;
•	increased marketing and professional fees of $0.3 million related to market development activities;
•	increased travel expenses of $0.2 million; and
•	increased recruiting costs of $0.2 million.

Research, development and engineering

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Research, development and engineering	$3,936	$3,379	$557	16%	$7,395	$6,684	$711	11%
Research, development and engineering (as % of total revenue)	70%	62%			63%	61%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended June 30, 2017, compared to the corresponding three month period ended June 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $0.3 million; and
•	increased recruiting costs of $0.1 million.

The increase in research, development and engineering expenses for the six month period ended June 30, 2017, compared to the corresponding six month period ended June 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $0.5 million; and
•	increased recruiting costs of $0.1 million.

General and administrative

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
General and administrative	$2,239	$1,976	$263	13%	$4,624	$4,146	$478	12%
General and administrative (as % of total revenue)	40%	36%			40%	38%

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

The increase in general and administrative expenses for the three month period ended June 30, 2017, compared to the corresponding three month period ended June 30, 2016, was primarily due to:

•	increased professional fees of $0.1 million; and
•	increased legal and accounting expenses of $0.1 million.

The increase in general and administrative expenses for the six month period ended June 30, 2017, compared to the corresponding six month period ended June 30, 2016, was primarily due to:

•	increased professional fees of $0.2 million; and
•	increased legal and accounting expenses of $0.1 million.

Intellectual property

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Intellectual property	$345	$462	$(117)	(25)%	$737	$896	$(159)	(18)%
Intellectual property (as % of total revenue)	6%	8%			6%	8%

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

The decreases in intellectual property expenses for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, were primarily due to lower write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Cost of revenue	$175	$184	$(9)	(5)%	$351	$357	$(6)	(2)%
Sales and marketing	342	238	104	44%	710	450	260	58%
Research, development and engineering	354	379	(25)	(7)%	662	704	(42)	(6)%
General and administrative	637	544	93	17%	1,210	1,045	165	16%
Intellectual property	82	79	3	4%	160	151	9	6%
Total	$1,590	$1,424	$166	12%	$3,093	$2,707	$386	14%

The increases in stock-based compensation expense for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, were primarily due to increased headcount in sales and marketing.

We anticipate incurring an additional $12,577 in stock-based compensation expense through June 2021 for awards outstanding as of June 30, 2017.

Other income, net

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Other income, net	$116	$42	74	176%	$234	$88	146	166%
Other income, net (as % of total revenue)	2%	1%			2%	1%

The increases in other income, net for the three and six month periods ended June 30, 2017, compared to the corresponding three and six month periods ended June 30, 2016, were primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Income Taxes

The benefit (provision) for income taxes for the six month periods ended June 30, 2017 and 2016 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the six month periods ended June 30, 2017 and 2016 was 1% and 0%, respectively, because we have a full valuation allowance recorded against our deferred tax assets. The current year effective tax rate was not affected by our adoption of ASU No. 2016-09, because the excess tax benefit from stock-based compensation for the three and six months ended June 30, 2017 of $923 and $1,101, respectively, were offset by $923 and $1,101 of valuation allowance, respectively.

The valuation allowance against deferred tax assets as of June 30, 2017 was $36,937, an increase of $12,049 from $24,888 as of December 31, 2016. The adoption of ASU No. 2016-09 resulted in the recognition of deferred tax assets of $6,219 for previously unrecognized excess tax benefits as of December 31, 2016, which was offset by $6,219 of valuation allowance.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2017, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	June 30,	December 31,
	2017	2016
Working capital	$69,658	$58,461
Current ratio (1)	19.1:1	14.1:1
Cash, cash equivalents and short-term marketable securities	$67,755	$56,134
Long-term marketable securities	$—	$4,392
Total cash, cash equivalents and marketable securities	$67,755	$60,526

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $7.2 million increase in cash, cash equivalents and marketable securities resulted primarily from:

•	proceeds from the sale of common stock in a registered direct offering; and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations;
•	purchases of common stock related to the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes, corporate notes and pre-refunded municipal bonds. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and six months ended June 30, 2017 and 2016.

Operating Cash Flow

The components of operating cash flows were:

	Six	Six
	Months	Months
	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Net loss	$(13,161)	$(10,718)	$(2,443)	(23)%
Non-cash items	4,243	4,034	209	5%
Changes in operating assets and liabilities	569	1,419	(850)	(60)%
Net cash used in operating activities	$(8,349)	$(5,265)	$(3,084)	(59)%

Cash flows used in operating activities for the six month period ended June 30, 2017, compared to the corresponding six month period ended June 30, 2016, increased by $3.1 million, primarily as the result of a higher net loss and changes in operating assets and liabilities, partially offset by higher non-cash items. The higher net loss was primarily the result of higher operating expenses reflecting higher investment in sales, marketing, and engineering, partially offset by higher revenue.  The changes in operating assets and liabilities were primarily due to higher accounts receivable due to timing, partially offset by higher accounts payable due to timing. The higher non-cash items were primarily the result of higher stock-based compensation due to increased headcount.

Cash flows provided by investing activities for the six month period ended June 30, 2017, compared to the corresponding six month period ended June 30, 2016, increased by $1.5 million from $12.5 million to $14.0 million, primarily as a result of higher net maturities of marketable securities.

Cash flows from financing activities for the six month period ended June 30, 2017, compared to the corresponding six month period ended June 30, 2016, increased by $17.7 million from $0.8 million used to $16.9 million provided, primarily as a result of the sale of common stock in a registered direct offering.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $17,775 was allocated for the sale of our common stock in a registered direct offering in June 2017. This shelf registration statement has $82,225 remaining for future issuance and expires in June 2020.

We may sell shares or use other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	anticipated levels of backlog in future periods;
•	the success of our products, including Digimarc Discover, Digimarc Barcode and Guardian;
•	our ability to innovate and enhance our competitive differentiation;
•	protection, development and monetization of our intellectual property portfolio;
•	our plans and intentions with respect to our joint ventures; and
•	the risk factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

We believe that the risk factors specified above and the risk factors contained in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. The following risk factors are those risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

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

We are expanding into new markets, which involve inherent risk and unpredictability. In recent years, particularly with the proliferation of smartphones and increased consumer demands for product information, we have investigated other technologies that may provide attractive future opportunities, for example, in the packaging and publishing markets. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the watermarking field. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-

positioned in these other disciplines. Accordingly, it may be difficult for us to replicate our watermarking success in other technologies we might pursue.

(6) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 73% and 74% of our revenue for the year ended December 31, 2016 and for the six months ended June 30, 2017, respectively. Most of our revenue comes from long-term contracts generally having terms of at least three to ten years, with some licenses for the life of the associated patents, which could be up to 20 years from the effective date. The agreements with our licensees generally provide for minimum and/or variable payment obligations. All payment obligations under our license agreements with Nielsen and Verance ended in 2014. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) We were not profitable in 2014, 2015, 2016 or the first six months of 2017 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2014, 2015, 2016 and the first six months of 2017 largely due to increased levels of investments in our business to support product development and sales growth initiatives, concurrent with the completion of royalty payments from Verance and license fee payments from Nielsen in 2014.

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

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may or may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of June 30, 2017 and concluded there was no impairment. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. We recorded a $6.8 million non-cash income tax charge during 2014 to record a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of June 30, 2017 we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized.

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

(22) Consolidation of consumer product companies and/or retailers or brands, or other concentration of market share among a few consumer products companies and/or retailers or brands, may reduce the number of potential customers for our technology and put pressure on our pricing structure.

The brands, consumer products and retailer markets in some geographic regions are dominated by a few large companies. These companies have in the past increased their market share and may continue to do so in the future by expanding through acquisitions. In the future, if significant acquisitions were to occur there may be fewer potential customers for our technology. Additionally, larger companies have strengthened purchasing power, which could force a decline in our pricing structure and decrease the margins we can realize.

Risks Related to our Capital Stock

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

(24) Our common stock price may increase or decrease on material news or developments.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2017:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2017 to April 30, 2017	—	$—	—	$—
Month 2
May 1, 2017 to May 31, 2017	24,449	$31.30	—	$—
Month 3
June 1, 2017 to June 30, 2017	—	$—	—	$—
Total	24,449	$31.30	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1

Purchase Agreement between Digimarc Corporation and an investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2017 (File No. 001-34108))

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

Date: July 27, 2017	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)