Form 10-Q
period 2017-09-30
Digimarc CORP
filed 2017-10-27
CIK 1438231

‘The co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, there were 11,329,154 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$25,599	$11,638
Marketable securities	35,288	44,496
Trade accounts receivable, net	7,030	5,078
Other current assets	2,177	1,695
Total current assets	70,094	62,907
Marketable securities	—	4,392
Property and equipment, net	4,273	3,570
Intangibles, net	6,369	6,422
Goodwill	1,114	1,114
Other assets	311	331
Total assets	$82,161	$78,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,071	$1,523
Deferred revenue	1,717	2,923
Total current liabilities	3,788	4,446
Deferred rent and other long-term liabilities	989	956
Total liabilities	4,777	5,402
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2017 and December 31, 2016)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,324 and 10,523 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	11	11
Additional paid-in capital	142,461	120,985
Accumulated deficit	(65,138)	(47,712)
Total shareholders’ equity	77,384	73,334
Total liabilities and shareholders’ equity	$82,161	$78,736

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue:
Service	$2,986	$3,252	$9,935	$9,650
Subscription	1,306	1,417	4,171	4,374
License	4,385	907	6,249	2,589
Total revenue	8,677	5,576	20,355	16,613
Cost of revenue:
Service	1,332	1,455	4,431	4,288
Subscription	611	600	1,701	1,856
License	129	107	369	302
Total cost of revenue	2,072	2,162	6,501	6,446
Gross profit	6,605	3,414	13,854	10,167
Operating expenses:
Sales and marketing	4,075	2,945	12,064	8,756
Research, development and engineering	4,108	3,291	11,503	9,975
General and administrative	2,442	2,039	7,066	6,185
Intellectual property	387	394	1,124	1,290
Total operating expenses	11,012	8,669	31,757	26,206
Operating loss	(4,407)	(5,255)	(17,903)	(16,039)
Other income, net	174	69	408	157
Loss before income taxes	(4,233)	(5,186)	(17,495)	(15,882)
Benefit (provision) for income taxes	(7)	(12)	94	(34)
Net loss	$(4,240)	$(5,198)	$(17,401)	$(15,916)
Earnings (loss) per common share:
Loss per common share—basic	(0.39)	$(0.55)	(1.67)	$(1.79)
Loss per common share—diluted	(0.39)	$(0.55)	(1.67)	$(1.79)
Weighted average common shares outstanding—basic	10,797	9,506	10,410	8,878
Weighted average common shares outstanding—diluted	10,797	9,506	10,410	8,878

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Issuance of common stock, net of issuance costs	—	—	1,418	2	39,698	—	39,700
Exercise of stock options	—	—	49	—	476	—	476
Issuance of restricted common stock	—	—	191	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(61)	—	(1,879)	—	(1,879)
Stock-based compensation	—	—	—	—	4,283	—	4,283
Net loss	—	—	—	—	—	(15,916)	(15,916)
BALANCE AT SEPTEMBER 30, 2016	10	$50	10,509	$11	$120,017	$(41,956)	$78,122
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Issuance of common stock, net of issuance costs	—	—	500	—	17,698	—	17,698
Exercise of stock options	—	—	74	—	793	—	793
Issuance of restricted common stock	—	—	308	—	—	—	—
Forfeiture of restricted common stock	—	—	(8)	—	—	—	—
Purchase and retirement of common stock	—	—	(73)	—	(2,063)	—	(2,063)
Stock-based compensation	—	—	—	—	5,048	(25)	5,023
Net loss	—	—	—	—	—	(17,401)	(17,401)
BALANCE AT SEPTEMBER 30, 2017	10	$50	11,324	$11	$142,461	$(65,138)	$77,384

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,401)	$(15,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,024	1,016
Amortization and write-off of intangibles	775	876
Stock-based compensation	4,872	4,162
Changes in operating assets and liabilities:
Trade accounts receivable	(1,952)	2,095
Other current assets	(482)	(437)
Other assets	20	(56)
Accounts payable and other accrued liabilities	373	680
Deferred revenue	(1,247)	(1,407)
Net cash used in operating activities	(14,018)	(8,987)
Cash flows from investing activities:
Purchase of property and equipment	(1,424)	(1,565)
Capitalized patent costs	(625)	(623)
Maturity of marketable securities	41,231	35,182
Purchase of marketable securities	(27,631)	(40,817)
Net cash provided by (used in) investing activities	11,551	(7,823)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	17,698	39,700
Exercise of stock options	793	476
Purchase of common stock	(2,063)	(1,879)
Net cash provided by financing activities	16,428	38,297
Net increase in cash and cash equivalents	13,961	21,487
Cash and cash equivalents at beginning of period	11,638	3,160
Cash and cash equivalents at end of period	$25,599	$24,647
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$29	$27
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$249	$(137)
Stock-based compensation capitalized to software and patent costs	$151	$121

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

Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU No. 2016-09 simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2016, and interim periods beginning in the first interim period within the year of adoption. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted the provisions of this standard effective January 1, 2017. On adoption, deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which was offset by $6,219 of valuation allowance. Future excess tax benefits will be recognized in the income tax provision when realized and would be offset by any required valuation allowance. The Company will no longer apply a forfeiture rate to share-based payment awards and instead account for forfeitures when they occur. This policy election resulted in a $25 adjustment to opening retained earnings. The Company also provided employees the option to elect the minimum or the maximum statutory tax-withholding rate to be applied on the exercise or vesting of share-based awards. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.

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

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed an implementation plan to adopt this new standard.  As part of this plan, the Company is currently assessing the potential future impact of this standard on the Company’s financial condition, results of operations and disclosures.  Based on procedures performed to date, the adoption of this standard on service and license revenues is not expected to have a material impact on the Company aside from expanded disclosures; however, the Company will continue to evaluate this assessment. The Company is nearing completion of its evaluation of the adoption of this standard on subscription revenue but cannot make any conclusions at this time. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company plans to utilize the cumulative effect transition method and will adopt this standard effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. While the Company is currently assessing the potential future impact of adopting this standard, the Company expects the primary impact will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company’s minimum commitments under non-

cancelable operating leases are disclosed in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU No. 2016-15 adds or clarifies guidance on specific cash flow issues to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this update are to be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of this standard is not expected to have a material impact on the Company’s cash flows and disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016, respectively, was as follows:

September 30, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$1,524	$—	$—	$1,524
Commercial paper	—	35,141	—	35,141
Federal agency notes	—	11,591	—	11,591
Corporate notes	—	7,501	—	7,501
Pre-refunded municipal bonds (1)	—	2,052	—	2,052
U.S. treasuries	—	1,999	—	1,999
Total	$1,524	$58,284	$—	$59,808

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$1,218	$—	$—	$1,218
Federal agency notes	—	16,810	—	16,810
Commercial paper	—	16,757	—	16,757
Corporate notes	—	15,753	—	15,753
Pre-refunded municipal bonds (1)	—	6,716	—	6,716
U.S. treasuries	—	2,515	—	2,515
Total	$1,218	$58,551	$—	$59,769

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2017 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$59,808	$59,808	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $24,520 and $10,881 at September 30, 2017 and December 31, 2016, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

•

License revenue is recognized when amounts owed to the Company have been earned, are fixed or determinable, and collection is reasonably assured. The Company’s standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements may not be fixed or determinable when payments are due beyond the Company’s standard payment terms and there is substantial risk of future modification to the license terms. In these cases, revenue is recognized as fees become due and payable rather than when the license rights are transferred.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Domestic	$1,153	$1,210	$3,907	$3,494
International (1)	7,524	4,366	16,448	$13,119
Total	$8,677	$5,576	$20,355	$16,613

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers who accounted for 10% or more of the Company’s revenue are as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Customer A	44%	*	22%	*
Customer B	38%	62%	52%	63%

*	Less than 10%

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards giving consideration to the contractual terms and vesting schedules of the awards. Stock options granted generally vest over three years and have contractual terms of ten years.

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

Stock options valuation assumptions:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2017	2017
Expected life (years)	4.50	4.50
Expected volatility	57.24%	57.24%
Risk-free interest rate	1.77%	1.77%
Expected dividend yield	0%	0%

There were no stock options granted during the three and nine months ended September 30, 2016.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-based Compensation

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Stock-based compensation:
Cost of revenue	$170	$196	$521	$553
Sales and marketing	364	265	1,074	715
Research, development and engineering	379	346	1,041	1,050
General and administrative	784	568	1,994	1,613
Intellectual property	82	80	242	231
Stock-based compensation expense	1,779	1,455	4,872	4,162
Capitalized to software and patent costs	53	46	151	121
Total stock-based compensation	$1,832	$1,501	$5,023	$4,283

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, including stock options and restricted stock:

	As of	As of
	September 30,	December 31,
	2017	2016
Total unrecognized compensation costs	$15,812	$9,728

Total unrecognized compensation costs will be adjusted for any future forfeitures.

The Company expects to recognize the unrecognized compensation costs as of September 30, 2017 for stock options and restricted stock over weighted average periods through September 2021 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.63 years	1.48 years

As of September 30, 2017, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 897 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended September 30, 2017:	Options	Price	Fair Value	Value
Outstanding at June 30, 2017	362	$20.60	$9.45
Granted	200	30.50	14.58
Exercised	(15)	14.99	8.12
Forfeited or expired	—	—	—
Outstanding at September 30, 2017	547	$24.37	$11.36	$6,683

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Nine months ended September 30, 2017:	Options	Price	Fair Value	Value
Outstanding at December 31, 2016	421	$19.06	$9.01
Granted	200	30.50	14.58
Exercised	(74)	10.73	6.67
Forfeited or expired	—	—	—
Outstanding at September 30, 2017	547	$24.37	$11.36	$6,683
Exercisable at September 30, 2017	347	$20.84		$5,463
Unvested at September 30, 2017	200	$30.50		$1,220

The aggregate intrinsic value is based on the closing price of $36.60 per share of Digimarc common stock on September 30, 2017, which would have been received by the optionees had all of the options with exercise prices less than $36.60 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2017:	Shares	Fair Value
Unvested balance, June 30, 2017	492	$27.67
Granted	72	$30.22
Vested	(58)	$26.35
Forfeited	(1)	$27.43
Unvested balance, September 30, 2017	505	$28.19

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2017:	Shares	Fair Value
Unvested balance, December 31, 2016	385	$26.28
Granted	308	$27.32
Vested	(180)	$22.77
Forfeited	(8)	$24.70
Unvested balance, September 30, 2017	505	$28.19

The following table indicates the fair value of all restricted stock awards that vested during the three and nine months ended September 30, 2017 and 2016:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Fair value of restricted stock awards vested	$1,669	$1,912	$5,160	$5,029

6. Shareholders’ Equity

In June 2017, the Company sold 500 shares of its common stock in a registered direct offering to a certain investor at a price of $35.55 per share. The offering was made without an underwriter or placement agent. The Company received $17,775 of cash proceeds from the offering, and paid $77 in stock issuance costs.

In July 2016, the Company sold 1,233 shares of its common stock in an underwritten public offering, plus an additional 185 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 share. The Company received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs.

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

The following table reconciles earnings (loss) per common share for the three and nine months ended September 30, 2017 and 2016:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(4,240)	$(5,198)	$(17,401)	$(15,916)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(4,240)	(5,198)	(17,401)	(15,916)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(4,240)	(5,198)	(17,401)	(15,916)
Loss to common shares—basic	$(4,240)	$(5,198)	$(17,401)	$(15,916)
Denominator
Weighted average common shares outstanding— basic	10,797	9,506	10,410	8,878
Basic earnings (loss) per common share	(0.39)	$(0.55)	(1.67)	$(1.79)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(4,240)	$(5,198)	$(17,401)	$(15,916)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares—diluted	$(4,240)	$(5,198)	$(17,401)	$(15,916)
Denominator
Weighted average common shares outstanding— basic	10,797	9,506	10,410	8,878
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding— dilutive	10,797	9,506	10,410	8,878
Diluted earnings (loss) per common share	(0.39)	$(0.55)	(1.67)	$(1.79)

There were 0 and 275 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and nine months ended September 30, 2017, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and nine months ended September 30, 2016, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 71 and 107 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and nine months ended September 30, 2017, respectively, as the Company incurred a net loss for the periods.

There were 211 and 195 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and nine months ended September 30, 2016, respectively, as the Company incurred a net loss for the periods.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30,	December 31,
	2017	2016
Trade accounts receivable	$7,045	$5,093
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$7,030	$5,078
Unpaid deferred revenue included in trade accounts receivable	$629	$2,245

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	September 30,	December 31,
	2017	2016
Customer A	54%	*
Customer B	30%	57%

*	Less than 10%

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

	September 30,	December 31,
	2017	2016
Office furniture and fixtures	$1,549	$1,168
Software	2,861	2,146
Equipment	4,461	4,071
Leasehold improvements	1,688	1,617
Gross property and equipment	10,559	9,002
Less accumulated depreciation and amortization	(6,286)	(5,432)
Property and equipment, net	$4,273	$3,570

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2017	2016
Capitalized patent costs	17-20	$7,794	$7,281
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		11,064	10,551
Accumulated amortization		(4,695)	(4,129)
Intangibles, net		$6,369	$6,422

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

As of September 30, 2017, both Digimarc and Nielsen continued to assess the market opportunities of the TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the nine months ended September 30, 2017 and 2016.

The Company’s investment in each joint venture was $0 as of September 30, 2017 and December 31, 2016.

12. Income Taxes

The benefit (provision) for income taxes for the nine months ended September 30, 2017 and 2016 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 1% and 0%, respectively. The valuation allowance against net deferred tax assets as of September 30, 2017 was $39,806, an increase of $14,918 from $24,888 as of December 31, 2016.

The Company adopted the provisions of ASU No. 2016-09 effective January 1, 2017. Deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which were offset by $6,219 of valuation allowance. Excess tax benefits of $296 and $1,397 were recognized in the provision for income taxes for the three and nine months ended September 30, 2017, respectively, which were offset by $296 and $1,397 of valuation allowance, respectively.

13. Commitments and Contingencies

Certain of the Company’s product license and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. These indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, the Company does not believe that the resolution of any such matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of September 30, 2017. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

The market for patent licensing has become more challenging in recent years. As a result, we have shifted our focus from direct monetization through enforcement and licensing to facilitating progress toward the realization of our vision to enrich everyday living through pervasive, intuitive computing by:

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three and nine month periods relate to the three and nine months ended September 30, 2017 and all changes discussed with respect to such periods reflect changes compared to the three and nine months ended September 30, 2016.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	Percentages are percent of total revenue		Percentages are percent of total revenue
Revenue:
Service	34%	58%	49%	58%
Subscription	15	25	20	26
License	51	16	31	16
Total revenue	100	100	100	100
Cost of revenue:
Service	15	26	22	26
Subscription	7	11	8	11
License	1	2	2	2
Total cost of revenue	24	39	32	39
Gross profit	76	61	68	61
Operating expenses:
Sales and marketing	47	53	59	53
Research, development and engineering	47	59	57	60
General and administrative	28	37	35	37
Intellectual property	4	7	6	8
Total operating expenses	127	155	156	158
Operating loss	(51)	(94)	(88)	(97)
Other income, net	2	1	2	1
Loss before income taxes	(49)	(93)	(86)	(96)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(49%)	(93%)	(85%)	(96%)

Summary

Total revenue for the three and nine month periods ended September 30, 2017 increased 56% to $8.7 million and 23% to $20.4 million, respectively, compared to the corresponding three and nine month periods ended September 30, 2016, primarily as a result of higher license revenue driven by a $3.5 million license fee from an existing licensee.

Total operating expenses for the three and nine month periods ended September 30, 2017 increased 27% to $11.0 million and 21% to $31.8 million, respectively, compared to the corresponding three and nine month periods ended September 30, 2016, primarily reflecting higher investment in sales, marketing, and engineering as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Revenue:
Service	$2,986	$3,252	$(266)	(8)%	$9,935	$9,650	$285	3%
Subscription	1,306	1,417	(111)	(8)%	4,171	4,374	(203)	(5)%
License	4,385	907	3,478	383%	6,249	2,589	3,660	141%
Total	$8,677	$5,576	$3,101	56%	$20,355	$16,613	$3,742	23%
Revenue (as % of total revenue):
Service	34%	58%			49%	58%
Subscription	15%	25%			20%	26%
License	51%	16%			31%	16%
Total	100%	100%			100%	100%

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

The decrease in service revenue for the three month period ended September 30, 2017, compared to the corresponding three month period ended September 30, 2016, was primarily due to the timing of program work with the Central Banks.

The increase in service revenue for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, was primarily due to more program work with a government agency contractor and with the Central Banks.

Subscription. Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decreases in subscription revenue for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, were primarily due to lower Guardian revenue, partially offset by higher Digimarc Barcode revenue.

License. License revenue originates primarily from licensing our intellectual property, where we receive license fees and/or royalties as our income stream.

The increases in license revenue for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, were primarily due to a $3.5 million license fee from an existing licensee. In exchange for the upfront license fee, we waived any future royalty obligations from this licensee in one of the licensed fields of use. The license fee is due in two equal installments of $1.75 million in October 2017 and January 2018.

Revenue by Geography

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,153	$1,210	$(57)	(5)%	$3,907	$3,494	$413	12%
International	7,524	4,366	3,158	72%	16,448	13,119	3,329	25%
Total	$8,677	$5,576	$3,101	56%	$20,355	$16,613	$3,742	23%
Revenue (as % of total revenue):
Domestic	13%	22%			19%	21%
International	87%	78%			81%	79%
Total	100%	100%			100%	100%

The decrease in domestic revenue for the three month period ended September 30, 2017, compared to the corresponding three month period ended September 30, 2016, was primarily due to lower Guardian revenue from our domestic customers.

The increase in domestic revenue for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, was primarily the result of higher service revenue from a government agency contractor and higher royalty revenue from a domestic licensee.

The increases in international revenue for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, was primarily due to a $3.5 million license fee from an existing international licensee and timing of program work with the Central Banks.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Gross Profit:
Service	$1,654	$1,797	$(143)	(8)%	$5,504	$5,362	$142	3%
Subscription	695	817	(122)	(15)%	2,470	2,518	(48)	(2)%
License	4,256	800	3,456	432%	5,880	2,287	3,593	157%
Total	$6,605	$3,414	$3,191	93%	$13,854	$10,167	$3,687	36%
Gross Profit (as % of related revenue components):
Service	55%	55%			55%	56%
Subscription	53%	58%			59%	58%
License	97%	88%			94%	88%
Total	76%	61%			68%	61%

The increases in total gross profit for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, were primarily due to a $3.5 million license fee from an existing licensee.

The changes in service gross profit as a percentage of service revenue for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, were insignificant.

The decrease in subscription gross profit as a percentage of subscription revenue for the three month period ended September 30, 2017, compared to the corresponding three month period ended September 30, 2016, was due primarily to lower subscription revenue.

The increase in subscription gross profit as a percentage of subscription revenue for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016 was insignificant.

The increases in license gross profit as a percentage of license revenue for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016 were due to a $3.5 million license fee from an existing licensee.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Sales and marketing	$4,075	$2,945	$1,130	38%	$12,064	$8,756	$3,308	38%
Sales and marketing (as % of total revenue)	47%	53%			59%	53%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended September 30, 2017, compared to the corresponding three month period ended September 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $0.8 million; and
•	increased travel expenses of $0.1 million.

The increase in sales and marketing expenses for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $2.2 million;
•	increased marketing and professional fees of $0.3 million related to market development activities;
•	increased travel expenses of $0.3 million; and
•	increased recruiting costs of $0.2 million.

Research, development and engineering

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Research, development and engineering	$4,108	$3,291	$817	25%	$11,503	$9,975	$1,528	15%
Research, development and engineering (as % of total revenue)	47%	59%			57%	60%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation expense, recruiting and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in research, development and engineering expenses for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, was primarily due to increased headcount and compensation-related expenses of $0.7 million and $1.2 million, respectively.

General and administrative

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
General and administrative	$2,442	$2,039	$403	20%	$7,066	$6,185	$881	14%
General and administrative (as % of total revenue)	28%	37%			35%	37%

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

The increase in general and administrative expenses for the three month period ended September 30, 2017, compared to the corresponding three month period ended September 30, 2016, was primarily due to:

•	increased headcount and compensation-related expenses of $0.2 million primarily due to the timing of stock grants;
•	increased professional fees of $0.1 million; and
•	increased legal and accounting expenses of $0.1 million.

The increase in general and administrative expenses for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, was primarily due to:

•	increased professional fees of $0.3 million;
•	increased headcount and compensation-related expenses of $0.3 million primarily due to the timing of stock grants; and
•	increased legal and accounting expenses of $0.2 million.

Intellectual property

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Intellectual property	$387	$394	$(7)	(2)%	$1,124	$1,290	$(166)	(13)%
Intellectual property (as % of total revenue)	4%	7%			6%	8%

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

Intellectual property expenses were relatively flat for the three month period ended September 30, 2017, compared to the corresponding three month period ended September 30, 2016.

The decrease in intellectual property expenses for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, was primarily due to lower write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Cost of revenue	$170	$196	$(26)	(13)%	$521	$553	$(32)	(6)%
Sales and marketing	364	265	99	37%	1,074	715	359	50%
Research, development and engineering	379	346	33	10%	1,041	1,050	(9)	(1)%
General and administrative	784	568	216	38%	1,994	1,613	381	24%
Intellectual property	82	80	2	3%	242	231	11	5%
Total	$1,779	$1,455	$324	22%	$4,872	$4,162	$710	17%

The increases in stock-based compensation expense for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, were primarily due to timing of stock grants and increased headcount.

We anticipate incurring an additional $15,812 in stock-based compensation expense through September 2021 for awards outstanding as of September 30, 2017.

Other income, net

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)	2017	2016	(Decrease)	(Decrease)
Other income, net	$174	$69	105	152%	$408	$157	251	160%
Other income, net (as % of total revenue)	2%	1%			2%	1%

The increases in other income, net for the three and nine month periods ended September 30, 2017, compared to the corresponding three and nine month periods ended September 30, 2016, were primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Income Taxes

The benefit (provision) for income taxes for the nine month periods ended September 30, 2017 and 2016 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the nine month periods ended September 30, 2017 and 2016 was 1% and 0%, respectively, because we have a full valuation allowance recorded against our deferred tax assets. The current year effective tax rate was not affected by our adoption of ASU No. 2016-09, because the excess tax benefit from stock-based compensation for the three and nine months ended September 30, 2017 of $296 and $1,397, respectively, were offset by $296 and $1,397 of valuation allowance, respectively.

The valuation allowance against deferred tax assets as of September 30, 2017 was $39,806, an increase of $14,918 from $24,888 as of December 31, 2016. The adoption of ASU No. 2016-09 resulted in the recognition of deferred tax assets of $6,219 for previously unrecognized excess tax benefits as of December 31, 2016, which was offset by $6,219 of valuation allowance.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2017, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	September 30,	December 31,
	2017	2016
Working capital	$66,306	$58,461
Current ratio (1)	18.5:1	14.1:1
Cash, cash equivalents and short-term marketable securities	$60,887	$56,134
Long-term marketable securities	$—	$4,392
Total cash, cash equivalents and marketable securities	$60,887	$60,526

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $0.4 million increase in cash, cash equivalents and marketable securities resulted primarily from:

•	proceeds from the sale of common stock in a registered direct offering; and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations;
•	purchases of common stock related to the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs.

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

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and nine months ended September 30, 2017 and 2016.

Operating Cash Flow

The components of operating cash flows were:

	Nine	Nine
	Months	Months
	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Net loss	$(17,401)	$(15,916)	$(1,485)	(9)%
Non-cash items	6,671	6,054	617	10%
Changes in operating assets and liabilities	(3,288)	875	(4,163)	(476)%
Net cash used in operating activities	$(14,018)	$(8,987)	$(5,031)	(56)%

Cash flows used in operating activities for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, increased by $5.0 million, primarily as the result of changes in operating assets and liabilities and a higher net loss, partially offset by higher non-cash items. The changes in operating assets and liabilities were primarily due to higher accounts receivable reflecting the $3.5 million license fee recorded during the nine month period ended September 30, 2017. The higher net loss was primarily the result of higher operating expenses reflecting higher investment in sales, marketing, and engineering, partially offset by higher license revenue.  The higher non-cash items were primarily the result of higher stock-based compensation due to the timing of stock grants and increased headcount.

Cash flows from investing activities for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, increased by $19.4 million from $7.8 million used to $11.6 million provided, primarily as a result of higher net maturities of marketable securities.

Cash flows provided by financing activities for the nine month period ended September 30, 2017, compared to the corresponding nine month period ended September 30, 2016, decreased by $21.9 million from $38.3 million to $16.4 million, primarily as a result of lower sales of common stock.

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

•	our ability to improve margins;
•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	anticipated effect of our adoption of accounting pronouncements;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	variability of contracted arrangements;
•	our profitability in future periods;
•	business opportunities that could require that we seek additional financing;
•	the size and growth of our markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations;
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

We believe that the risk factors specified above and the risk factors contained in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. The risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are those risks of which we are aware and that we consider to be material to our business. If any of these risks and uncertainties develops into actual events, our business, financial condition, results of operations, or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2017, there have been no material changes to the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2017:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2017 to July 31, 2017	—	$—	—	$—
Month 2
August 1, 2017 to August 31, 2017	24,773	$28.85	—	$—
Month 3
September 1, 2017 to September 30, 2017	—	$—	—	$—
Total	24,773	$28.85	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1

Employment Agreement, effective as of September 1, 2017, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 6, 2017 (File No. 001-34108))

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

Date: October 27, 2017	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)