Form 10-K
period 2017-12-31
Digimarc CORP
filed 2018-02-22
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2017), was approximately $435 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 16, 2018, 11,859,284 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2018 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the following tables may not sum to 100% due to rounding.

Digimarc, Digimarc Discover and Guardian are registered trademarks of Digimarc Corporation. This Annual Report on Form 10-K may also include trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

Digimarc Corporation, an Oregon corporation founded in 2008, enables governments, banks and businesses around the world to automatically and reliably identify and interact with virtually any media. We have pioneered the Digimarc® Intuitive Computing Platform (ICPTM), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

Our media identification and discovery innovations enable our business partners to create numerous applications across a wide range of media content, including solutions that:

•	Improve the speed of retail checkout;
•	Provide simple and intuitive mobile customer engagement experiences in stores and at home;
•	Provide efficient and reliable identification of consumer packaged goods by retail associates in stores for inventory management and restocking;
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

Our Intuitive Computing Platform has a proprietary foundation in signal processing innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and many physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. We refer to this embedded information as the Digimarc Barcode. This digital information can be detected and read by a wide range of computers, smartphones, tablets and other digital devices enabled with our proprietary reading software. We refer to this reading software as Digimarc Discover.

Our inventions allow our business partners and customers to provide persistent digital identities for virtually any media content that is digitally processed at some point during its lifecycle. Our technology can be applied to images, video, and audio to supply a wide range of consumer engagement, media management and security solutions across multiple consumer and government industry sectors. Over the years our enabling software and business processes, and associated intellectual property portfolio have grown to encompass many related technologies.

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

Digimarc Barcodes can be used to enhance all forms of media and are generally imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable visual space on their media content; nor does it impact the overall layout or aesthetics of their media content. Digimarc Barcodes are generally imperceptible in normal use and do all that visible barcodes do, but perform better. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio, video and packaging. Unique to the Digimarc Discover platform is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode when present.

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

In October 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 of the 1,200 patents and applications held by us at the time the agreement was entered into, as noted below in the section titled “Technology and Intellectual Property.” The number of patents and applications licensed to IV is now approximately 520. Through ongoing development, our portfolio that was not licensed to IV has grown to over 620 patents and applications.

In December 2012, we entered into a renewal and extension through 2024 of the Counterfeit Deterrence System Development and License Agreement with the Central Banks, with a 5-year extension option.

In January 2014, we introduced Digimarc Barcodes for use in consumer product packaging. These Digimarc Barcodes can contain the same information found in traditional universal product codes (“UPC”). The UPC information is invisibly repeated multiple times over the entire package surface making checkout faster and easier for both customers and cashiers. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. Since then, additional scanner vendors and other channel partners have announced support for the Digimarc Barcode platform. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

In January 2016, Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, announced a broad collaboration to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US educates, trains and provides access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US are working to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. In September 2016, Digimarc announced a similar collaboration with GS1 Germany.

In January 2018, we introduced Digimarc Barcode for use in thermal labels for fresh food products. These Digimarc Barcodes contain GS1 Application Identifiers for fresh foods, allowing retailers to dynamically adjust pricing on soon-to-be-expired fresh foods or sell items at a discount, instead of discarding them. Retail thermal labels with Digimarc Barcode scan even when ripped, creased, smudged or damaged, making checkout faster and easier for both customers and cashiers. We have partnered with multiple industry leading retail scale label manufacturers to introduce thermal labels enabled with Digimarc Barcode to the retail industry. Thermal labels enabled with Digimarc Barcode can also provide consumers an engaging mobile experience similar to Digimarc Barcode for consumer product packaging.

Financial Information About Geographic Areas

Financial information about geographic areas is included in Note 3 of our Notes to Consolidated Financial Statements.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from development services, subscriptions for products and services, and licensing of our technology and patents. During 2017, we generated the majority of our revenue from development services under a long-term contract with the Central Banks, subscriptions to our anti-piracy and copyright protection services, and license fees/royalties from licensees.

In 2017, revenue from government contracts accounted for 56% of our total revenue. The Central Banks accounted for substantially all revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option periods. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

Information about customers to be listed under Regulation S-K, Item 101(c)(1)(vii) is included in Note 3 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to commercial entities and government customers and license our technology and patented inventions to other solution providers. Our largest government customer is the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency using personal computers and digital reprographics for the last 19 years. We license primarily to commercial entities who use our technology and patented inventions in the media and entertainment industry. Commercial customers use a range of solutions from our business partners and us to identify, track, manage and protect content as it is distributed and consumed—either digitally or physically—and to enable new consumer applications to access networks and information from personal computers and mobile devices. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on our technology as a cost-effective means to:

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

Digimarc Barcodes are easily embedded into all forms of media and are generally imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable space on their media content; nor does it impact the overall layout or aesthetics of their media content. Our Digimarc Discover platform delivers a range of rich media experiences to smartphones across multiple media including print, audio, video and packaging. Unique to the Digimarc Discover platform is its ability to use various content identification technologies as needed, including our patented technology.

Digimarc Barcodes contain the same information found in traditional UPC codes used on consumer goods packing. The UPC information is invisibly repeated multiple times over the entire package surface making it easier to scan at front of store. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. Since then additional scanner vendors and other channel partners have announced support for the Digimarc Barcode platform. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

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

Our current patent licensees include, among others, AlpVision SA, IV, Kantar SAS, NexGuard Labs B.V., Nielsen, OverDrive, Inc., Signum Technologies, Teletrax B.V., Verance Corporation (“Verance”) and Verimatrix, Inc.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes.

Many of our patents relate to various methods for embedding and decoding digital information in images, video, and audio, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to embed this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The embedded digital information generally survives most normal content transformations, including compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of December 31, 2017. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio have a life of approximately 20 years from the effective filing date, and up to 17 years after the patent has been granted.

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2017 will generate a minimum of $28 million in revenue, compared to $31 million as of December 31, 2016. We expect approximately $16 million of the $28 million to be recognized as revenue during 2018.

Some factors that lead to increased backlog include:

•	contracts with new customers;
•	renewals with current customers;
•	add-on orders with customers; and
•	contracts with longer contractual periods replacing contracts with shorter contractual periods.

Some factors that lead to decreased backlog include:

•	recognition of revenue associated with existing backlog;
•	contracts with shorter contractual periods replacing contracts with longer contractual periods;
•	modifications to existing contracts;
•	contract minimum payments ending; and
•	expiration of contracts with existing customers.

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

Employees

At December 31, 2017, we had 207 full-time employees, including 76 in sales, marketing, operations and customer support; 98 in research, development and engineering, including intellectual property; and 33 in finance, administration, information technology and legal.

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

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. The following risk factors identify risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS

(1) As a purveyor of disruptive technology, if our channel partners and potential customers defer or delay adopting and implementing our technology, or if competitors or other market participants successfully engage in campaigns to discredit our technology, our revenues will be negatively affected. In addition, there are new and expanded components of our revenue engine that will need to be tested and proven.

While the Company’s legacy business remains strong, our primary source of revenue growth—Digimarc Discover® and Digimarc Barcode—are subject to the market forces and adoption curves common to other disruptive technologies. The market is in early stages of development. The revenue model anticipates annual subscriptions will be the primary source of our income. If adoption of Digimarc Discover and Digimarc Barcode takes longer than anticipated, we will continue to experience operating losses.

We expect companies marketing competing technologies to compete vigorously in the marketplace, and to seek to preserve their market share. To the extent these companies succeed in defending their market position, our ability to achieve profitable operations will be impeded.

With respect to anticipated sales growth and prospects for our Digimarc Discover and Digimarc Barcode products and services, our three major avenues for revenue generation include direct sales, web sales, and channel partners. Our growing direct sales force is relatively new, with an average tenure of less than two years with the Company. The redesign of our website to facilitate web-based sales is evolving. Most of our channel partners are new. Thus, the anticipated sources of revenue growth are new and unproven. We are executing strategies intended to make each of these means of revenue generation more effective, but we provide no assurance that we will execute these strategies successfully.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by channel partners to their members and customers, and implementation of our technology in solutions propagated by channel partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting Digimarc Discover and Digimarc Barcode. We have entered into agreements with numerous channel partners to propagate and support Digimarc Discover and Digimarc Barcode, including brand deployment and pre-media service providers Southern Graphics Systems, LLC, Schawk, Inc., Sun Branding Solutions, and Diadeis, and consumer packaging solutions companies WestRock Company and Berry Plastics Group, Inc., all who offer Digimarc Barcode services to national and store brand owners and consumer products suppliers; HP, Inc., who can perform large scale serialization of unique identifiers; Perrigo Company, the world’s largest manufacturer of over-the-counter pharmaceutical products for the store brand market, to improve point-of-sale efficiency for retailers and provide consumers easier access to product information from enabled ‘smart’ labels; and platforms which provide unprecedented consumer engagement via smartphones, such as Shazam Entertainment Limited. Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, announced a broad collaboration to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US educates, trains and provides access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US are working to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. Digimarc has also entered into a similar collaboration with GS1 Germany.

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

Many of our business endeavors, including the Digimarc Barcode, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by such companies, bodies or institutions could result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such developments would make the achievement of our business objectives in this market difficult or impossible.

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
•

we may be unable to develop and maintain new technologies upon which our existing and new products and services are dependent, which may cause our products and services to be less sustainable and competitive or which could make it harder for us to expand our revenue and business; and

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

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 78% of our revenue for the year ended December 31, 2017. Most of our revenue comes from long-term contracts generally having terms of at least three to ten years, with some licenses for the life of the associated patents, which could be up to 20 years from the effective date. The agreements with our licensees generally provide for minimum and/or variable payment obligations. Some contracts we enter into contain termination for convenience provisions. If we were to lose such a contract for any reason, or if revenue from variable payment obligations do not replace revenue under the existing fixed payment obligations, our financial results could be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) We were not profitable in 2015, 2016 or 2017 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2015, 2016 and 2017 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

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

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2017 and concluded there was no impairment. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. In 2014, we recorded a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2017, we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized.

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

•

Object and image recognition—one or several pre-specified or learned objects or object classes that can be recognized, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene, such as Apple’s Core ML, Amazon Rekognition API, Google Cloud Vision and TensorFlow APIs or PTC Vuforia;

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

New developments are expected to continue, and discoveries by others, including current and potential competitors, possibly could render our services and products uncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from those products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have stronger brand recognition and greater technical, financial, marketing and political resources than we do. These attributes could enable these companies to have more success in the market than we have, either by providing better products or better pricing than we can provide. We may be unable to compete successfully against current or future participants in our market or against alternative technologies, and the competitive pressures we face may have a materially adverse effect on our financial position, results of operations or cash flows.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain new personnel in the future. It may not be practical for us to match the compensation some of our employees could be offered by other employers. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance or operating results. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ or decline employment offers. Moreover, our business is based in large part on patented technology, which is a unique and sophisticated signal processing technology. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial position, results of operations or cash flows.

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

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to develop our patent portfolio, but we do not assure you that we will be able to exploit newer patents to the extent that we have exploited our earlier patents.

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

Also, enforcement of patent protection throughout the world is generally established on a country-by-country basis and we may not be able to enforce our patents in foreign jurisdictions.

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

Some of our business involves embedding digital watermarks in traditional and digital media, including consumer product packaging and related marketing materials, secure documents, audio, video and imagery, and licensing our intellectual property. Our revenues result from a combination of development, consulting, subscription and license fees from a variety of media identification and management applications. We have not fully developed our revenue models for some applications related to Digimarc Discover and Discover Barcode. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

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

We may be subject to outages or disruptions of our infrastructure, including information technology system failures and network disruptions. Substantially all of our computer and communications hardware is located at a single facility. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

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

As a thinly-traded microcap company, volatility in the equity securities market may disproportionately cause swings in our stock price, upward and downward, on positive and negative developments. We believe that computerized trading exacerbates fluctuations in our stock price.

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

We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs. See Note 7 of our Notes to Consolidated Financial Statements for further lease related disclosures.

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

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.” The closing price of our common stock on the Nasdaq Global Market was $31.15 on February 16, 2018. The following table lists the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First quarter	$30.60	$24.20	$44.94	$26.23
Second quarter	$41.75	$26.00	$32.03	$25.04
Third quarter	$40.30	$27.35	$40.13	$30.39
Fourth quarter	$39.15	$32.55	$38.58	$26.70

At February 16, 2018, we had 275 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

In August 2016, we sold 1,233,333 shares of our common stock in an underwritten public offering, plus an additional 185,000 shares in full exercise of the underwriters’ option to purchase additional shares of common stock, at the price to the public of $30.00 per share. We received $39,953 of cash proceeds, net of discount of $2,447 and underwriter fees of $150, from the offering, and paid $253 in stock issuance costs for legal and accounting fees.

In June 2017, we sold 500,000 shares of our common stock in a registered direct offering to a certain investor at a price of $35.55 per share. The offering was made without an underwriter or placement agent. We received $17,775 of cash proceeds from the offering, and paid $77 in stock issuance costs.

In November 2017, we sold 331,034 shares of our common stock in a registered direct offering to a certain investor at a price of $36.25 per share. The offering was made without an underwriter or placement agent. We received $12,000 of cash proceeds from the offering, and paid $21 in stock issuance costs.

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2017:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2017 to October 31, 2017	—	$—	—	$—
Month 2
November 1, 2017 to November 30, 2017	24,058	$36.35	—	$—
Month 3
December 1, 2017 to December 31, 2017	2,548	$36.25	—	$—
Total	26,606	$36.34	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of our common stock with the performance of (i) the Nasdaq U.S. Index and (ii) a peer group selected by our Compensation Committee. The comparison assumes $100 was invested in our common stock on December 31, 2012 and in each of the two indices at the closing price on that date, and assumes reinvestment of any dividends. We believe that the companies in the peer group are comparable to us in terms of line-of-business, market capitalization, revenue, and number of employees, and therefore, comprise an appropriate peer group for purposes of comparing stock performance. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Companies included in the Peer Group index of the stock performance graph are as follows:

AMERICAN SOFTWARE, INC. BAZAARVOICE BRIGHTCOVE INC. CARBONITE, INC. GLU MOBILE INC.	IMMERSION CORPORATION THE MEET GROUP, INC. MITEK SYSTEMS, INC. ORBCOMM, INC. PARK CITY GROUP, INC.	PDF SOLUTIONS, INC. TELENAV, INC. VIRNETX HOLDING CORPORATION ZIX CORPORATION
_______________________________

(1) The Compensation Committee reviews our peer group periodically for continued appropriateness. Our peer group changed from our peer group in 2016 due to consolidating acquisitions in the intervening period and changes in our market capitalization. Our peer group in 2017 also included Amber Road Inc. and Guidance Software but they were not included in the stock performance graph above as these two companies were not publicly traded companies during the entire 5-year period.

ITEM 6:	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

The following tables set forth our selected financial information as of and for each of the years in the five-year period ended December 31, 2017, which has been derived from audited financial statements as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

Statement of Operations Data

	Years Ended December 31,
	2017	2016	2015	2014	2013
Revenue	$25,213	$21,793	$22,189	$25,658	$34,964
Gross profit percentage	66%	61%	60%	67%	77%
Operating loss	$(26,565)	$(21,920)	$(17,977)	$(15,223)	$(2,412)
Net loss	$(25,771)	$(21,672)	$(17,934)	$(15,820)	$(507)
Earnings (loss) per common share:
Loss per common share—basic	$(2.44)	$(2.36)	$(2.19)	$(0.22)	$(0.10)
Loss per common share—diluted	$(2.44)	$(2.36)	$(2.19)	$(0.22)	$(0.10)
Weighted average common shares outstanding—basic (in thousands)	10,571	9,188	8,198	7,187	6,866
Weighted average common shares outstanding—diluted (in thousands)	10,571	9,188	8,198	7,187	6,866
Cash dividends declared per common share	$—	$—	$—	$0.22	$0.44

Balance Sheet Data

	As of December 31,
	2017	2016	2015	2014	2013
Cash, cash equivalents and short-term marketable securities	$67,738	$56,134	$36,187	$38,323	$29,662
Long-term marketable securities	$—	$4,392	$2,999	$749	$5,302
Total assets	$88,370	$78,736	$56,364	$57,416	$57,197
Long-term liabilities	$985	$956	$226	$203	$496
Redeemable preferred stock	$50	$50	$50	$50	$50

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the following tables included in this section may not sum to 100% due to rounding.

Overview

Digimarc Corporation enables governments, banks and businesses around the world to automatically and reliably identify and interact with virtually any media. We have pioneered the Digimarc® Intuitive Computing Platform (ICPTM), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products, including Digimarc Discover, Digimarc Barcode and Guardian, and to continue to expand our intellectual property portfolio.

To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of December 31, 2017. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

The relative selling price method allocates the consideration based on our specific assumptions rather than assumptions of a marketplace participant, and allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

Applicable revenue recognition criteria are considered separately for each separate unit of accounting as follows:

•

Service revenue is generally determined based on time and materials. Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue, which includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

•

License revenue is recognized when amounts owed to Digimarc have been earned, are fixed or determinable, and collection is reasonably assured. Our standard payment terms for license arrangements are 30 to 60 days. Extended payment terms on patent license arrangements may not be fixed or determinable when payments are due beyond our standard payment terms and there is substantial risk of future modification to the license terms. In these cases, revenue is recognized as fees become due and payable rather than when the license rights are transferred.

Results of Operations—the Years Ended December 31, 2017 and December 31, 2016

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Revenue:
Service	$12,936	$12,667
Subscription	5,519	5,808
License	6,758	3,318
Total revenue	25,213	21,793
Cost of revenue:
Service	5,792	5,673
Subscription	2,264	2,410
License	502	414
Total cost of revenue	8,558	8,497
Gross profit	16,655	13,296
Operating expenses:
Sales and marketing	16,636	11,888
Research, development and engineering	15,435	13,394
General and administrative	9,680	8,298
Intellectual property	1,469	1,636
Total operating expenses	43,220	35,216
Operating loss	(26,565)	(21,920)
Other income, net	588	258
Loss before income taxes	(25,977)	(21,662)
Benefit (provision) for income taxes	206	(10)
Net loss	$(25,771)	$(21,672)

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
	Percentages are percent of total revenue
Revenue:
Service	51%	58%
Subscription	22	27
License	27	15
Total revenue	100	100
Cost of revenue:
Service	23	26
Subscription	9	11
License	2	2
Total cost of revenue	34	39
Gross profit	66	61
Operating expenses:
Sales and marketing	66	55
Research, development and engineering	61	61
General and administrative	38	38
Intellectual property	6	8
Total operating expenses	171	162
Operating loss	(105)	(101)
Other income, net	2	1
Loss before income taxes	(103)	(99)
Benefit (provision) for income taxes	1	—
Net loss	(102%)	(99%)

Summary

Total revenue increased $3.4 million or 16% to $25.2 million, primarily as the result of higher license revenue driven by a one-time $3.5 million license fee from an existing licensee.

Total operating expenses increased $8.0 million or 23% to $43.2 million, reflecting higher investment in sales, marketing and engineering, primarily additional headcount, as we continue to address important opportunities in market development and delivery for Digimarc Discover and Digimarc Barcode.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenue:
Service	$12,936	$12,667	$269	2%
Subscription	5,519	5,808	(289)	(5)%
License	6,758	3,318	3,440	104%
Total	$25,213	$21,793	$3,420	16%
Revenue (as % of total revenue):
Service	51%	58%
Subscription	22%	27%
License	27%	15%
Total	100%	100%

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

The increase in service revenue was primarily due to higher billable rates under our agreement with the Central Banks.

Subscription. Subscription revenue includes Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decrease in subscription revenue was primarily due to lower Guardian revenue, partially offset by higher Digimarc Barcode revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The increase in license revenue was primarily due to the recognition of a one-time $3.5 million license fee from an existing licensee. In exchange for the upfront license fee, we waived any future royalty obligations from this licensee in one of the licensed fields of use. The license fee was paid in two equal installments of $1.75 million in October 2017 and January 2018.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$5,116	$4,776	$340	7%
International	20,097	17,017	3,080	18%
Total	$25,213	$21,793	$3,420	16%
Revenue (as % of total revenue):
Domestic	20%	22%
International	80%	78%
Total	100%	100%

The increase in domestic revenue was primarily due to Digimarc Barcode revenue from domestic customers and higher license revenue from a domestic licensee, partially offset by lower Guardian revenue from domestic customers.

The increase in international revenue was primarily due to the recognition of a one-time $3.5 million license fee from an existing international licensee and higher service revenue from the Central Banks, partially offset by lower Guardian revenue from international customers.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to development and consulting contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Gross Profit:
Service	$7,144	$6,994	$150	2%
Subscription	3,255	3,398	(143)	(4)%
License	6,256	2,904	3,352	115%
Total	$16,655	$13,296	$3,359	25%
Gross Profit (as % of related revenue components):
Service	55%	55%
Subscription	59%	59%
License	93%	88%
Total	66%	61%

The increase in total gross profit was primarily due to the recognition of a one-time $3.5 million license fee from an existing licensee.

The increase in license gross profit as a percentage of license revenue was due to the recognition of a one-time $3.5 million license fee from an existing licensee.

Operating expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Sales and marketing	$16,636	$11,888	$4,748	40%
Sales and marketing (as % of total revenue)	66%	55%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was due primarily to:

•	increased headcount and compensation-related expenses of $3.2 million;
•	increased travel expenses of $0.4 million due to increased headcount;
•	increased marketing and professional fees of $0.3 million related to market initiatives;
•	increased charges for infrastructure and centralized costs of $0.3 million due to increased costs and headcount; and
•	increased recruiting costs of $0.3 million.

Research, development and engineering

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Research, development and engineering	$15,435	$13,394	$2,041	15%
Research, development and engineering (as % of total revenue)	61%	61%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:
•	investigation of new digital watermarking algorithms to increase robustness and/or computational efficiency;
•	mobile device usage models and imaging sub-systems in camera-phones;
•	industry conference participation and authorship of papers for industry journals;
•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;

•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;
•	research in multi-spectral analyses, machine learning, barcodes, QR codes, fingerprinting, and other content identification technologies;
•	metadata ranking algorithms for matching Internet file content against reference database; and
•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods and thermal labels.
•	Platform Development:
•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;
•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);
•	mobile platform optimization involving usage of multiple sensors simultaneously;
•	embedded systems platform creation and tuning for barcode scanners, thermal label printers, and machine vision environments;
•	tuning big data analytics transformation and metrics aggregation engine;
•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and
•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.
•	Product Development:
•	deliver and enhance Digimarc Barcode for an expanding list of applications including packaging for consumer packaged goods and thermal labels for fresh foods;
•	maintaining the Digimarc Barcode Manager to provide campaign management and routing services for the Digimarc Discover platform;
•	maintaining the web-hosted image enhancement service in support of Digimarc Discover platform;
•	development and optimization of production level image enhancement tools and quality control services;
•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms; and
•	real-time analytics portal to support anti-piracy services for the publishing industry.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses was due primarily to:

•	increased headcount and compensation-related expenses of $1.6 million; and
•	increased charges for infrastructure and centralized costs of $0.2 million due to increased costs and headcount.

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative	$9,680	$8,298	$1,382	17%
General and administrative (as % of total revenue)	38%	38%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources;
•	costs associated with being a public company; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses was due primarily to:

•	increased compensation-related expenses of $0.8 million;
•	increased professional consulting fees of $0.3 million;
•	increased facilities related expenses of $0.3 million; and
•	increased legal and accounting expenses of $0.2 million; partially offset by
•

decreased charges for infrastructure and centralized costs of $0.5 million, which were allocated to sales and marking and research, development and engineering due to increased headcount in those areas.

Intellectual property

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Intellectual property	$1,469	$1,636	$(167)	(10)%
Intellectual property (as % of total revenue)	6%	8%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of attorneys and legal assistants;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;
•	charges to write off previously capitalized patent costs for patent assets we abandon;
•	consulting costs related to marketing our intellectual property portfolio; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

The decrease in intellectual property expenses was due primarily to lower write-offs of abandoned patent costs of $0.2 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of revenue	$663	$709	$(46)	(6)%
Sales and marketing	1,440	975	465	48%
Research, development and engineering	1,359	1,381	(22)	(2)%
General and administrative	2,974	2,182	792	36%
Intellectual property	321	306	15	5%
Total	$6,757	$5,553	$1,204	22%

The increase in stock-based compensation expense was due primarily to increased headcount and the amount and timing of stock awards for existing personnel. We anticipate incurring an additional $13,669 in stock-based compensation expense through December 2021 for unvested restricted stock awards as of December 31, 2017.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Other income, net	$588	$258	330	128%
Other income, net (as % of total revenue)	2%	1%

The increase in other income, net was primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2017, our effective tax rate was 1% reflecting the recognition of alternative minimum tax (“AMT”) credit carryforwards and a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2017 was $32.3 million, an increase of $7.4 million from $24.9 million as of December 31, 2016. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2017, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until its determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2016, our effective tax rate was 0% reflecting a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2016 was $24.9 million, an increase of $9.5 million from $15.4 million as of December 31, 2015.

The United States (“U.S.”) enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act (“the Act”), resulting in significant modifications to existing U.S. tax law.  Accounting for the income tax effects of the Act has been completed and included in our financial statements as of December 31, 2017. As a result of the Act, we recorded a one-time tax provision and corresponding reduction to valuation allowance of $10,529, which consisted primarily of the remeasurement of deferred tax assets and liabilities from a tax rate of 35% to a tax rate of 21%. The future impact of the Act is not expected to have a material effect on our financial results and cash flows in the foreseeable future because we have a full valuation allowance recorded against our deferred tax assets.

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

Total operating expenses increased $4.0 million or 13% to $35.2 million, reflecting higher investment in sales, marketing and engineering, primarily increased headcount, as we continue to address important opportunities in market development and delivery for Digimarc Discover and Digimarc Barcode.

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

The decrease in subscription revenue was primarily due to lower software license revenue, which is recognized over the associated 12-month support period, partially offset by higher Digimarc Barcode revenue.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$4,776	$6,304	$(1,528)	(24)%
International	17,017	15,885	1,132	7%
Total	$21,793	$22,189	$(396)	(2)%
Revenue (as % of total revenue):
Domestic	22%	28%
International	78%	72%
Total	100%	100%

The decrease in domestic revenue was primarily due to lower software license revenue from a domestic customer and the expiration of minimum support services to IV.

The increase in international revenue was primarily due to more program work from the Central Banks and higher license revenue from international licensees.

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

Operating expenses

Sales and marketing

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

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative	$8,298	$7,954	$344	4%
General and administrative (as % of total revenue)	38%	36%

The increase in general and administrative expenses was due primarily to:

•	increased compensation-related expenses of $0.5 million; and
•	increased professional consulting fees of $0.2 million, partially offset by
•	decreased charges for infrastructure and centralized costs of $0.3 million, which were allocated out to sales and marking due to increased headcount in that area.

Intellectual property

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Intellectual property	$1,636	$1,525	$111	7%
Intellectual property (as % of total revenue)	8%	7%

The increase in intellectual property expenses was due primarily to increased compensation-related expenses of $0.1 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of revenue	$709	$740	$(31)	(4)%
Sales and marketing	975	775	200	26%
Research, development and engineering	1,381	1,308	73	6%
General and administrative	2,182	1,978	204	10%
Intellectual property	306	276	30	11%
Total	$5,553	$5,077	$476	9%

The increase in stock-based compensation expense was due primarily to increased headcount.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Other income, net	$258	$109	149	137%
Other income, net (as % of total revenue)	1%	*

*	Less than 1%

The increase in other income, net was primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Provision for income taxes

For the year ended December 31, 2016, our effective tax rate was 0% reflecting a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2016 was $24.9 million, an increase of $9.5 million from $15.4 million as of December 31, 2015.

For the year ended December 31, 2015, our effective tax rate was 0% reflecting a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2015 was $15.4 million, an increase of $8.1 million from $7.3 million as of December 31, 2014.

Liquidity and Capital Resources

	December 31,	December 31,
	2017	2016
Working capital	$71,275	$58,461
Current ratio (1)	15.1:1	14.1:1
Cash, cash equivalents and short-term marketable securities	$67,738	$56,134
Long-term marketable securities	$—	$4,392
Total cash, cash equivalents and marketable securities	$67,738	$60,526

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $7.2 million increase in cash, cash equivalents and marketable securities at December 31, 2017 from December 31, 2016 resulted primarily from:

•	proceeds from the sale of common stock in registered public offerings, and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations,
•	purchases of common stock related to the vesting of restricted stock, and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, federal agency notes, U.S. treasuries and corporate notes. Our investment policy requires the portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2017, 2016 and 2015.

Cash flows from operating activities

The components of operating cash flows were:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Net loss	$(25,771)	$(21,672)	$(4,099)	(19)%
Non-cash items	9,183	8,010	1,173	15%
Changes in operating assets and liabilities	(1,023)	(202)	(821)	(406)%
Net cash used in operating activities	$(17,611)	$(13,864)	$(3,747)	(27)%

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Net loss	$(21,672)	$(17,934)	$(3,738)	(21)%
Non-cash items	8,010	7,503	507	7%
Changes in operating assets and liabilities	(202)	691	(893)	(129)%
Net cash used in operating activities	$(13,864)	$(9,740)	$(4,124)	(42)%

Cash flows used in operating activities in 2017 compared to 2016 increased by $3.7 million, primarily as a result of a higher net loss and changes in operating assets and liabilities, partially offset by higher non-cash items. The higher net loss was primarily due to higher operating expenses, partially offset by higher license revenue. The changes in operating assets and liabilities were primarily due to higher accounts receivable reflecting the second installment of the $3.5 million license fee billed in December 2017 and paid in January 2018. The higher non-cash items were primarily due to higher stock-based compensation expense.

Cash flows used in operating activities in 2016 compared to 2015 increased by $4.1 million, primarily as a result of a higher net loss and changes in operating assets and liabilities, partially offset by higher non-cash items. The higher net loss was primarily due to higher operating expenses. The changes in operating assets and liabilities were primarily due to changes in other current assets, and deferred rent due to the terms of our amended lease agreement. The higher non-cash items were primarily due to higher stock-based compensation expense.

Cash flows from investing activities

Cash flows from investing activities in 2017 compared to 2016 increased by $34.5 million, from $15.5 million used to $19.0 million provided, primarily as a result of higher net maturities of marketable securities.

Cash flows used in investing activities in 2016 compared to 2015 increased by $10.3 million, from $5.2 million to $15.5 million, primarily as a result of higher net purchases of marketable securities from cash received in our underwritten public offering.

Cash flows from financing activities

Cash flows provided by financing activities in 2017 compared to 2016 decreased by $10.0 million, from $37.8 million to $27.8 million, primarily as a result of lower sales of common stock.

Cash flows provided by financing activities in 2016 compared to 2015 increased $25.9 million, from $12.0 million to $37.8 million, primarily as a result of higher cash proceeds from the sale of common stock in our underwritten public offering.

Future cash expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $17.8 million and $12.0 million were allocated for sales of our common stock in connection with our registered direct public offerings in June 2017 and November 2017, respectively. This shelf registration statement has $70.2 million remaining for future issuance and expires in June 2020. We may use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

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

The following table presents our contractual obligations as of December 31, 2017:

	Maturities by Period
	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years
Total operating lease obligations	$5,565	$992	$1,871	$1,632	$1,070

We cannot make a reasonably reliable estimate of the period of potential cash settlement of our unrecognized tax benefits of $0.5 million and, therefore, have not included the unrecognized tax benefits in the table of contractual obligations as of December 31, 2017.

Off-Balance Sheet Arrangements

Other than the contractual obligations noted above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations;
•	anticipated successful advocacy of our technology by our channel partners;

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. At December 31, 2017, we had an investment portfolio of commercial paper, federal agency notes, money market securities, U.S. treasuries, and corporate notes, including those classified as cash equivalents, and short- and long-term marketable securities, totaling $66.7 million. The original maturities of our investment portfolio range from 22 to 520 plus days with an average interest rate of 1.8%. If market interest rates were to decrease immediately and uniformly by 10% from levels as of December 31, 2017, the decline of the fair market value of the fixed income portfolio would not be material.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Digimarc Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. . In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Portland, Oregon

February 22, 2018

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2018 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(ii)	Notes to Consolidated Financial Statements

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

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

Exhibit Number	Exhibit Description
4.1

Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.2

Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.3

Second Amendment of Rights Agreement, effective as of November 5, 2013, made by Digimarc Corporation and acknowledged by Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.4

Form of Certificate of Designation of Series R Preferred Stock (attached as an exhibit to the Rights Agreement), dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108))

4.5

Form of Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 31, 2008, between Digimarc Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2009 (File No. 001-34108)) filed as Exhibit 4.2 hereto)

10.1

License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2

Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(5)

*10.3

Form of Indemnification Agreement between DMRC Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))

*10.5

Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.6

Form of Notice of Stock Option Award and Stock Option Award Agreement under the Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 24, 2008 (File No. 001-34108))

*10.7

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011, February 20, 2014 and March 27, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28, 2015 (File No. 001-34108))

*10.8

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.9

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck, Rodriguez and Arana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 25, 2016 (File No. 001-34108))

10.10

Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.11

Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.12

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.13

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.14

Second Amendment to Lease, dated July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

10.15

Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28,2016 (File No. 001-34108))(4)

10.16

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.17

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.18

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K, filed with the Commission on April 28, 2016 (File No. 001-34108))(4)

10.18

Purchase Agreement between Digimarc Corporation and a Purchaser, dated June 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 26, 2017 (File No. 001-34108))

10.19

Employment Agreement, effective as of September 1, 2017, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 6, 2017 (File No. 001-34108))

10.20

Purchase Agreement between Digimarc Corporation and a Purchaser, dated November 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 13, 2017 (File No. 001-34108))

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

(5)Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission on September 3, 2013, under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIMARC CORPORATION

Date: February 22, 2018	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS	Chief Executive Officer and Chairman of the Board of Directors	February 22, 2018
Bruce Davis	(Principal Executive Officer)

/S/ CHARLES BECK	Chief Financial Officer and Treasurer	February 22, 2018
Charles Beck	(Principal Financial and Accounting Officer)

/S/ GARY DESTEFANO	Director	February 22, 2018
Gary DeStefano

/S/ RICHARD L. KING	Director	February 22, 2018
Richard L. King

/S/ JAMES T. RICHARDSON	Director	February 22, 2018
James T. Richardson

/S/ ANDREW WALTER	Director	February 22, 2018
Andrew Walter

/S/ BERNARD WHITNEY	Director	February 22, 2018
Bernard Whitney

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010.

/s/ KPMG LLP

Portland, Oregon

February 22, 2018

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$40,823	$11,638
Marketable securities	26,915	44,496
Trade accounts receivable, net	6,404	5,078
Other current assets	2,171	1,695
Total current assets	76,313	62,907
Marketable securities	—	4,392
Property and equipment, net	4,236	3,570
Intangibles, net	6,381	6,422
Goodwill	1,114	1,114
Other assets	326	331
Total assets	$88,370	$78,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,914	$1,523
Deferred revenue	3,124	2,923
Total current liabilities	5,038	4,446
Deferred rent and other long-term liabilities	985	956
Total liabilities	6,023	5,402
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2017 and 2016)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,651 and 10,523 shares issued and outstanding at December 31, 2017 and 2016, respectively)	12	11
Additional paid-in capital	155,793	120,985
Accumulated deficit	(73,508)	(47,712)
Total shareholders’ equity	82,347	73,334
Total liabilities and shareholders’ equity	$88,370	$78,736

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Revenue:
Service	$12,936	$12,667	$12,517
Subscription	5,519	5,808	6,377
License	6,758	3,318	3,295
Total revenue	25,213	21,793	22,189
Cost of revenue:
Service	5,792	5,673	5,488
Subscription	2,264	2,410	3,113
License	502	414	346
Total cost of revenue	8,558	8,497	8,947
Gross profit	16,655	13,296	13,242
Operating expenses:
Sales and marketing	16,636	11,888	9,275
Research, development and engineering	15,435	13,394	12,465
General and administrative	9,680	8,298	7,954
Intellectual property	1,469	1,636	1,525
Total operating expenses	43,220	35,216	31,219
Operating loss	(26,565)	(21,920)	(17,977)
Other income, net	588	258	109
Loss before income taxes	(25,977)	(21,662)	(17,868)
Benefit (provision) for income taxes	206	(10)	(66)
Net loss	$(25,771)	$(21,672)	$(17,934)
Earnings (loss) per common share:
Loss per common share—basic	$(2.44)	$(2.36)	$(2.19)
Loss per common share—diluted	$(2.44)	$(2.36)	$(2.19)
Weighted average common shares outstanding—basic	10,571	9,188	8,198
Weighted average common shares outstanding—diluted	10,571	9,188	8,198

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2014	10	50	8,427	8	60,222	(8,106)	52,174
Issuance of common stock, net of issuance costs	—	—	342	1	12,895	—	12,896
Exercise of stock options	—	—	111	—	1,514	—	1,514
Issuance of restricted common stock	—	—	150	—	—	—	—
Forfeiture of restricted common stock	—	—	(31)	—	—	—	—
Purchase and retirement of common stock	—	—	(80)	—	(2,443)	—	(2,443)
Stock-based compensation	—	—	—	—	5,251	—	5,251
Net loss	—	—	—	—	—	(17,934)	(17,934)
BALANCE AT DECEMBER 31, 2015	10	$50	8,919	$9	$77,439	$(26,040)	$51,458
Issuance of common stock, net of issuance costs	—	—	1,418	2	39,698	—	39,700
Exercise of stock options	—	—	69	—	668	—	668
Issuance of restricted common stock	—	—	212	—	—	—	—
Forfeiture of restricted common stock	—	—	(12)	—	—	—	—
Purchase and retirement of common stock	—	—	(83)	—	(2,537)	—	(2,537)
Stock-based compensation	—	—	—	—	5,717	—	5,717
Net loss	—	—	—	—	—	(21,672)	(21,672)
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Issuance of common stock, net of issuance costs	—	—	831	1	29,676	—	29,677
Exercise of stock options	—	—	106	—	1,183	—	1,183
Issuance of restricted common stock	—	—	317	—	—	—	—
Forfeiture of restricted common stock	—	—	(26)	—	—	—	—
Purchase and retirement of common stock	—	—	(100)	—	(3,030)	—	(3,030)
Stock-based compensation	—	—	—	—	6,979	(25)	6,954
Net loss	—	—	—	—	—	(25,771)	(25,771)
BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(25,771)	$(21,672)	$(17,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,430	1,336	1,237
Amortization and write-off of intangibles	996	1,121	1,196
Changes in allowance for doubtful accounts	—	—	(7)
Stock-based compensation	6,757	5,553	5,077
Changes in operating assets and liabilities:
Trade accounts receivable	(1,326)	(462)	(64)
Other current assets	(476)	(208)	1,124
Other assets	5	7	40
Accounts payable and other accrued liabilities	585	637	125
Deferred revenue	189	(176)	(534)
Net cash used in operating activities	(17,611)	(13,864)	(9,740)
Cash flows from investing activities:
Purchase of property and equipment	(2,188)	(1,837)	(1,218)
Capitalized patent costs	(819)	(790)	(895)
Maturity of marketable securities	60,360	41,052	42,264
Purchase of marketable securities	(38,387)	(53,914)	(45,340)
Net cash provided by (used in) investing activities	18,966	(15,489)	(5,189)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	29,677	39,700	12,896
Exercise of stock options	1,183	668	1,514
Purchase of common stock	(3,030)	(2,537)	(2,443)
Net cash provided by financing activities	27,830	37,831	11,967
Net increase (decrease) in cash and cash equivalents	29,185	8,478	(2,962)
Cash and cash equivalents at beginning of period	11,638	3,160	6,122
Cash and cash equivalents at end of period	$40,823	$11,638	$3,160
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(37)	$(38)	$1,233
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$(153)	$35	$73
Stock-based compensation capitalized to software and patent costs	$197	$164	$174

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments, banks and businesses around the world to automatically and reliably identify and interact with virtually any media. The Company has pioneered the Digimarc® Intuitive Computing Platform (ICPTM), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company’s accounting policies for revenue recognition require higher degrees of judgment than others in their application. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market securities totaling $39,761 and $10,881 at December 31, 2017 and 2016, respectively. Cash equivalents are carried at cost or amortized cost, which approximates market.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short- and long-term marketable securities primarily include commercial paper, federal agency notes, U.S. treasuries and corporate notes. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2017 and 2016, respectively, was as follows:

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$2,197	$—	$—	$2,197
Commercial paper	—	49,834	—	49,834
Federal agency notes	—	10,715	—	10,715
U.S. treasuries	—	1,996	—	1,996
Corporate notes	—	1,934	—	1,934
Total	$2,197	$64,479	$—	$66,676

December 31, 2016	Level 1	Level 2	Level 3	Total
Money market securities	$1,218	$—	$—	$1,218
Federal agency notes	—	16,810	—	16,810
Commercial paper	—	16,757	—	16,757
Corporate notes	—	15,753	—	15,753
Pre-refunded municipal bonds (1)	—	6,716	—	6,716
U.S. treasuries	—	2,515	—	2,515
Total	$1,218	$58,551	$—	$59,769

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(1)	Pre-refunded municipal bonds are collateralized by U.S. treasuries.

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2017 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$66,676	$66,676	$—	$—	$—

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

The Company tests goodwill for impairment annually in June and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. In connection with the Company’s annual impairment test of goodwill as of June 30, 2017 and 2016, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit exceeded the carrying value.

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

For stock option awards, the Company uses the Black-Scholes option pricing model as its method of valuation. The Company’s determination of the fair value on the date of grant (measurement date) is affected by its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, the risk-free interest rate and the expected dividend yield. Although the fair value of stock-based awards is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one-year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company will use the cumulative effect transition method. Based on procedures performed to date, the adoption of this standard on service, subscription and license revenue is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows. We expect the adoption of this standard will require an immaterial adjustment to opening retained earnings on January 1, 2018. In addition, the Company is implementing additional internal controls as a result of the adoption of this standard.

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
•

Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription.

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

•

Subscription revenue, which includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally paid in advance and recognized over the term of the subscription, which is generally one to three years.

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

Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which revenue has not yet been earned.

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel and channel partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Domestic	$5,116	$4,776	$6,304
International (1)	20,097	17,017	15,885
Total	$25,213	$21,793	$22,189

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers per Regulation S-K, Item 101(c)(1)(vii) are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Central Banks	55%	62%	57%

In addition to the above, the Company had another customer who accounted for 10% or more of the Company’s revenue during 2017. The customer is an existing licensee.  The increase in revenue associated with this customer was primarily due to a one-time $3,500 license fee recognized in the third quarter of 2017. In exchange for the upfront license fee, the Company waived any future royalty obligations from this licensee in one of the licensed fields of use.

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

Determining Fair Value

Stock Options

Valuation and Amortization Method. The Company estimates the fair value of stock options on the date of grant (measurement date) using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules of the awards. Stock options granted generally vest over three years and have contractual terms of ten years.

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

Stock options valuation assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Expected life (years)	4.50	—	—
Expected volatility	57.24%	—	—
Risk-free interest rate	1.77%	—	—
Expected dividend yield	0%	—	—

There were no stock options granted during the years ended December 31, 2016 and 2015.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Stock-based Compensation

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Stock-based compensation:
Cost of revenue	$663	$709	$740
Sales and marketing	1,440	975	775
Research, development and engineering	1,359	1,381	1,308
General and administrative	2,974	2,182	1,978
Intellectual property	321	306	276
Stock-based compensation expense	6,757	5,553	5,077
Capitalized to software and patent costs	197	164	174
Total stock-based compensation	$6,954	$5,717	$5,251

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Total unrecognized compensation costs	$13,669	$9,728	$9,549

Total unrecognized compensation costs will be adjusted for any future forfeitures.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2017 for stock options and restricted stock over weighted average periods through December 2021 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.50 years	1.44 years

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

The following table reconciles earnings (loss) per common share for the years ended December 31, 2017, 2016 and 2015:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(25,771)	$(21,672)	$(17,934)
Distributed earnings to common shares	—	—	—
Distributed earnings to participating securities	—	—	—
Total distributed earnings	—	—	—
Undistributed loss allocable to common shares	(25,771)	(21,672)	(17,934)
Undistributed earnings allocable to participating securities	—	—	—
Total undistributed loss	(25,771)	(21,672)	(17,934)
Loss to common shares—basic	$(25,771)	$(21,672)	$(17,934)
Denominator
Weighted average common shares outstanding— basic	10,571	9,188	8,198
Basic earnings (loss) per common share	$(2.44)	$(2.36)	$(2.19)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares—basic	$(25,771)	$(21,672)	$(17,934)
Undistributed earnings allocated to participating securities	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—
Loss to common shares—diluted	$(25,771)	$(21,672)	$(17,934)
Denominator
Weighted average common shares outstanding— basic	10,571	9,188	8,198
Dilutive effect of stock options	—	—	—
Weighted average common shares outstanding— dilutive	10,571	9,188	8,198
Diluted earnings (loss) per common share	$(2.44)	$(2.36)	$(2.19)

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 because the exercise prices of the stock options were higher than the average market price of the underlying common stock for the period.

There were 102, 187 and 230 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015, respectively, because the Company incurred a net loss for the period.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31,	December 31,
	2017	2016
Trade accounts receivable	$6,419	$5,093
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$6,404	$5,078
Unpaid deferred revenue included in trade accounts receivable	$2,217	$2,245

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

Major customers

Customers who accounted for 10% or more of trade accounts receivable, net are as follows:

	December 31,	December 31,
	2017	2016
Central Banks	47%	57%

In addition to the above, the Company had another customer who accounted for 10% or more of the Company’s accounts receivable at December 31, 2017. The customer is an existing licensee.  In the third quarter of 2017, the Company recognized revenue of $3,500 for an upfront license fee. The license fee was paid in two equal installments of $1,750 in October 2017 and January 2018.  As of December 31, 2017, $1,750 remained in accounts receivable.

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

	December 31,	December 31,
	2017	2016
Office furniture and fixtures	$1,551	$1,168
Software	3,068	2,146
Equipment	4,390	4,071
Leasehold improvements	1,720	1,617
Gross property and equipment	10,729	9,002
Less accumulated depreciation and amortization	(6,493)	(5,432)
Property and equipment, net	$4,236	$3,570

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year ending December 31:	Leases
2018	$992
2019	1,023
2020	848
2021	804
2022	828
Thereafter	1,070
Total minimum lease payments	$5,565

Rent expense on the operating leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Rent expense	$1,312	$1,022	$1,045

(8) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2017	2016
Capitalized patent costs	17-20	$7,978	$7,281
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		11,248	10,551
Accumulated amortization		(4,867)	(4,129)
Intangibles, net		$6,381	$6,422

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Amortization expense	$741	$693	$722

For intangible assets recorded at December 31, 2017, the estimated future aggregate amortization expense for the years ending December 31, 2018 through 2022 is approximately as follows:

Amortization
Year ending December 31:	Expense
2018	$450
2019	436
2020	378
2021	314
2022	300

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

The Board of Directors authorized 10 shares of Series A Redeemable Nonvoting Preferred stock (“Series A Preferred”) that were issued to certain executive officers at the time of formation. The Series A Preferred has no voting rights, except as required by law, and may be redeemed at the option of the Company’s Board of Directors at any time.

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

In November 2017, the Company sold 331 shares of its common stock in a registered direct offering to a certain investor at a price of $36.25 per share. The offering was made without an underwriter or placement agent. The Company received $12,000 of cash proceeds from the offering, and paid $21 in stock issuance costs.

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

As of December 31, 2017, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 933 shares were authorized for future grants under the plans.

Stock Options

The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Options granted, exercised and forfeited under the stock incentive plan are summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2014	601	$16.97	$8.42
Granted	—	—	—
Exercised	(111)	$13.61	$7.25
Forfeited or expired	—	—	—
Options outstanding, December 31, 2015	490	$17.73	$8.69
Granted	—	—	—
Exercised	(69)	$9.64	$6.75
Forfeited or expired	—	—	—
Options outstanding, December 31, 2016	421	$19.06	$9.01
Granted	200	$30.50	$14.58
Exercised	(106)	$11.17	$6.75
Forfeited or expired	—	—	—
Options outstanding, December 31, 2017	515	$25.13	$11.64	$5,670
Options exercisable, December 31, 2017	331	$22.16		$4,634
Options unvested, December 31, 2017	184	$30.50		$1,036

The aggregate intrinsic value is based on the closing price of $36.15 per share of Digimarc common stock on December 31, 2017, which would have been received by the optionees had all of the options with exercise prices less than $36.15 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$9.64 - $9.91	64	0.97	$9.71	64	0.97	$9.71
$14.99 - $18.01	76	2.11	$15.89	76	2.11	$15.89
$27.61 - $30.50	375	6.79	$29.63	191	4.03	$28.80
$9.64 - $30.50	515	5.37	$25.13	331	3.00	$22.16

Restricted Stock

The Compensation Committee of the Board of Directors has awarded shares of restricted stock under the Company’s 2008 Plan to employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2014	502	$23.09
Granted	150	$28.96
Vested	(213)	$24.78
Forfeited	(31)	$23.96
Unvested balance, December 31, 2015	408	$24.30
Granted	212	$29.42
Vested	(223)	$25.50
Forfeited	(12)	$29.15
Unvested balance, December 31, 2016	385	$26.28
Granted	317	$27.56
Vested	(250)	$24.05
Forfeited	(26)	$27.79
Unvested balance, December 31, 2017	426	$28.44

The following table indicates the fair value of all restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Fair value of restricted stock awards vested	$7,683	$6,688	$6,350

(10) Defined Contribution Plan

The Company sponsors an employee retirement savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan combines both an employee savings plan and company matching plan into one plan under Section 401(k), including a 401(k) Roth option. Employees become eligible to participate in the Plan at the beginning of the month following the employee’s hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the limitations of the Internal Revenue Service Code. Company matching contributions are mandatory under the Plan.

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Matching contributions	$938	$775	$523

(11) Joint Venture and Related Party Transactions

In June 2009, the Company entered into two joint venture agreements with The Nielsen Company (“Nielsen”) to launch two new companies: TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest). The two joint venture agreements and a revised patent license agreement expanded and replaced the previous license and services agreement between the Company and Nielsen that had been in operation since late 2007. Under the joint venture agreements, the Company and Nielsen agreed to work together to develop new products and services, including the expansion and deployment of those products and services that were in development under the prior agreement.

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

In March 2012, Digimarc and Nielsen reduced the investments in their two joint ventures to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television.

In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to develop solutions for programmers and advertisers to engage with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. Neither Digimarc nor Nielsen has contributed any capital to the joint venture since reactivation.

As of December 31, 2017, both Digimarc and Nielsen continued to assess the market opportunities of the TVaura LLC joint venture.

The Company’s investment in each joint venture was $0 as of December 31, 2017 and 2016.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member of each joint venture has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

Summarized financial information for TVaura LLC has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint venture were suspended during the last three fiscal years. The joint venture had no revenue or expenses for the years ended December 31, 2017, 2016 and 2015, and there were no assets or liabilities as of December 31, 2017 and 2016.

Summarized financial data for TVaura Mobile LLC:

	December 31,	December 31,
	2017	2016
Current assets	$35	$40
Noncurrent assets	$—	$—
Current liabilities	$12	$11
Noncurrent liabilities	$—	$—

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Gross profit	$—	$—	$—
Operating expenses	$5	$5	$5
Net loss from continuing operations	$(5)	$(5)	$(5)
The Company's pro-rata share—net loss	$—	$—	$—
The Company's loss on investment	$—	$—	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(12) Income Taxes

The provision (benefit) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 1%, 0% and 0%, respectively. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

The United States (“U.S.”) enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law.  Accounting for the income tax effects of the Act has been completed and included in the Company’s financial statements as of December 31, 2017. As a result of the Act, the Company has recorded a one-time tax provision and corresponding reduction to valuation allowance of $10,529, which consisted primarily of the remeasurement of deferred tax assets and liabilities from a tax rate of 35% to a tax rate of 21%. The future impact of the Act is not expected to have a material effect on the Company’s financial results and cash flows in the foreseeable future because the Company has a full valuation allowance recorded against its deferred tax assets.

Components of tax provision (benefit) allocated to continuing operations include the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Current:
Federal	$8	$—	$(2)
State	30	(11)	49
Foreign	9	21	19
Sub-total	$47	$10	$66
Deferred:
Federal	$(253)	$—	$—
State	—	—	—
Foreign	—	—	—
Sub-total	$(253)	$—	$—
Total tax provision (benefit)	$(206)	$10	$66

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2017	%	2016	%	2015	%
Income taxes computed at statutory rates	$(8,834)	34%	$(7,369)	34%	$(6,081)	34%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	(1,576)	6%	(1,219)	6%	(1,298)	7%
Impact of federal graduated rates	—	—	—	—	(4)	0%
Federal and state research and experimentation credits	(1,081)	4%	(1,112)	5%	(917)	5%
Change in valuation allowance	1,216	(5)%	9,468	(44)%	8,132	(45)%
Impact of expired tax positions	7	0%	(41)	0%	—	—
Impact of recent U.S. tax reform	10,529	(40)%	—	—	—	—
Other	(467)	2%	283	(1)%	234	(1)%
Total	$(206)	1%	$10	0%	$66	0%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Deferred tax assets:
Stock based compensation	$926	$1,524
Federal and state net operating losses	26,064	21,089
Goodwill	423	715
Accrued compensation	11	19
Deferred rent	281	344
Federal and state research and experimentation credit	6,055	3,434
AMT credit	—	92
Intangible asset differences	222	253
Other	75	39
Total gross deferred tax assets	34,057	27,509
Less valuation allowance	(32,325)	(24,888)
Net deferred tax assets	$1,732	$2,621
Deferred tax liabilities:
Patent expenditures	$(1,427)	$(2,012)
Fixed asset differences	(305)	(609)
Total gross deferred tax liabilities	$(1,732)	$(2,621)

Total net deferred tax assets	$—	$—

The Company had a valuation allowance of $32,325 and $24,888 on deferred tax assets as of December 31, 2017 and 2016, respectively, an increase of $7,437 during the year ended December 31, 2017.

As of December 31, 2017, the Company has federal and state net operating loss carry-forwards of $91,051 and $112,876, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of IRC Sec. 382.

As of December 31, 2017, the Company has federal and state research and experimental tax credits of $5,103 and $1,899, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction.

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0, $0 and $4, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Beginning balance	$486	$425	$306
Addition for current year tax positions	101	100	74
Addition for prior year tax positions	16	2	45
Reduction for prior year positions	(52)	—	—
Reduction for prior year positions resolved during the current year	(2)	(41)	—
Ending balance	$549	$486	$425

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) on the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2012 through 2016 and applicable state jurisdictions for the tax years 2012 through 2016. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(14) Quarterly Financial Information—Unaudited

	Quarter Ending
	March 31	June 30	September 30	December 31
2017
Service revenue	$3,696	$3,253	$2,986	$3,001
Subscription revenue	1,445	1,420	1,306	1,348
License revenue (1)	950	914	4,385	509
Total revenue	6,091	5,587	8,677	4,858
Total cost revenue	2,309	2,120	2,072	2,057
Gross profit	3,782	3,467	6,605	2,801
Gross profit percent, service revenue	56%	55%	55%	55%
Gross profit percent, subscription revenue	62%	62%	53%	58%
Gross profit percent, license revenue	88%	87%	97%	74%
Gross profit percent, total	62%	62%	76%	58%
Sales and marketing	$3,992	$3,997	$4,075	$4,572
Research, development and engineering	3,459	3,936	4,108	3,932
General and administrative	2,385	2,239	2,442	2,614
Intellectual property	392	345	387	345
Operating loss	(6,446)	(7,050)	(4,407)	(8,662)
Net loss	(6,218)	(6,943)	(4,240)	(8,370)
Earnings (loss) per common share:
Loss per common share—basic	$(0.61)	$(0.68)	$(0.39)	$(0.76)
Loss per common share—diluted	$(0.61)	$(0.68)	$(0.39)	$(0.76)
Weighted average common shares outstanding— basic	10,161	10,266	10,797	11,046
Weighted average common shares outstanding— diluted	10,161	10,266	10,797	11,046

(1) In the third quarter of 2017, the Company recognized a one-time $3,500 upfront license fee from an existing licensee. In exchange for the upfront license fee, the Company waived any future royalty obligations from this licensee in one of the licensed fields of use.

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