Form 10-Q
period 2018-03-31
Digimarc CORP
filed 2018-04-26
CIK 1438231

‘The co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, there were 11,847,280 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,449	$40,823
Marketable securities	15,219	26,915
Trade accounts receivable, net	3,790	6,404
Other current assets	1,888	2,171
Total current assets	69,346	76,313
Property and equipment, net	4,103	4,236
Intangibles, net	6,478	6,381
Goodwill	1,114	1,114
Other assets	324	326
Total assets	$81,365	$88,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,464	$1,914
Deferred revenue	2,839	3,124
Total current liabilities	4,303	5,038
Deferred rent and other long-term liabilities	941	985
Total liabilities	5,244	6,023
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2018 and December 31, 2017)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,847 and 11,651 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	12	12
Additional paid-in capital	157,540	155,793
Accumulated deficit	(81,481)	(73,508)
Total shareholders’ equity	76,121	82,347
Total liabilities and shareholders’ equity	$81,365	$88,370

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Revenue:
Service	$3,507	$3,696
Subscription	1,578	1,445
License	528	950
Total revenue	5,613	6,091
Cost of revenue:
Service	1,563	1,635
Subscription	482	556
License	140	118
Total cost of revenue	2,185	2,309
Gross profit	3,428	3,782
Operating expenses:
Sales and marketing	4,887	3,992
Research, development and engineering	3,947	3,459
General and administrative	2,632	2,385
Intellectual property	315	392
Total operating expenses	11,781	10,228
Operating loss	(8,353)	(6,446)
Other income, net	252	118
Loss before income taxes	(8,101)	(6,328)
Benefit (provision) for income taxes	(11)	110
Net loss	$(8,112)	$(6,218)
Earnings (loss) per common share:
Loss per common share — basic	$(0.72)	$(0.61)
Loss per common share — diluted	$(0.72)	$(0.61)
Weighted average common shares outstanding — basic	11,266	10,161
Weighted average common shares outstanding — diluted	11,266	10,161

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Exercise of stock options	—	—	19	—	177	—	177
Issuance of restricted common stock	—	—	178	—	—	—	—
Forfeiture of restricted common stock	—	—	(2)	—	—	—	—
Purchase and retirement of common stock	—	—	(23)	—	(583)	—	(583)
Stock-based compensation	—	—	—	—	1,573	(25)	1,548
Net loss	—	—	—	—	—	(6,218)	(6,218)
BALANCE AT MARCH 31, 2017	10	$50	10,695	$11	$122,152	$(53,955)	$68,258

BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	46	—	560	—	560
Issuance of restricted common stock	—	—	178	—	—	—	—
Forfeiture of restricted common stock	—	—	(10)	—	—	—	—
Purchase and retirement of common stock	—	—	(18)	—	(528)	—	(528)
Stock-based compensation	—	—	—	—	1,715	—	1,715
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(8,112)	(8,112)
BALANCE AT MARCH 31, 2018	10	$50	11,847	$12	$157,540	$(81,481)	$76,121

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,112)	$(6,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	380	299
Amortization and write-off of intangibles	146	257
Stock-based compensation	1,671	1,503
Changes in operating assets and liabilities:
Trade accounts receivable	2,614	1,274
Other current assets	304	70
Other assets	44	55
Accounts payable and other accrued liabilities	(420)	128
Deferred revenue	(219)	(498)
Net cash used in operating activities	(3,592)	(3,130)
Cash flows from investing activities:
Purchase of property and equipment	(302)	(605)
Capitalized patent costs	(208)	(200)
Maturity of marketable securities	18,657	16,399
Purchase of marketable securities	(6,961)	(10,561)
Net cash provided by investing activities	11,186	5,033
Cash flows from financing activities:
Exercise of stock options	560	177
Purchase of common stock	(528)	(583)
Net cash provided by (used in) financing activities	32	(406)
Net increase in cash and cash equivalents	7,626	1,497
Cash and cash equivalents at beginning of period	40,823	11,638
Cash and cash equivalents at end of period	$48,449	$13,135
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$113	$(13)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$(64)	$(120)
Stock-based compensation capitalized to software and patent costs	$44	$45

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

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in "Note 1: Description of Business and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” are discussed in Note 3 below.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 22, 2018. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Contingencies

The Company evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on the Company’s operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of ASC 450, “Contingencies.” If information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one-year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company elected to use the cumulative effect transition method. The Company adopted the new standard on January 1, 2018. Upon adoption, the Company recorded a $139 increase to opening retained earnings to reflect the impact of adopting the new standard using the cumulative effect transition method. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU No. 2016-15 adds or clarifies guidance on specific cash flow issues to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this update are to be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of this standard did not to have a material impact on the Company’s cash flows and disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Although the Company is currently assessing the potential future impact of adopting this standard, the Company expects the primary impact will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company’s minimum commitments under non-cancelable operating leases are disclosed in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017, respectively, was as follows:

March 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$1,082	$—	$—	$1,082
Commercial paper	—	50,997	—	50,997
Federal agency notes	—	5,006	—	5,006
Corporate notes	—	3,744	—	3,744
U.S. treasuries	—	2,000	—	2,000
Total	$1,082	$61,747	$—	$62,829

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$2,197	$—	$—	$2,197
Commercial paper	—	49,834	—	49,834
Federal agency notes	—	10,715	—	10,715
U.S. treasuries	—	1,996	—	1,996
Corporate notes	—	1,934	—	1,934
Total	$2,197	$64,479	$—	$66,676

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2018 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$62,829	$62,829	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $47,610 and $39,761 at March 31, 2018 and December 31, 2017, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

3. Revenue Recognition

The Company adopted ASC 606 “Revenue from Contracts with Customers” using the cumulative effect method with a date of initial application of January 1, 2018.  Therefore, the comparative period information has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition” and ASC 985 “Software.”

ASC 606

Effective January 1, 2018, revenue is recognized in accordance with ASC 606 by applying the following steps:

Step 1:  Identify the contract(s) with a customer.

Step 2:  Identify the performance obligations in the contract.

Step 3:  Determine the transaction price.

Step 4:  Allocate the transaction price to the performance obligations in the contract.

Step 5:  Recognize when (or as) the entity satisfies a performance obligation.

The Company derives its revenue primarily from professional services, subscriptions and licensing of its intellectual property.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.  Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription, which is generally one to three years.

•

License revenue originates primarily from licensing the Company’s intellectual property where the Company receives license fees and/or royalties as its income stream. License fees are recognized when the customer has the right to the intellectual property and the license period has begun and royalties are recognized in the quarter in which the royalty was earned.

Some customer arrangements contain multiple performance obligations such as professional services, software licenses, and maintenance and support fees.  The Company accounts for individual products and services separately if they are distinct.  The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer.

ASC 605 and ASC 985

For the comparative periods, revenue was recognized under ASC 605 and ASC 985 when the following four criteria were met:

(i)	persuasive evidence of an arrangement exists,
(ii)	delivery has occurred,
(iii)	the fee is fixed or determinable, and
(iv)	collection is reasonably assured or probable.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

Three
Months
Ended
March 31,
2018
Service	$3,507
Subscription
Guardian	989
Digimarc Discover and Digimarc Barcode	589
License	528
Total	$5,613

The Company has contract assets from contracts with customers that are classified as “trade accounts receivables.”  Financial information about trade accounts receivable is included in Note 7.

The Company has contract liabilities from contracts with customers which are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	March 31,	December 31,
	2018	2017
Deferred revenue, current	$2,839	$3,124
Deferred revenue, long term	32	42
Total	$2,871	$3,166

In addition to deferred revenue, the Company has backlog of $23,905 representing the transaction price from contractual obligations that are unsatisfied or partially unsatisfied as of March 31, 2018.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the United States (“U.S.”) and in non-U.S. countries through its sales and licensing personnel and channel partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Domestic	$1,451	$1,501
International (1)	4,162	4,590
Total	$5,613	$6,091

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers per Regulation S-K, Item 101(c)(1)(vii) are as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Central Banks	67%	62%

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

There were no stock options granted during the three months ended March 31, 2018 and 2017.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-based Compensation

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Stock-based compensation:
Cost of revenue	$155	$176
Sales and marketing	345	368
Research, development and engineering	298	308
General and administrative	801	573
Intellectual property	72	78
Stock-based compensation expense	1,671	1,503
Capitalized to software and patent costs	44	45
Total stock-based compensation	$1,715	$1,548

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	March 31,	December 31,
	2018	2017
Total unrecognized compensation costs	$17,072	$13,669

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2018 for stock options and restricted stock over weighted average periods through March 2022 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.37 years	1.58 years

As of March 31, 2018, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 783 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended March 31, 2018:	Options	Price	Fair Value	Value
Outstanding at December 31, 2017	515	$25.13	$11.64
Granted	—	—
Exercised	(46)	12.30	6.84
Forfeited or expired	—	—	—
Outstanding at March 31, 2018	469	$26.38	$12.10	$992
Exercisable at March 31, 2018	302	$24.10		$992
Unvested at March 31, 2018	167	$30.50		$—

The aggregate intrinsic value is based on the closing price of $23.95 per share of Digimarc common stock on March 31, 2018, which would have been received by the optionees had all of the options with exercise prices less than $23.95 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2018:	Shares	Fair Value
Unvested balance, December 31, 2017	426	$28.44
Granted	178	$30.30
Vested	(42)	$28.80
Forfeited	(10)	$28.39
Unvested balance, March 31, 2018	552	$29.01

The following table indicates the fair value of all restricted stock awards that vested during the three months ended March 31, 2018 and 2017:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Fair value of restricted stock awards vested	$1,256	$1,277

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

The following table reconciles earnings (loss) per common share for the three months ended March 31, 2018 and 2017:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(8,112)	$(6,218)
Distributed earnings to common shares	—	—
Distributed earnings to participating securities	—	—
Total distributed earnings	—	—
Undistributed loss allocable to common shares	(8,112)	(6,218)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(8,112)	(6,218)
Loss to common shares — basic	$(8,112)	$(6,218)
Denominator
Weighted average common shares outstanding — basic	11,266	10,161
Basic earnings (loss) per common share	$(0.72)	$(0.61)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(8,112)	$(6,218)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—
Loss to common shares — diluted	$(8,112)	$(6,218)
Denominator
Weighted average common shares outstanding — basic	11,266	10,161
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — diluted	11,266	10,161
Diluted earnings (loss) per common share	$(0.72)	$(0.61)

There were 0 and 175 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three months ended March 31, 2018 and 2017, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 0 and 119 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three months ended March 31, 2018 and 2017, respectively, because the Company incurred a net loss for the periods.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31,	December 31,
	2018	2017
Trade accounts receivable	$3,805	$6,419
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$3,790	$6,404
Unpaid deferred revenue included in trade accounts receivable	$909	$2,217

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2018	2017
Central Banks	60%	47%

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

	March 31,	December 31,
	2018	2017
Office furniture and fixtures	$1,558	$1,551
Software	3,227	3,068
Equipment	4,473	4,390
Leasehold improvements	1,718	1,720
Gross property and equipment	10,976	10,729
Less accumulated depreciation and amortization	(6,873)	(6,493)
Property and equipment, net	$4,103	$4,236

9. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2018 and 2017.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2018	2017
Capitalized patent costs	17-20	$8,200	$7,978
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		11,470	11,248
Accumulated amortization		(4,992)	(4,867)
Intangibles, net		$6,478	$6,381

10. Joint Ventures and Related Party Transactions

In March 2012, Digimarc and The Nielsen Company (“Nielsen”) reduced the investments in their two joint ventures, TVaura LLC (in which Digimarc holds a 51% ownership interest) and TVaura Mobile LLC (in which Digimarc holds a 49% ownership interest), to minimal levels while assessing alternative approaches to achieving each of their goals in the emerging market opportunity of synchronized second screen television.

In October 2015, Digimarc and Nielsen reactivated the TVaura Mobile LLC joint venture to develop solutions for programmers and advertisers to engage with consumers on second screens and otherwise provide enhanced flexibility to brand strategies targeting modern consumers. Neither Digimarc nor Nielsen has contributed any capital to the joint venture upon reactivation.

Digimarc and Nielsen continue to assess the market opportunities of the TVaura LLC joint venture.

Summarized financial information for the joint ventures has not been provided because the disclosures are immaterial to the Company’s filing. TVaura LLC and TVaura Mobile LLC had no revenue or expenses for the three months ended March 31, 2018 and 2017.

The Company’s investment in each joint venture was $0 as of March 31, 2018 and December 31, 2017.

11. Income Taxes

The benefit (provision) for income taxes for the three months ended March 31, 2018 and 2017 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the three months ended March 31, 2018 and 2017 were 0% and 2%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2018 was $35,337, an increase of $3,012 from $32,325 as of December 31, 2017.

The Company adopted the provisions of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” effective January 1, 2017. Deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which were offset by $6,219 of valuation allowance. Excess tax benefits of $525 and $179 were recognized in the provision for income taxes for the three months ended March 31, 2018 and 2017, respectively, which were offset by $525 and $179 of valuation allowance, respectively.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law. The provisions of the Act effective in 2018 have been recorded as applicable as of March 31, 2018.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on  February 22, 2018  (our “2017 Annual Report”), and other reports and filings we have made with the U.S. Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. Percentages within the following tables included in this section may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, Digimarc Discover and Guardian are registered trademarks of Digimarc Corporation. This Quarterly Report on Form 10-Q also includes trademarks and trade names owned by other parties, and all other such trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks and businesses around the world to automatically and reliably identify and interact with virtually any media. We have pioneered the Digimarc® Intuitive Computing Platform (ICPTM), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

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

Our Intuitive Computing Platform has a proprietary foundation in signal processing innovation known as “digital watermarking,” which allows imperceptible digital information to be embedded in all forms of digitally designed, produced or distributed media content and many physical objects, including photographs, movies, music, television, personal identification documents, financial instruments, industrial parts and product packages. We refer to this embedded information as the Digimarc Barcode. This digital information can be detected and read by a wide range of computers, smartphones, tablets and other digital devices enabled with our proprietary reading software, which we refer to as Digimarc Discover.

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

Digimarc Barcodes can be used to enhance all forms of media and are generally imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable visual space on their media content; nor does it affect the overall layout or aesthetics of their media content. Digimarc Barcodes are generally imperceptible in normal use and do all that visible barcodes do, but perform better. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio, video and packaging. Unique to the Digimarc Discover platform is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode when present.

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

In January 2016, Digimarc and GS1 US, the United States (“U.S.”) operation of the organization that maintains the global standards for barcodes, announced a broad collaboration to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US educates, trains and provides access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US are working to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. In September 2016, Digimarc announced a similar collaboration with GS1 Germany.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of March 31, 2018. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2017 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606). Detailed information is included in “Note 3: Revenue Recognition” of our Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three month period relate to the three months ended March 31, 2018 and all changes discussed with respect to such periods reflect changes compared to the three months ended March 31, 2017.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
	Percentages are percent of total revenue
Revenue:
Service	62%	61%
Subscription	28	24
License	9	16
Total revenue	100	100
Cost of revenue:
Service	28	27
Subscription	9	9
License	2	2
Total cost of revenue	39	38
Gross profit	61	62
Operating expenses:
Sales and marketing	87	66
Research, development and engineering	70	57
General and administrative	47	39
Intellectual property	6	6
Total operating expenses	210	168
Operating loss	(149)	(106)
Other income, net	4	2
Loss before income taxes	(144)	(104)
Benefit (provision) for income taxes	—	2
Net loss	(145%)	(102%)

Summary

Total revenue for the three month period ended March 31, 2018 decreased 8% to $5.6 million, compared to the corresponding three month period ended March 31, 2017, primarily as a result of lower license revenue.

Total operating expenses for the three month period ended March 31, 2018 increased 15% to $11.8 million, compared to the corresponding three month period ended March 31, 2017, primarily reflecting higher investment in sales, marketing, and engineering as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenue:
Service	$3,507	$3,696	$(189)	(5)%
Subscription	1,578	1,445	133	9%
License	528	950	(422)	(44)%
Total	$5,613	$6,091	$(478)	(8)%
Revenue (as % of total revenue):
Service	62%	61%
Subscription	28%	24%
License	9%	16%
Total	100%	100%

Service. Service revenue consists primarily of revenue derived from the sale of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements. Most of our service revenue is derived from contracts with the Central Banks and government agency contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific hourly rate price increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with government agency contractors are subject to government budgets and funding.

The decrease in service revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to the timing of program work with a government agency contractor.

Subscription. Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to higher Digimarc Barcode revenue, partially offset by lower Guardian revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to lower royalties from an existing licensee. In the third quarter of 2017, we amended an existing license agreement whereby we waived all future royalty obligations in one of the licensed fields of use in exchange for an upfront $3.5 million license fee.

Revenue by Geography

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,451	$1,501	$(50)	(3)%
International	4,162	4,590	(428)	(9)%
Total	$5,613	$6,091	$(478)	(8)%
Revenue (as % of total revenue):
Domestic	26%	25%
International	74%	75%
Total	100%	100%

The change in domestic revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was insignificant.

The decrease in international revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to lower royalties from an existing international licensee. In the third quarter of 2017, we amended an existing license agreement whereby we waived all future royalty obligations in one of the licensed fields of use in exchange for an upfront $3.5 million license fee.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Gross Profit:
Service	$1,944	$2,061	$(117)	(6)%
Subscription	1,096	889	207	23%
License	388	832	(444)	(53)%
Total	$3,428	$3,782	$(354)	(9)%
Gross Profit (as % of related revenue components):
Service	55%	56%
Subscription	69%	62%
License	73%	88%
Total	61%	62%

The decrease in total gross profit for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to lower license revenue.

The change in service gross profit as a percentage of service revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was insignificant.

The increase in subscription gross profit as a percentage of subscription revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was due primarily to higher subscription revenue and lower operational costs.

The decrease in license gross profit as a percentage of license revenue for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was due to lower license revenue.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Sales and marketing	$4,887	$3,992	$895	22%
Sales and marketing (as % of total revenue)	87%	66%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.8 million;
•	increased charges for infrastructure and centralized costs of $0.2 million due to increased costs and headcount; partially offset by
•	decreased marketing and professional fees of $0.2 million.

Research, development and engineering

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Research, development and engineering	$3,947	$3,459	$488	14%
Research, development and engineering (as % of total revenue)	70%	57%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.3 million; and
•	increased charges for infrastructure and centralized costs of $0.2 million due to increased costs and headcount.

General and administrative

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative	$2,632	$2,385	$247	10%
General and administrative (as % of total revenue)	47%	39%

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

The increase in general and administrative expenses for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.4 million primarily due to the timing of stock grants;
•	increased facilities related expenses of $0.1 million;
•	increased depreciation and amortization expenses of $0.1 million; partially offset by
•

decreased charges for infrastructure and centralized costs of $0.4 million, which were allocated to sales and marketing and research, development and engineering due to increased headcount in those areas.

Intellectual property

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Intellectual property	$315	$392	$(77)	(20)%
Intellectual property (as % of total revenue)	6%	6%

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

The decrease in intellectual property expenses for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to lower write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of revenue	$155	$176	$(21)	(12)%
Sales and marketing	345	368	(23)	(6)%
Research, development and engineering	298	308	(10)	(3)%
General and administrative	801	573	228	40%
Intellectual property	72	78	(6)	(8)%
Total	$1,671	$1,503	$168	11%

The increase in stock-based compensation expense for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to the timing of stock awards for existing personnel.

We anticipate incurring an additional $17,072 in stock-based compensation expense through March 2022 for awards outstanding as of March 31, 2018.

Other income, net

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Other income, net	$252	$118	134	114%
Other income, net (as % of total revenue)	4%	2%

The increase in other income, net for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, was primarily due to higher interest income as a result of higher cash and investment balances, higher interest rates on cash and investments, and changes in foreign currency.

Income Taxes

The benefit (provision) for income taxes for the three month periods ended March 31, 2018 and 2017 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the three month periods ended March 31, 2018 and 2017 were 0% and 2%, respectively, because we have a full valuation allowance recorded against our deferred tax assets.

The effective tax rate was not affected by our adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718),” because the excess tax benefit from stock-based compensation for the three months ended March 31, 2018 and 2017 of $525 and $179, respectively, were offset by $525 and $179 of valuation allowance, respectively. The valuation allowance against deferred tax assets as of March 31, 2018 was $35,337, an increase of $3,012 from $32,325 as of December 31, 2017.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law. The provisions of the Act effective in 2018 have been recorded as applicable as of March 31, 2018.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2018, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	March 31,	December 31,
	2018	2017
Working capital	$65,043	$71,275
Current ratio (1)	16.1:1	15.1:1
Cash, cash equivalents and short-term marketable securities	$63,668	$67,738
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$63,668	$67,738

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $4.1 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes, corporate notes and U.S. treasuries. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three months ended March 31, 2018.

Operating Cash Flow

The components of operating cash flows were:

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Net loss	$(8,112)	$(6,218)	$(1,894)	(30)%
Non-cash items	2,197	2,059	138	7%
Changes in operating assets and liabilities	2,323	1,029	1,294	(126)%
Net cash used in operating activities	$(3,592)	$(3,130)	$(462)	(15)%

Cash flows used in operating activities for the three month period ended March 31, 2018 increased by $0.5 million, compared to the corresponding three month period ended March 31, 2017, primarily as the result of a higher net loss due to a decrease in license revenue and increased operating expenses, partially offset by changes in operating assets and liabilities. The higher net loss was primarily the result of higher operating expenses reflecting higher investment in sales, marketing, and engineering, and lower license revenue. The changes in operating assets and liabilities were primarily due to increased collections of accounts receivable.

Cash flows provided by investing activities for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, increased by $6.2 million from $5.0 million to $11.2 million, primarily as a result of lower purchases and higher maturities of marketable securities.

Cash flows from financing activities for the three month period ended March 31, 2018, compared to the corresponding three month period ended March 31, 2017, increased by $0.4 million from $0.4 million used to $0.0 million provided, primarily as a result of higher stock option exercises.

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

Off-Balance Sheet Arrangements

Other than the contractual obligations disclosed in our 2017 Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2017 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	anticipated levels of backlog in future periods;
•	the adoption of our technology and success of our products, including Digimarc Discover, Digimarc Barcode and Guardian;
•	our ability to innovate and enhance our competitive differentiation;
•	protection, development and monetization of our intellectual property portfolio;
•	our plans and intentions with respect to our joint ventures; and
•	the risk factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the disclosures provided in Part II, Item 7A of our 2017 Annual Report.

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

Changes in Controls

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606). Although the adoption of Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies, based on the five-step model provided in the revenue standard. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2018, there have been no material changes to the risk factors set forth in our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2018:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2018 to January 31, 2018	—	$—	—	$—
Month 2
February 1, 2018 to February 28, 2018	15,344	$30.30	—	$—
Month 3
March 1, 2018 to March 31, 2018	2,418	$26.30	—	$—
Total	17,762	$29.76	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2018	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)