Form 10-Q
period 2018-06-30
Digimarc CORP
filed 2018-08-02
CIK 1438231

‘The co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 11,880,405 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$35,071	$40,823
Marketable securities	21,713	26,915
Trade accounts receivable, net	3,843	6,404
Other current assets	1,982	2,171
Total current assets	62,609	76,313
Property and equipment, net	4,068	4,236
Intangibles, net	6,558	6,381
Goodwill	1,114	1,114
Other assets	403	326
Total assets	$74,752	$88,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,695	$1,914
Deferred revenue	2,410	3,124
Total current liabilities	4,105	5,038
Deferred rent and other long-term liabilities	944	985
Total liabilities	5,049	6,023
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2018 and December 31, 2017)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,876 and 11,651 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	12	12
Additional paid-in capital	159,160	155,793
Accumulated deficit	(89,519)	(73,508)
Total shareholders’ equity	69,703	82,347
Total liabilities and shareholders’ equity	$74,752	$88,370

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue:
Service	$3,336	$3,253	$6,843	$6,949
Subscription	1,444	1,420	3,022	2,865
License	658	914	1,186	1,864
Total revenue	5,438	5,587	11,051	11,678
Cost of revenue:
Service	1,548	1,464	3,111	3,099
Subscription	508	534	990	1,090
License	149	122	289	240
Total cost of revenue	2,205	2,120	4,390	4,429
Gross profit	3,233	3,467	6,661	7,249
Operating expenses:
Sales and marketing	4,757	3,997	9,644	7,989
Research, development and engineering	4,058	3,936	8,005	7,395
General and administrative	2,416	2,239	5,048	4,624
Intellectual property	305	345	620	737
Total operating expenses	11,536	10,517	23,317	20,745
Operating loss	(8,303)	(7,050)	(16,656)	(13,496)
Other income, net	274	116	526	234
Loss before income taxes	(8,029)	(6,934)	(16,130)	(13,262)
Benefit (provision) for income taxes	(9)	(9)	(20)	101
Net loss	$(8,038)	$(6,943)	$(16,150)	$(13,161)
Earnings (loss) per common share:
Loss per common share — basic	$(0.71)	$(0.68)	$(1.43)	$(1.29)
Loss per common share — diluted	$(0.71)	$(0.68)	$(1.43)	$(1.29)
Weighted average common shares outstanding — basic	11,337	10,266	11,302	10,214
Weighted average common shares outstanding — diluted	11,337	10,266	11,302	10,214

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Issuance of common stock, net of issuance costs	—	—	500	—	17,702	—	17,702
Exercise of stock options	—	—	59	—	568	—	568
Issuance of restricted common stock	—	—	236	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(48)	—	(1,348)	—	(1,348)
Stock-based compensation	—	—	—	—	3,216	(25)	3,191
Net loss	—	—	—	—	—	(13,161)	(13,161)
BALANCE AT JUNE 30, 2017	10	$50	11,263	$11	$141,123	$(60,898)	$80,286

BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	72	—	914	—	914
Issuance of restricted common stock	—	—	210	—	—	—	—
Forfeiture of restricted common stock	—	—	(19)	—	—	—	—
Purchase and retirement of common stock	—	—	(38)	—	(1,120)	—	(1,120)
Stock-based compensation	—	—	—	—	3,573	—	3,573
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(16,150)	(16,150)
BALANCE AT JUNE 30, 2018	10	$50	11,876	$12	$159,160	$(89,519)	$69,703

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,150)	$(13,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	764	664
Amortization and write-off of intangibles	287	486
Stock-based compensation	3,480	3,093
Changes in operating assets and liabilities:
Trade accounts receivable	2,561	1,181
Other current assets	210	(163)
Other assets	(35)	50
Accounts payable and other accrued liabilities	(248)	336
Deferred revenue	(658)	(835)
Net cash used in operating activities	(9,789)	(8,349)
Cash flows from investing activities:
Purchase of property and equipment	(557)	(938)
Capitalized patent costs	(402)	(406)
Maturity of marketable securities	20,839	28,636
Purchase of marketable securities	(15,637)	(13,261)
Net cash provided by investing activities	4,243	14,031
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	17,702
Exercise of stock options	914	568
Purchase of common stock	(1,120)	(1,348)
Net cash provided by (used in) financing activities	(206)	16,922
Net increase (decrease) in cash and cash equivalents	(5,752)	22,604
Cash and cash equivalents at beginning of period	40,823	11,638
Cash and cash equivalents at end of period	$35,071	$34,242
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$98	$(25)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$8	$(22)
Stock-based compensation capitalized to software and patent costs	$93	$98

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

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in "Note 1: Description of Business and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” effective January 1, 2018, are discussed in Note 3 below.

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2018 and 2017, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one-year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company adopted the new standard on January 1, 2018 and elected to use the cumulative effect transition method. Upon adoption, the Company recorded a $139 increase to opening retained earnings to reflect the impact of adopting the new standard using the cumulative effect transition method. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017, respectively, was as follows:

June 30, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$1,232	$—	$—	$1,232
Commercial paper	—	41,037	—	41,037
Corporate notes	—	7,938	—	7,938
Federal agency notes	—	3,008	—	3,008
U.S. treasuries	—	2,002	—	2,002
Total	$1,232	$53,985	$—	$55,217

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$2,197	$—	$—	$2,197
Commercial paper	—	49,834	—	49,834
Federal agency notes	—	10,715	—	10,715
U.S. treasuries	—	1,996	—	1,996
Corporate notes	—	1,934	—	1,934
Total	$2,197	$64,479	$—	$66,676

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2018 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$55,217	$55,217	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $33,504 and $39,761 at June 30, 2018 and December 31, 2017, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

ASC 605 and ASC 985

For the comparative periods, revenue was recognized under ASC 605 and ASC 985 when the following four criteria were met:

(i)	persuasive evidence of an arrangement exists,
(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and
(iv)	collection is reasonably assured or probable.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2018	2018
Service	$3,336	$6,843
Subscription
Guardian	888	1,877
Digimarc Discover and Digimarc Barcode	556	1,145
License	658	1,186
Total	$5,438	$11,051

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”  Financial information about trade accounts receivable is included in Note 8.

The Company has contract liabilities from contracts with customers which are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	June 30,	December 31,
	2018	2017
Deferred revenue, current	$2,410	$3,124
Deferred revenue, long term	22	42
Total	$2,432	$3,166

In addition to deferred revenue, the Company has backlog of $32,907 representing the transaction price from contractual obligations that are unsatisfied or partially unsatisfied as of June 30, 2018.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Domestic	$1,289	$1,253	$2,740	$2,754
International (1)	4,149	4,334	8,311	8,924
Total	$5,438	$5,587	$11,051	$11,678

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

Customers per Regulation S-K, Item 101(c)(1)(vii) are as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Central Banks	67%	63%	67%	63%

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

There were no stock options granted during the three and six months ended June 30, 2018 and 2017.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-based Compensation

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Stock-based compensation:
Cost of revenue	$167	$175	$322	$351
Sales and marketing	411	342	756	710
Research, development and engineering	350	354	648	662
General and administrative	814	637	1,615	1,210
Intellectual property	67	82	139	160
Stock-based compensation expense	1,809	1,590	3,480	3,093
Capitalized to software and patent costs	49	53	93	98
Total stock-based compensation	$1,858	$1,643	$3,573	$3,191

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	June 30,	December 31,
	2018	2017
Total unrecognized compensation costs	$15,876	$13,669

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2018 for stock options and restricted stock over weighted average periods through June 2022 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.25 years	1.53 years

As of June 30, 2018, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,780 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended June 30, 2018:	Options	Price	Fair Value	Value
Outstanding at March 31, 2018	469	$26.38	$12.10
Granted	—	—	—
Exercised	(26)	13.62	7.65
Forfeited or expired	—	—	—
Outstanding at June 30, 2018	443	$27.13	$12.37	$915

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Six months ended June 30, 2018:	Options	Price	Fair Value	Value
Outstanding at December 31, 2017	515	$25.13	$11.64
Granted	—	—
Exercised	(72)	12.78	7.14
Forfeited or expired	—	—	—
Outstanding at June 30, 2018	443	$27.13	$12.37	$915
Exercisable at June 30, 2018	293	$25.41		$915
Unvested at June 30, 2018	150	$30.50		$—

The aggregate intrinsic value is based on the closing price of $26.80 per share of Digimarc common stock on June 30, 2018, which would have been received by the optionees had all of the options with exercise prices less than $26.80 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2018:	Shares	Fair Value
Unvested balance, March 31, 2018	552	$29.01
Granted	32	$28.94
Vested	(70)	$28.87
Forfeited	(9)	$29.35
Unvested balance, June 30, 2018	505	$29.02

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2018:	Shares	Fair Value
Unvested balance, December 31, 2017	426	$28.44
Granted	210	$30.09
Vested	(112)	$28.85
Forfeited	(19)	$28.84
Unvested balance, June 30, 2018	505	$29.02

The following table indicates the fair value of all restricted stock awards that vested during the three and six months ended June 30, 2018 and 2017:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Fair value of restricted stock awards vested	$2,016	$2,214	$3,272	$3,491

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

The following table reconciles earnings (loss) per common share for the three and six months ended June 30, 2018 and 2017:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(8,038)	$(6,943)	$(16,150)	$(13,161)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(8,038)	(6,943)	(16,150)	(13,161)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(8,038)	(6,943)	(16,150)	(13,161)
Loss to common shares — basic	$(8,038)	$(6,943)	$(16,150)	$(13,161)
Denominator
Weighted average common shares outstanding — basic	11,337	10,266	11,302	10,214
Basic earnings (loss) per common share	$(0.71)	$(0.68)	$(1.43)	$(1.29)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(8,038)	$(6,943)	$(16,150)	$(13,161)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares — diluted	$(8,038)	$(6,943)	$(16,150)	$(13,161)
Denominator
Weighted average common shares outstanding — basic	11,337	10,266	11,302	10,214
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — diluted	11,337	10,266	11,302	10,214
Diluted earnings (loss) per common share	$(0.71)	$(0.68)	$(1.43)	$(1.29)

There were 275 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and six months ended June 30, 2018, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 0 and 75 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and six months ended June 30, 2017, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 0 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and six months ended June 30, 2018, because the Company incurred a net loss for the periods.

There were 131 and 125 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and six months ended June 30, 2017, respectively, because the Company incurred a net loss for the periods.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30,	December 31,
	2018	2017
Trade accounts receivable	$3,858	$6,419
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$3,843	$6,404
Unpaid deferred revenue included in trade accounts receivable	$995	$2,217

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2018	2017
Central Banks	56%	47%

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

	June 30,	December 31,
	2018	2017
Office furniture and fixtures	$1,575	$1,551
Software	3,478	3,068
Equipment	4,480	4,390
Leasehold improvements	1,721	1,720
Gross property and equipment	11,254	10,729
Less accumulated depreciation and amortization	(7,186)	(6,493)
Property and equipment, net	$4,068	$4,236

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2018 and 2017.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2018	2017
Capitalized patent costs	17-20	$8,402	$7,978
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		11,672	11,248
Accumulated amortization		(5,114)	(4,867)
Intangibles, net		$6,558	$6,381

11. Income Taxes

The benefit (provision) for income taxes for the six months ended June 30, 2018 and 2017 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the six months ended June 30, 2018 and 2017 were 0% and 1%, respectively. The valuation allowance against net deferred tax assets as of June 30, 2018 was $37,880, an increase of $5,555 from $32,325 as of December 31, 2017.

The Company adopted the provisions of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” effective January 1, 2017. Deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which were offset by $6,219 of valuation allowance. Excess tax benefits of $186 and $711 were recognized in the provision for income taxes for the three and six months ended June 30, 2018, respectively, which were offset by $186 and $711 of valuation allowance, respectively. Excess tax benefits of $923 and $1,101 were recognized in the provision for income taxes for the three and six months ended June 30, 2017, respectively, which were offset by $923 and $1,101 of valuation allowance, respectively.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law. The provisions of the Act effective in 2018 have been recorded as applicable as of June 30, 2018.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of June 30, 2018. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606). Additional information is included in “Note 3: Revenue Recognition” of our Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three and six month periods relate to the three and six months ended June 30, 2018 and all changes discussed with respect to such periods reflect changes compared to the three and six months ended June 30, 2017.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	Percentages are percent of total revenue		Percentages are percent of total revenue
Revenue:
Service	61%	58%	62%	60%
Subscription	27	25	27	25
License	12	16	11	16
Total revenue	100	100	100	100
Cost of revenue:
Service	28	26	28	27
Subscription	9	10	9	9
License	3	2	3	2
Total cost of revenue	41	38	40	38
Gross profit	59	62	60	62
Operating expenses:
Sales and marketing	87	72	87	68
Research, development and engineering	75	70	72	63
General and administrative	44	40	46	40
Intellectual property	6	6	6	6
Total operating expenses	212	188	211	178
Operating loss	(153)	(126)	(151)	(116)
Other income, net	5	2	5	2
Loss before income taxes	(148)	(124)	(146)	(114)
Benefit (provision) for income taxes	(0)	(0)	(0)	1
Net loss	(148%)	(124%)	(146%)	(113%)

Summary

Total revenue for the three and six month periods ended June 30, 2018 decreased 3% to $5.4 million and 5% to $11.1 million, respectively, compared to the corresponding three and six month periods ended June 30, 2017, primarily as a result of lower license revenue.

Total operating expenses for the three and six month periods ended June 30, 2018 increased 10% to $11.5 million and 12% to $23.3 million, respectively, compared to the corresponding three and six month periods ended June 30, 2017, primarily reflecting higher investment in sales, marketing, and engineering as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Revenue:
Service	$3,336	$3,253	$83	3%	$6,843	$6,949	$(106)	(2)%
Subscription	1,444	1,420	24	2%	3,022	2,865	157	5%
License	658	914	(256)	(28)%	1,186	1,864	(678)	(36)%
Total	$5,438	$5,587	$(149)	(3)%	$11,051	$11,678	$(627)	(5)%
Revenue (as % of total revenue):
Service	61%	58%			62%	60%
Subscription	27%	25%			27%	25%
License	12%	16%			11%	16%
Total	100%	100%			100%	100%

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

The changes in service revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were insignificant.

Subscription. Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increases in subscription revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were due to higher Digimarc Discover and Barcode revenue, partially offset by lower Digimarc Guardian revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decreases in license revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to lower royalties from an existing licensee. In the third quarter of 2017, we amended an existing license agreement whereby we waived all future royalty obligations in one of the licensed fields of use in exchange for an upfront $3.5 million license fee.

Revenue by Geography

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,289	$1,253	$36	3%	$2,740	$2,754	$(14)	(1)%
International	4,149	4,334	(185)	(4)%	8,311	8,924	(613)	(7)%
Total	$5,438	$5,587	$(149)	(3)%	$11,051	$11,678	$(627)	(5)%
Revenue (as % of total revenue):
Domestic	24%	22%			25%	24%
International	76%	78%			75%	76%
Total	100%	100%			100%	100%

The changes in domestic revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were insignificant.

The decreases in international revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to lower royalties from an existing international licensee. In the third quarter of 2017, we amended an existing license agreement whereby we waived all future royalty obligations in one of the licensed fields of use in exchange for an upfront $3.5 million license fee.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Gross Profit:
Service	$1,788	$1,789	$(1)	(0)%	$3,732	$3,850	$(118)	(3)%
Subscription	936	886	50	6%	2,032	1,775	257	14%
License	509	792	(283)	(36)%	897	1,624	(727)	(45)%
Total	$3,233	$3,467	$(234)	(7)%	$6,661	$7,249	$(588)	(8)%
Gross Profit (as % of related revenue components):
Service	54%	55%			55%	55%
Subscription	65%	62%			67%	62%
License	77%	87%			76%	87%
Total	59%	62%			60%	62%

The decreases in total gross profit for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to lower license revenue.

The changes in service gross profit as a percentage of service revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were insignificant.

The increases in subscription gross profit as a percentage of subscription revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to higher subscription revenue and lower operational costs.

The decreases in license gross profit as a percentage of license revenue for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to lower license revenue.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Sales and marketing	$4,757	$3,997	$760	19%	$9,644	$7,989	$1,655	21%
Sales and marketing (as % of total revenue)	87%	72%			87%	68%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended June 30, 2018, compared to the corresponding three month period ended June 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.7 million; and
•	increased charges for infrastructure and centralized costs of $0.2 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.2 million.

The increase in sales and marketing expenses for the six month period ended June 30, 2018, compared to the corresponding six month period ended June 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $1.4 million; and
•	increased charges for infrastructure and centralized costs of $0.4 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.2 million.

Research, development and engineering

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Research, development and engineering	$4,058	$3,936	$122	3%	$8,005	$7,395	$610	8%
Research, development and engineering (as % of total revenue)	75%	70%			72%	63%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended June 30, 2018, compared to the corresponding three month period ended June 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.2 million; and
•	increased charges for infrastructure and centralized costs of $0.1 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.1 million.

The increase in research, development and engineering expenses for the six month period ended June 30, 2018, compared to the corresponding six month period ended June 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.5 million; and
•	increased charges for infrastructure and centralized costs of $0.3 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.1 million.

General and administrative

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
General and administrative	$2,416	$2,239	$177	8%	$5,048	$4,624	$424	9%
General and administrative (as % of total revenue)	44%	40%			46%	40%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses for the three month period ended June 30, 2018, compared to the corresponding three month period ended June 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.3 million; and
•	increased facilities related expenses of $0.1 million; partially offset by
•

decreased charges for infrastructure and centralized costs of $0.2 million, which were allocated to sales and marketing and research, development and engineering due to increased headcount in those areas.

The increase in general and administrative expenses for the six month period ended June 30, 2018, compared to the corresponding six month period ended June 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.7 million;
•	increased facilities related expenses of $0.2 million; and
•	increased depreciation and amortization expenses of $0.2 million; partially offset by
•

decreased charges for infrastructure and centralized costs of $0.7 million, which were allocated to sales and marketing and research, development and engineering due to increased headcount in those areas.

Intellectual property

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Intellectual property	$305	$345	$(40)	(12)%	$620	$737	$(117)	(16)%
Intellectual property (as % of total revenue)	6%	6%			6%	6%

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

The decreases in intellectual property expenses for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to lower write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Cost of revenue	$167	$175	$(8)	(5)%	$322	$351	$(29)	(8)%
Sales and marketing	411	342	69	20%	756	710	46	6%
Research, development and engineering	350	354	(4)	(1)%	648	662	(14)	(2)%
General and administrative	814	637	177	28%	1,615	1,210	405	33%
Intellectual property	67	82	(15)	(18)%	139	160	(21)	(13)%
Total	$1,809	$1,590	$219	14%	$3,480	$3,093	$387	13%

The increases in stock-based compensation expense for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to the timing and amount of stock awards.

We anticipate incurring an additional $15,876 in stock-based compensation expense through June 2022 for awards outstanding as of June 30, 2018.

Other income, net

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Other income, net	$274	$116	$158	136%	$526	$234	$292	125%
Other income, net (as % of total revenue)	5%	2%			5%	2%

The increases in other income, net for the three and six month periods ended June 30, 2018, compared to the corresponding three and six month periods ended June 30, 2017, were primarily due to higher interest income as a result of higher cash and investment balances and higher interest rates on cash and investments.

Income Taxes

The benefit (provision) for income taxes for the six month periods ended June 30, 2018 and 2017 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the six month periods ended June 30, 2018 and 2017 were 0% and 1%, respectively, because we have a full valuation allowance recorded against our deferred tax assets.

The effective tax rate was not affected by our adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718),” because the excess tax benefit from stock-based compensation for the three and six months ended June 30, 2018 of $186 and $711, respectively, were offset by $186 and $711 of valuation allowance, respectively. Excess tax benefits of $923 and $1,101 were recognized in the provision for income taxes for the three and six months ended June 30, 2017, respectively, which were offset by $923 and $1,101 of valuation allowance, respectively. The valuation allowance against deferred tax assets as of June 30, 2018 was $37,880, an increase of $5,555 from $32,325 as of December 31, 2017.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law. The provisions of the Act effective in 2018 have been recorded as applicable as of June 30, 2018. The Act is not expected to have a material impact on our financial condition, results of operations and cash flows in the foreseeable future.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2018, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	June 30,	December 31,
	2018	2017
Working capital	$58,504	$71,275
Current ratio (1)	15.3:1	15.1:1
Cash, cash equivalents and short-term marketable securities	$56,784	$67,738
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$56,784	$67,738

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $11.0 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, corporate notes, federal agency notes and U.S. treasuries. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and six months ended June 30, 2018 and 2017.

Operating Cash Flow

The components of operating cash flows were:

	Six	Six
	Months	Months
	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Net loss	$(16,150)	$(13,161)	$(2,989)	(23)%
Non-cash items	4,531	4,243	288	7%
Changes in operating assets and liabilities	1,830	569	1,261	222%
Net cash used in operating activities	$(9,789)	$(8,349)	$(1,440)	(17)%

Cash flows used in operating activities for the six month period ended June 30, 2018 increased by $1.4 million, compared to the corresponding six month period ended June 30, 2017, primarily the result of a higher net loss, partially offset by changes in operating assets and liabilities. The higher net loss was primarily the result of higher operating expenses reflecting higher investment in sales, marketing, and engineering, and lower license revenue. The changes in operating assets and liabilities were primarily due to increased collections of accounts receivable.

Cash flows provided by investing activities for the six month period ended June 30, 2018, compared to the corresponding six month period ended June 30, 2017, decreased by $9.8 million from $14.0 million to $4.2 million, primarily as a result of lower maturities and higher purchases of marketable securities.

Cash flows from financing activities for the six month period ended June 30, 2018, compared to the corresponding six month period ended June 30, 2017, decreased by $17.1 million from $16.9 million provided to $0.2 million used, primarily as a result of the sale of common stock in a registered direct public offering in June 2017, partially offset by higher stock option exercises.

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

•	our ability to improve margins;
•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	anticipated effect of our adoption of accounting pronouncements and the Tax Cuts and Jobs Act;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	variability of contracted arrangements;
•	our profitability in future periods;
•	business opportunities that could require that we seek additional financing;
•	the size and growth of our markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•

capital market conditions, our expectations regarding credit risk exposure, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2018, there have been no material changes to the risk factors set forth in our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2018:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2018 to April 30, 2018	—	$—	—	$—
Month 2
May 1, 2018 to May 31, 2018	17,709	$29.05	—	$—
Month 3
June 1, 2018 to June 30, 2018	2,418	$30.45	—	$—
Total	20,127	$29.22	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)