Form 10-Q
period 2018-09-30
Digimarc CORP
filed 2018-11-01
CIK 1438231

d‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months
(or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 26, 2018, there were 11,886,444 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$33,775	$40,823
Marketable securities	15,640	26,915
Trade accounts receivable, net	2,957	6,404
Other current assets	2,453	2,171
Total current assets	54,825	76,313
Property and equipment, net	4,096	4,236
Intangibles, net	6,602	6,381
Goodwill	1,114	1,114
Other assets	516	326
Total assets	$67,153	$88,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,576	$1,914
Deferred revenue	1,846	3,124
Total current liabilities	3,422	5,038
Deferred rent and other long-term liabilities	887	985
Total liabilities	4,309	6,023
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2018 and December 31, 2017)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,888 and 11,651 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	12	12
Additional paid-in capital	160,643	155,793
Accumulated deficit	(97,861)	(73,508)
Total shareholders’ equity	62,844	82,347
Total liabilities and shareholders’ equity	$67,153	$88,370

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue:
Service	$2,787	$2,986	$9,630	$9,935
Subscription	1,532	1,306	4,554	4,171
License	595	4,385	1,781	6,249
Total revenue	4,914	8,677	15,965	20,355
Cost of revenue:
Service	1,301	1,332	4,412	4,431
Subscription	480	611	1,470	1,701
License	154	129	443	369
Total cost of revenue	1,935	2,072	6,325	6,501
Gross profit	2,979	6,605	9,640	13,854
Operating expenses:
Sales and marketing	4,741	4,075	14,385	12,064
Research, development and engineering	4,069	4,108	12,074	11,503
General and administrative	2,447	2,442	7,495	7,066
Intellectual property	328	387	948	1,124
Total operating expenses	11,585	11,012	34,902	31,757
Operating loss	(8,606)	(4,407)	(25,262)	(17,903)
Other income, net	273	174	799	408
Loss before income taxes	(8,333)	(4,233)	(24,463)	(17,495)
Benefit (provision) for income taxes	(9)	(7)	(29)	94
Net loss	$(8,342)	$(4,240)	$(24,492)	$(17,401)
Earnings (loss) per common share:
Loss per common share — basic	$(0.73)	$(0.39)	$(2.16)	$(1.67)
Loss per common share — diluted	$(0.73)	$(0.39)	$(2.16)	$(1.67)
Weighted average common shares outstanding — basic	11,394	10,797	11,333	10,410
Weighted average common shares outstanding — diluted	11,394	10,797	11,333	10,410

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Issuance of common stock, net of issuance costs	—	—	500	—	17,698	—	17,698
Exercise of stock options	—	—	74	—	793	—	793
Issuance of restricted common stock	—	—	308	—	—	—	—
Forfeiture of restricted common stock	—	—	(8)	—	—	—	—
Purchase and retirement of common stock	—	—	(73)	—	(2,063)	—	(2,063)
Stock-based compensation	—	—	—	—	5,048	(25)	5,023
Net loss	—	—	—	—	—	(17,401)	(17,401)
BALANCE AT SEPTEMBER 30, 2017	10	$50	11,324	$11	$142,461	$(65,138)	$77,384

BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	82	—	1,064	—	1,064
Issuance of restricted common stock	—	—	233	—	—	—	—
Forfeiture of restricted common stock	—	—	(20)	—	—	—	—
Purchase and retirement of common stock	—	—	(58)	—	(1,689)	—	(1,689)
Stock-based compensation	—	—	—	—	5,475	—	5,475
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(24,492)	(24,492)
BALANCE AT SEPTEMBER 30, 2018	10	$50	11,888	$12	$160,643	$(97,861)	$62,844

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,492)	$(17,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,167	1,024
Amortization and write-off of intangibles	437	775
Stock-based compensation	5,345	4,872
Changes in operating assets and liabilities:
Trade accounts receivable	3,447	(1,952)
Other current assets	(261)	(482)
Other assets	(148)	20
Accounts payable and other accrued liabilities	(374)	373
Deferred revenue	(1,225)	(1,247)
Net cash used in operating activities	(16,104)	(14,018)
Cash flows from investing activities:
Purchase of property and equipment	(1,023)	(1,424)
Capitalized patent costs	(571)	(625)
Maturity of marketable securities	30,179	41,231
Purchase of marketable securities	(18,904)	(27,631)
Net cash provided by investing activities	9,681	11,551
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	17,698
Exercise of stock options	1,064	793
Purchase of common stock	(1,689)	(2,063)
Net cash provided by (used in) financing activities	(625)	16,428
Net increase (decrease) in cash and cash equivalents	(7,048)	13,961
Cash and cash equivalents at beginning of period	40,823	11,638
Cash and cash equivalents at end of period	$33,775	$25,599
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$92	$(29)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$(39)	$249
Stock-based compensation capitalized to software and patent costs	$130	$151

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments, banks and businesses around the world to automatically and reliably identify and interact with virtually any media. The Company has pioneered the Digimarc Intuitive Computing Platform (ICP), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

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

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements,” to provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to elect this transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. The Company expects the adoption of this standard will have a material impact on its balance sheet as it records its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company’s minimum commitments under non-cancelable operating leases are disclosed in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company records marketable securities at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017, respectively, was as follows:

September 30, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$813	$—	$—	$813
Commercial paper	—	36,094	—	36,094
Corporate notes	—	8,851	—	8,851
Federal agency notes	—	2,010	—	2,010
U.S. treasuries	—	1,004	—	1,004
Total	$813	$47,959	$—	$48,772

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$2,197	$—	$—	$2,197
Commercial paper	—	49,834	—	49,834
Federal agency notes	—	10,715	—	10,715
U.S. treasuries	—	1,996	—	1,996
Corporate notes	—	1,934	—	1,934
Total	$2,197	$64,479	$—	$66,676

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2018 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$48,772	$48,772	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market funds totaling $33,132 and $39,761 at September 30, 2018 and December 31, 2017, respectively. Cash equivalents are carried at cost or amortized cost, which approximates fair value.

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

•

Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription, which is generally one to three years.

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

ASC 605 and ASC 985

For the comparative periods, revenue was recognized under ASC 605 and ASC 985 when the following four criteria were met:

(i)	persuasive evidence of an arrangement exists,
(ii)	delivery has occurred,

(iii)	the fee is fixed or determinable, and
(iv)	collection is reasonably assured or probable.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2018	2018
Service	$2,787	$9,630
Subscription
Digimarc Guardian	904	2,781
Digimarc Discover and Digimarc Barcode	628	1,773
License	595	1,781
Total	$4,914	$15,965

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”  Financial information about trade accounts receivable is included in Note 8.

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	September 30,	December 31,
	2018	2017
Deferred revenue, current	$1,846	$3,124
Deferred revenue, long term	19	42
Total	$1,865	$3,166

In addition to deferred revenue, the Company has backlog of $30,468 representing the transaction price from contractual obligations that are unsatisfied or partially unsatisfied as of September 30, 2018.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Domestic	$1,387	$1,153	$4,127	$3,907
International (1)	3,527	7,524	11,838	16,448
Total	$4,914	$8,677	$15,965	$20,355

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Central Banks	62%	38%	65%	52%
Customer B	0%	44%	0%	22%

Long-lived assets by geographical area

The Company’s long-lived assets are all domestic, domiciled in the U.S.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants and restricted stock awards.

Stock-based compensation expense related to internal labor is capitalized to software and patent costs based on direct labor hours charged to capitalized software and patent costs.

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

Stock options valuation assumptions:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Expected life (years)	4.50	4.50	4.50	4.50
Expected volatility	57.11%	57.24%	57.11%	57.24%
Risk-free interest rate	2.77%	1.77%	2.77%	1.77%
Expected dividend yield	0%	0%	0%	0%

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-based Compensation

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Stock-based compensation:
Cost of revenue	$134	$170	$456	$521
Sales and marketing	442	364	1,198	1,074
Research, development and engineering	367	379	1,015	1,041
General and administrative	846	784	2,461	1,994
Intellectual property	76	82	215	242
Stock-based compensation expense	1,865	1,779	5,345	4,872
Capitalized to software and patent costs	37	53	130	151
Total stock-based compensation	$1,902	$1,832	$5,475	$5,023

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	September 30,	December 31,
	2018	2017
Total unrecognized compensation costs	$16,034	$13,669

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2018 for stock options and restricted stock over weighted average periods through September 2022 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.34 years	1.45 years

As of September 30, 2018, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,678 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended September 30, 2018:	Options	Price	Fair Value	Value
Outstanding at June 30, 2018	443	$27.13	$12.37
Granted	100	29.55	14.46
Exercised	(10)	14.99	8.12
Forfeited or expired	—	—	—
Outstanding at September 30, 2018	533	$27.81	$12.84	$1,938

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Nine months ended September 30, 2018:	Options	Price	Fair Value	Value
Outstanding at December 31, 2017	515	$25.13	$11.64
Granted	100	29.55	14.46
Exercised	(82)	13.05	7.26
Forfeited or expired	—	—	—
Outstanding at September 30, 2018	533	$27.81	$12.84	$1,938
Exercisable at September 30, 2018	300	$26.04		$1,621
Unvested at September 30, 2018	233	$30.09		$317

The aggregate intrinsic value is based on the closing price of $31.45 per share of Digimarc common stock on September 30, 2018, which would have been received by the optionees had all of the options with exercise prices less than $31.45 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2018:	Shares	Fair Value
Unvested balance, June 30, 2018	505	$29.02
Granted	23	$28.80
Vested	(50)	$28.86
Forfeited	(1)	$29.92
Unvested balance, September 30, 2018	477	$29.03

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2018:	Shares	Fair Value
Unvested balance, December 31, 2017	426	$28.44
Granted	233	$29.97
Vested	(162)	$28.85
Forfeited	(20)	$28.92
Unvested balance, September 30, 2018	477	$29.03

The following table indicates the fair value of all restricted stock awards that vested during the three and nine months ended September 30, 2018 and 2017:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Fair value of restricted stock awards vested	$1,432	$1,669	$4,704	$5,160

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

The following table reconciles earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(8,342)	$(4,240)	$(24,492)	$(17,401)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(8,342)	(4,240)	(24,492)	(17,401)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(8,342)	(4,240)	(24,492)	(17,401)
Loss to common shares — basic	$(8,342)	$(4,240)	$(24,492)	$(17,401)
Denominator
Weighted average common shares outstanding — basic	11,394	10,797	11,333	10,410
Basic earnings (loss) per common share	$(0.73)	$(0.39)	$(2.16)	$(1.67)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(8,342)	$(4,240)	$(24,492)	$(17,401)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares — diluted	$(8,342)	$(4,240)	$(24,492)	$(17,401)
Denominator
Weighted average common shares outstanding — basic	11,394	10,797	11,333	10,410
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — diluted	11,394	10,797	11,333	10,410
Diluted earnings (loss) per common share	$(0.73)	$(0.39)	$(2.16)	$(1.67)

There were 375 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and nine months ended September 30, 2018, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were 0 and 275 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the three and nine months ended September 30, 2017, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and nine months ended September 30, 2018, because the Company incurred a net loss for the periods.

There were 71 and 107 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and nine months ended September 30, 2017, respectively, because the Company incurred a net loss for the periods.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30,	December 31,
	2018	2017
Trade accounts receivable	$2,972	$6,419
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$2,957	$6,404
Unpaid deferred revenue included in trade accounts receivable	$613	$2,217

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2018	2017
Central Banks	59%	47%
Customer B	0%	27%

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

	September 30,	December 31,
	2018	2017
Office furniture and fixtures	$1,569	$1,551
Software	3,562	3,068
Equipment	4,766	4,390
Leasehold improvements	1,721	1,720
Gross property and equipment	11,618	10,729
Less accumulated depreciation and amortization	(7,522)	(6,493)
Property and equipment, net	$4,096	$4,236

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2018 and 2017.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2018	2017
Capitalized patent costs	17-20	$8,577	$7,978
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		11,847	11,248
Accumulated amortization		(5,245)	(4,867)
Intangibles, net		$6,602	$6,381

11. Income Taxes

The benefit (provision) for income taxes for the nine months ended September 30, 2018 and 2017 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the nine months ended September 30, 2018 and 2017 were 0% and 1%, respectively. The valuation allowance against net deferred tax assets as of September 30, 2018 was $40,597, an increase of $8,272 from $32,325 as of December 31, 2017.

The Company adopted the provisions of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” effective January 1, 2017. Deferred tax assets of $6,219 were recorded for previously unrecognized excess tax benefits as of December 31, 2016, which were offset by $6,219 of valuation allowance. Excess tax benefits of $51 and $762 were recognized in the provision for income taxes for the three and nine months ended September 30, 2018, respectively, which were offset by $51 and $762 of valuation allowance, respectively. Excess tax benefits of $296 and $1,397 were recognized in the provision for income taxes for the three and nine months ended September 30, 2017, respectively, which were offset by $296 and $1,397 of valuation allowance, respectively.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law. The provisions of the Act effective in 2018 have been recorded as applicable as of September 30, 2018.

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

Digimarc, Digimarc Barcode, Digimarc Discover and Guardian are registered trademarks of Digimarc Corporation.

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks and businesses around the world to automatically and reliably identify and interact with virtually any media. We have pioneered the Digimarc Intuitive Computing Platform (ICP), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of September 30, 2018. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations  relate to the three and nine months ended September 30, 2018 and all changes discussed with respect to such periods reflect changes compared to the three and nine months ended September 30, 2017.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	Percentages are percent of total revenue		Percentages are percent of total revenue
Revenue:
Service	57%	34%	60%	49%
Subscription	31	15	29	20
License	12	51	11	31
Total revenue	100	100	100	100
Cost of revenue:
Service	26	15	28	22
Subscription	10	7	9	8
License	3	1	3	2
Total cost of revenue	39	24	40	32
Gross profit	61	76	60	68
Operating expenses:
Sales and marketing	96	47	90	59
Research, development and engineering	83	47	76	57
General and administrative	50	28	47	35
Intellectual property	7	4	6	6
Total operating expenses	236	127	219	156
Operating loss	(175)	(51)	(158)	(88)
Other income, net	6	2	5	2
Loss before income taxes	(170)	(49)	(153)	(86)
Benefit (provision) for income taxes	(0)	(0)	(0)	0
Net loss	(170%)	(49%)	(153%)	(85%)

Summary

Total revenue for the three and nine month periods ended September 30, 2018 decreased 43% to $4.9 million and 22% to $16.0 million, respectively, compared to the corresponding three and nine month periods ended September 30, 2017, primarily as a result of lower license revenue.

Total operating expenses for the three and nine month periods ended September 30, 2018 increased 5% to $11.6 million and 10% to $34.9 million, respectively, compared to the corresponding three and nine month periods ended September 30, 2017, was due to higher investment in sales and marketing as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Revenue:
Service	$2,787	$2,986	$(199)	(7)%	$9,630	$9,935	$(305)	(3)%
Subscription	1,532	1,306	226	17%	4,554	4,171	383	9%
License	595	4,385	(3,790)	(86)%	1,781	6,249	(4,468)	(71)%
Total	$4,914	$8,677	$(3,763)	(43)%	$15,965	$20,355	$(4,390)	(22)%
Revenue (as % of total revenue):
Service	57%	34%			60%	49%
Subscription	31%	15%			29%	20%
License	12%	51%			11%	31%
Total	100%	100%			100%	100%

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

The decreases in service revenue for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to the timing of program work with the Central Banks.

Subscription. Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increases in subscription revenue for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were due to higher Digimarc Discover and Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue for the three month period ended September 30, 2018, compared to the corresponding three month period ended September 30, 2017, was primarily due to lower license revenue reflecting the impact of the $3.5 million upfront license fee and $0.3 million of royalties realized in the third quarter of 2017 from an existing licensee. In exchange for the upfront license fee, the company waived any future royalty obligations from this licensee in one of the licensed fields of use.

The decrease in license revenue for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, was primarily due to lower license revenue reflecting the impact of the $3.5 million upfront license fee realized in the third quarter of 2017 and $0.9 million of royalties realized in the first nine months of 2017 from an existing licensee.

Revenue by Geography

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,387	$1,153	$234	20%	$4,127	$3,907	$220	6%
International	3,527	7,524	(3,997)	(53)%	11,838	16,448	(4,610)	(28)%
Total	$4,914	$8,677	$(3,763)	(43)%	$15,965	$20,355	$(4,390)	(22)%
Revenue (as % of total revenue):
Domestic	28%	13%			26%	19%
International	72%	87%			74%	81%
Total	100%	100%			100%	100%

The increases in domestic revenue for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to higher Digimarc Discover and Digimarc Barcode revenue from our domestic customers.

The decrease in international revenue for the three month period ended September 30, 2018, compared to the corresponding three month period ended September 30, 2017, was primarily due to lower license revenue reflecting the impact of the $3.5 million upfront license fee and $0.3 million of royalties realized in the third quarter of 2017 from an existing licensee. In exchange for the upfront license fee, the company waived any future royalty obligations from this licensee in one of the licensed fields of use.

The decrease in international revenue for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, was primarily due to lower license revenue reflecting the impact of the $3.5 million upfront license fee realized in the third quarter of 2017 and $0.9 million of royalties realized in the first nine months of 2017 from an existing licensee.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and

•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Gross Profit:
Service	$1,486	$1,654	$(168)	(10)%	$5,218	$5,504	$(286)	(5)%
Subscription	1,052	695	357	51%	3,084	2,470	614	25%
License	441	4,256	(3,815)	(90)%	1,338	5,880	(4,542)	(77)%
Total	$2,979	$6,605	$(3,626)	(55)%	$9,640	$13,854	$(4,214)	(30)%
Gross Profit (as % of related revenue components):
Service	53%	55%			54%	55%
Subscription	69%	53%			68%	59%
License	74%	97%			75%	94%
Total	61%	76%			60%	68%

The decreases in total gross profit for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to lower license revenue.

The decreases in service gross profit as a percentage of service revenue for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were insignificant.

The increases in subscription gross profit as a percentage of subscription revenue for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to higher subscription revenue and lower operational costs.

The decreases in license gross profit as a percentage of license revenue for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to lower license revenue.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Sales and marketing	$4,741	$4,075	$666	16%	$14,385	$12,064	$2,321	19%
Sales and marketing (as % of total revenue)	96%	47%			90%	59%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended September 30, 2018, compared to the corresponding three month period ended September 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.5 million; and
•	increased marketing and professional fees of $0.1 million related to market development activities.

The increase in sales and marketing expenses for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $1.9 million; and
•	increased charges for infrastructure and centralized costs of $0.4 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.2 million.

Research, development and engineering

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Research, development and engineering	$4,069	$4,108	$(39)	(1)%	$12,074	$11,503	$571	5%
Research, development and engineering (as % of total revenue)	83%	47%			76%	57%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses for the three month period ended September 30, 2018, compared to the corresponding three month period ended September 30, 2017, was insignificant.

The increase in research, development and engineering expenses for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $0.5 million; and
•	increased charges for infrastructure and centralized costs of $0.2 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.1 million.

General and administrative

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
General and administrative	$2,447	$2,442	$5	0%	$7,495	$7,066	$429	6%
General and administrative (as % of total revenue)	50%	28%			47%	35%

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

The increase in general and administrative expenses for the three month period ended September 30, 2018, compared to the corresponding three month period ended September 30, 2017, was insignificant.

The increase in general and administrative expenses for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, was primarily due to:

•	increased headcount and compensation-related expenses of $1.0 million; and
•	increased depreciation and amortization expenses of $0.3 million; partially offset by
•

decreased charges for infrastructure and centralized costs of $0.6 million, which were allocated to sales and marketing and research, development and engineering due to increased headcount in those areas; and

•	decreased professional fees of $0.2 million.

Intellectual property

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Intellectual property	$328	$387	$(59)	(15)%	$948	$1,124	$(176)	(16)%
Intellectual property (as % of total revenue)	7%	4%			6%	6%

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

The decreases in intellectual property expenses for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to lower write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Cost of revenue	$134	$170	$(36)	(21)%	$456	$521	$(65)	(12)%
Sales and marketing	442	364	78	21%	1,198	1,074	124	12%
Research, development and engineering	367	379	(12)	(3)%	1,015	1,041	(26)	(2)%
General and administrative	846	784	62	8%	2,461	1,994	467	23%
Intellectual property	76	82	(6)	(7)%	215	242	(27)	(11)%
Total	$1,865	$1,779	$86	5%	$5,345	$4,872	$473	10%

The increases in stock-based compensation expense for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to the timing and amount of stock awards.

We anticipate incurring an additional $16,034 in stock-based compensation expense through September 2022 for awards outstanding as of September 30, 2018.

Other income, net

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)	2018	2017	(Decrease)	(Decrease)
Other income, net	$273	$174	$99	57%	$799	$408	$391	96%
Other income, net (as % of total revenue)	6%	2%			5%	2%

The increases in other income, net for the three and nine month periods ended September 30, 2018, compared to the corresponding three and nine month periods ended September 30, 2017, were primarily due to higher interest income as a result of higher interest rates on cash and investments.

Income Taxes

The benefit (provision) for income taxes for the nine month periods ended September 30, 2018 and 2017 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the nine month periods ended September 30, 2018 and 2017 were 0% and 1%, respectively, because we have a full valuation allowance recorded against our deferred tax assets.

The effective tax rate was not affected by our adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718),” because the excess tax benefit from stock-based compensation for the three and nine months ended September 30, 2018 of $51 and $762, respectively, were offset by $51 and $762 of valuation allowance, respectively. Excess tax benefits of $296 and $1,397 were recognized in the provision for income taxes for the three and nine months ended September 30, 2017, respectively, which were offset by $296 and $1,397 of valuation allowance, respectively. The valuation allowance against deferred tax assets as of September 30, 2018 was $40,597, an increase of $8,272 from $32,325 as of December 31, 2017.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act, (“the Act”), resulting in significant modifications to existing U.S. tax law. The provisions of the Act effective in 2018 have been recorded as applicable as of September 30, 2018. The Act is not expected to have a material impact on our financial condition, results of operations and cash flows in the foreseeable future.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2018, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	September 30,	December 31,
	2018	2017
Working capital	$51,403	$71,275
Current ratio (1)	16.0:1	15.1:1
Cash, cash equivalents and short-term marketable securities	$49,415	$67,738
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$49,415	$67,738

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $18.3 million decrease in cash, cash equivalents and marketable securities resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	proceeds from stock option exercises.

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

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and nine months ended September 30, 2018 and 2017.

Operating Cash Flow

The components of operating cash flows were:

	Nine	Nine
	Months	Months
	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Net loss	$(24,492)	$(17,401)	$(7,091)	(41)%
Non-cash items	6,949	6,671	278	4%
Changes in operating assets and liabilities	1,439	(3,288)	4,727	144%
Net cash used in operating activities	$(16,104)	$(14,018)	$(2,086)	(15)%

Cash flows used in operating activities for the nine month period ended September 30, 2018 increased by $2.1 million, compared to the corresponding nine month period ended September 30, 2017, primarily the result of a higher net loss, partially offset by changes in operating assets and liabilities. The higher net loss was primarily as a result of lower license revenue, and higher operating expenses in sales and marketing. The changes in operating assets and liabilities were primarily due to increased collections of accounts receivable.

Cash flows provided by investing activities for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, decreased by $1.9 million from $11.6 million to $9.7 million, primarily as a result of lower net maturities of marketable securities.

Cash flows from financing activities for the nine month period ended September 30, 2018, compared to the corresponding nine month period ended September 30, 2017, decreased by $17.1 million from $16.4 million provided to $0.6 million used, primarily as a result of the sale of common stock in a registered direct public offering in June 2017.

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

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	our assumptions and expectations related to stock awards;
•	anticipated effect of our adoption of accounting pronouncements and the Tax Cuts and Jobs Act;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	our estimates, judgements and assumptions related to impairment testing;
•	variability of contracted arrangements;
•	business opportunities that could require that we seek additional financing and our ability to do so;
•	the size and growth of our markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•

capital market conditions, our expectations regarding credit risk exposure, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	the adoption of our technology and success of our products, including Digimarc Discover, Digimarc Barcode and Digimarc Guardian;
•	our ability to innovate and enhance our competitive differentiation;
•	protection, development and monetization of our intellectual property portfolio; and
•	our beliefs related to legal proceedings and claims arising in the ordinary course of business.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A. “Risk Factors” of our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of the following risks and uncertainties develops into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2018, there have been no material changes to the risk factors set forth in our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2018:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2018 to July 31, 2018	—	$—	—	$—
Month 2
August 1, 2018 to August 31, 2018	17,294	$28.80	—	$—
Month 3
September 1, 2018 to September 30, 2018	2,423	$29.55	—	$—
Total	19,717	$28.89	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1

Digimarc Corporation 2008 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A with respect to the 2014 annual meeting of shareholders filed with the SEC on March 21, 2014 (SEC File No. 001-34108))

10.2

Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A with respect to the 2018 annual meeting of shareholders filed with the SEC on March 21, 2018 (SEC File No. 001-34108))

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

Date: November 1, 2018	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)