Form 10-K
period 2018-12-31
Digimarc CORP
filed 2019-02-22
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 29, 2018), was approximately $307 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 18, 2019, 12,134,550 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2019 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

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

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. We have pioneered the Digimarc Intuitive Computing Platform (ICP), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that are detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information. Quality management tools, specifications, education and training resources support ICP and enable the growing ecosystem of alliances and developers to build a variety of applications including solutions that:

•	Improve the speed of retail checkout;
•	Provide simple and intuitive mobile customer engagement experiences in stores and at home;
•	Improve inspection rates on manufacturing lines for quality control processes;
•	Provide efficient and reliable identification of consumer packaged goods by retail associates in stores for inventory management and restocking;
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

In October 2010, we entered into a patent licensing arrangement with IV Digital Multimedia Inventions, LLC, a Delaware limited liability company affiliated with Intellectual Ventures (“IV”), pursuant to which we granted an exclusive license to sublicense, subject to pre-existing encumbrances and a grant-back license, an aggregate of approximately 900 of the 1,200 patents and applications held by us at the time the agreement was entered into, as noted below in the section titled “Technology and Intellectual Property.” The number of patents and applications licensed to IV is now approximately 480. Through ongoing development, our portfolio that was not licensed to IV has grown to over 665 patents and applications.

In December 2012, we entered into a renewal and extension through 2024 of the Counterfeit Deterrence System Development and License Agreement with the Central Banks, with a 5-year extension option.

In January 2014, we introduced Digimarc Barcodes for use in consumer product packaging. These Digimarc Barcodes can contain the same or even more information found in traditional universal product codes (“UPC”). The UPC information is nearly imperceptible and repeated multiple times over the entire package surface making checkout faster and easier for both customers and cashiers. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. Since then, additional scanner vendors and other alliance partners have announced support for Digimarc Barcode. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

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

In April 2018, Digimarc announced a new 15-year partnership with Microsoft. The partnership includes the integration of Digimarc scanning software into Windows, as part of the Windows 10 update. The two companies have a history of working together to improve retailer operational efficiency and increase consumer engagement with products.

In May 2018, Digimarc announced its support of SmartLabel® and the availability of Digimarc Barcode scanning capabilities within the SmartLabel app. The SmartLabel program was developed by the Grocery Manufacturers Association (GMA) and the Food Marketing Institute (FMI) to give consumers a way to digitally access more detailed product information than could fit on a package. Most recently, Digimarc Barcode has been adopted by the U.S. Department of Agriculture as an approved digital disclosure method for products and packaging containing bioengineered food, commonly referred to as “GMOs.” The National Bioengineered Food Disclosure Standard was published in December 2018 after a review and comment period lasting more than two years. The regulations include provisions for label disclosure of food products containing genetically modified organisms, which went into effect on February 19, 2019. Consumer goods manufacturers and private label retailers can use Digimarc Barcode as a one-source solution to satisfy both their voluntary SmartLabel® program participation and mandatory bioengineering disclosures.

In October 2018, Digimarc previewed Signal Rich™ Art at Adobe Max. The Signal Rich art tools under development employ breakthrough advances in imaging science, machine vision and artificial intelligence to create artwork where machine-readable codes become native, inherent in, and inseparable from the design.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from development services, subscriptions for products and services, and licensing of our technology and patents. During 2018, we generated the majority of our revenue from development services under a long-term contract with the Central Banks and from subscriptions for our products and related services.

In 2018, revenue from government contracts accounted for 66% of our total revenue. The Central Banks accounted for substantially all revenue generated under our government contracts. Our government contracts typically span one or more base years and multiple option periods. Government customers generally have the right to not exercise option periods. As part of our work with government customers, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Government contract laws and regulations affect how we do business with our government customers and, in some instances, impose added costs on our business.

Information about customers that accounted for 10% or more of revenue in the last two years is included in Note 3 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to government and commercial customers and license our technology and patented inventions to solution providers. Our largest government customer is the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency using personal computers and digital reprographics for the last 20 years. We sell our products and services to commercial customers for use in a wide range of applications providing for improved auto-identification of media. For instance, we provide solutions to the retail and consumer package goods industry that drive efficiency and reliability in product identification, and in the publishing industry we provide solutions that reduce piracy of books, images and other materials. We also license our technology and inventions to solution providers who provide identification solutions to the media and entertainment industry. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on our technology as a cost-effective means to:

•	deter piracy and illegal use of movies, music, and other media;
•	protect entertainment content from copyright infringement;
•	track and monitor entertainment content for rights usage and licensing compliance;
•	monitor advertisements to verify ad placement and measure return on investment;
•	enhance information access, search and provide marketing capabilities related to media content; and
•	enable authorized use of content by consumers.

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

Our current patent licensees include, among others, AlpVision SA, IV, Kantar SAS, NexGuard Labs B.V., Nielsen, OverDrive, Inc., Signum Technologies, Teletrax B.V., Verance Corporation and Verimatrix, Inc.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes.

Many of our patents relate to various methods for enhancing and reading digital information in packaging, images, video, and audio, whether the content is rendered in analog or digital formats. The digital information is generally embedded by making subtle modifications to the fundamental elements of the content itself, generally at a signal processing level. The changes necessary to apply this information are so subtle that they are generally not noticeable by people during normal use. Because the message is carried by the content itself, it is file-format independent. The embedded digital information generally survives most normal content transformations, including compression, edits, rotation, scaling, re-sampling, file-format transformations, copying, scanning and printing.

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of December 31, 2018. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

For a discussion of activities and costs related to our research and development in the last two years, please read “Research, development and engineering” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Markets

Our patented inventions are used in various media identification and management products and solutions supporting a variety of media objects, from movies and music to banknotes, secure credentials and consumer packaged goods. Each media object enabled by our inventions creates the potential for several applications, such as:

•	retail point of sale transaction processing;

•	track and trace of products within the supply chain;
•	quality control in manufacturing processes;
•	counterfeiting and piracy deterrence;
•	online e-publication piracy protection;
•	content identification and media management;
•	authentication and monitoring;
•	linking to networks and providing access to information; and
•	enhanced services in support of mobile commerce.

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2018 will generate a minimum of $30 million in revenue, compared to $28 million as of December 31, 2017. We expect approximately $16 million of the $30 million to be recognized as revenue during 2019.

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

The mix of these factors, among others, dictates whether our backlog increases or decreases for any given period. Our backlog may not result in actual revenue in any particular period, because the orders, awards and contracts included in our backlog may be subject to modification, cancellation or suspension. We may not realize revenue on certain contracts, orders or awards included in our backlog, or the timing of any realization may change.

Employees

At December 31, 2018, we had 213 full-time employees, including 81 in sales, marketing, operations and customer support; 100 in research, development and engineering, including intellectual property; and 32 in finance, administration, information technology and legal.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

We make available free of charge through our website at www.digimarc.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission (the “SEC”).

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

While the Company’s legacy business remains strong, our primary sources of revenue growth—Digimarc Discover and Digimarc Barcode—are subject to the market forces and adoption curves common to other disruptive technologies. The market is in its early stages of development. Our revenue model anticipates annual subscriptions will be the primary source of our income. If widespread adoption of Digimarc Discover and Digimarc Barcode takes longer than anticipated, we will continue to experience operating losses.

We expect companies marketing competing technologies to compete vigorously in the marketplace, and to seek to preserve their market share. To the extent these companies succeed in defending their market position, our ability to achieve profitable operations will be impeded.

With respect to anticipated sales growth and prospects for our Digimarc Discover and Digimarc Barcode products and services, our three major avenues for revenue generation include direct sales, web sales, and channel partners. Our growing direct sales force is relatively new, with an average tenure of less than three years with the Company. The redesign of our website to facilitate web-based sales is evolving. Most of our channel partners are relatively new to our products. Thus, the anticipated sources of revenue growth for Digimarc Discover and Digimarc Barcode are unproven. We are executing strategies intended to make each of these means of revenue generation more effective, but we provide no assurance that we will execute these strategies successfully.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by channel partners to their members and customers, and implementation of our technology in solutions propagated by channel partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting Digimarc Discover and Digimarc Barcode. We have entered into agreements with numerous channel partners to propagate and support Digimarc Discover and Digimarc Barcode, including brand deployment and pre-media service providers Southern Graphics Systems, LLC, Schawk,

Inc., Sun Branding Solutions, and Diadeis, and consumer packaging solutions companies WestRock Company and Berry Plastics Group, Inc., all of which offer Digimarc Barcode services to national and store brand owners and consumer products suppliers; HP, Inc., who can perform large scale serialization of unique identifiers; Perrigo Company, the world’s largest manufacturer of over-the-counter pharmaceutical products for the store brand market, to improve point-of-sale efficiency for retailers and provide consumers easier access to product information from enabled ‘smart’ labels; and platforms which provide unprecedented consumer engagement via smartphones, such as Shazam Entertainment Limited. Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, are collaborating to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US educates, trains and provides access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US are working to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. Digimarc has also entered into a similar collaboration with GS1 Germany. We provide no assurance that these collaborations will successfully generate revenue for our business.

If our channel partners are not successful in advocating and deploying our technology, we may not be able to achieve and sustain profitable operations. If other business partners who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to successfully collaborate with third parties or to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology will be adversely affected. Consequently, our ability to increase revenue could be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek and employ alternative technologies.

(3) If leading companies in the retail and consumer products industries or standard-setting bodies or institutions downplay, minimize or reject the use of our technology, our product deployment may be slowed and we may be unable to achieve profitable operations.

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

•	intense competition from existing and new technologies and rapid technological change could adversely affect the market’s acceptance of our existing and new products and services;
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

We derive a significant portion of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our licensees participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in bookings/revenues forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue recognized in any given quarter or year, resulting in reduced and less predictable revenue and adversely affecting profitability.

We are expanding into new markets, which involve inherent risk and unpredictability. With the proliferation of smartphones and increased consumer demands for product information, we have investigated other technologies that may provide attractive future opportunities. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the watermarking field. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned in these other opportunities. Accordingly, it may be difficult for us to achieve success in other technologies we might pursue.

(6) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 74% of our revenue for the year ended December 31, 2018. Most of our revenue comes from our contract with the Central Banks, which expires in 2024 with the possibility of a five-year extension. Other contracts we enter into may contain termination for convenience provisions. If we were to lose any such contract for any reason, or if our relationship with these customers or the Central Banks were materially modified, our financial results would be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) We were not profitable in 2017 or 2018 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2017 and 2018 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

Returning to and maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks, and to acquire new customers for Digimarc Discover, Digimarc Barcode and Digimarc Guardian. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins and profitability.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2018 and 2017 and concluded there was no impairment for either period. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. In 2014, we recorded a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2018 and 2017, we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized.

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

•

Object and image recognition—one or several pre-specified or learned objects or object classes that can be recognized, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene;

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

As we work to achieve market acceptance of our products and services, new developments are expected to continue, and discoveries by others, including current and potential competitors, could render our services and products uncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from those products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have stronger brand recognition and greater technical, financial, marketing and political resources than we do. These attributes could enable these companies to have more success in the market than we have, either by providing better products or better pricing than we can provide. We may be unable to compete successfully against current or future participants in our market or against alternative technologies, and the competitive pressures we face may have a materially adverse effect on our financial position, results of operations or cash flows.

(10) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

We believe that revenue from sales of products and services to commercial, governmental and other customers outside the U.S. could represent a growing percentage of our total revenue in the future. Digimarc Discover is not bounded geographically, and we believe Digimarc Barcode will see global deployment. As such, certain contracts may be made and performed, in whole or in part, outside of the U.S. Similarly, for Digimarc Guardian, we perform certain functions in various jurisdictions outside of the U.S. International operations are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., or expose us to additional expense or liabilities, including the following:

•	difficulties and costs of staffing, developing and managing foreign operations as a result of distance, language and cultural differences;
•	the effect of laws governing our business, employee and contractor relationships, and the existence of workers’ councils and labor unions in some jurisdictions;
•	changes in foreign government regulations and security requirements;
•	export license requirements, tariffs, retaliatory trade measures and domestic or foreign taxes;
•	trade barriers;
•	difficulty in protecting intellectual property;
•	longer payment cycles than those for customers in the U.S.;
•	difficulty in collecting accounts receivable;
•	currency fluctuations; and
•	political and economic uncertainty or instability.

We do not have an extensive operational infrastructure for international business. We generally depend on local or international business partners and subcontractors for performance of substantial portions of our business. If we fail to comply with the many international laws and regulations to which we may be subject, we may be subject to significant fines, penalties or liabilities for noncompliance. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international programs in these markets. In addition, if foreign customers, in particular foreign government authorities, terminate or delay the implementation of our products and services, it may be difficult for us, or we may not be able, to recover our potential losses.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain new personnel in the future. It may not be practical for us to match the compensation some of our employees could be offered by other employers. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance or operating results. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ or decline employment offers. Moreover, our business is based in large part on patented technology, that is a unique and sophisticated signal processing technology. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial position, results of operations or cash flows.

(12) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We acquired Attributor Corporation (“Attributor”) in December 2012, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets or otherwise offer growth opportunities. The pursuit of potential acquisitions or other strategic transactions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions or strategic transactions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. We may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	the inability to maintain relationships with customers and partners of the acquired business;
•	the need to implement additional controls, procedures and policies;
•	entry into geographic markets in which we have little or no prior experience, and challenges caused by distance, language and cultural differences;
•	differences in foreign labor and employment laws, including classification of employees and contractors;
•	disruption of our ongoing business;

•	the potential loss of key employees; and
•	use of substantial portions of our available cash to consummate the acquisition.

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

Changes in the U.S. and foreign patent laws, or in the interpretation of existing laws, may adversely affect our ability to secure or enforce patents. For example, the U.S. Supreme Court issued a decision in 2014 limiting patent eligibility of computer implemented inventions. The Leahy-Smith America Invents Act of 2011 (the “America Invents Act”) also codifies several changes to the U.S. patent laws, including the creation of a post-grant inter partes review process to challenge patents after they have issued. The America Invents Act allows third parties to petition the U.S. Patent and Trademark Office or comparable government authorities in other jurisdictions to review and reconsider the patentability of any of our inventions claimed in our issued patents. Any such proceeding may result in one or more of our patent claims becoming limited, or being invalidated altogether. Additionally, certain foreign jurisdictions may not recognize or enforce our patents in those jurisdictions. A limitation or invalidation of our patent claims could adversely affect our financial position and our operating results.

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012, and the patents in our portfolio expire at various times between 2019 and 2038. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to develop our patent portfolio, but we do not assure you that we will be able to exploit newer patents to the extent that we have exploited our earlier patents.

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
•

the possibility that in the course of such litigation, the defendant may challenge the validity of our patents, which could result in a re-examination or post grant review of our patents and the possibility that the claims in our patents may be limited in scope or invalidated altogether;

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

Our market is characterized by new and evolving technologies. The success of our business will depend on our ability to develop and integrate new technologies effectively and address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner. Our ability to compete in our markets will depend in part on our ability to:

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

(19) The security systems used in our business and our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

We may be subject to outages or disruptions of our infrastructure, including information technology system failures and network disruptions. Substantially all of our owned computer and communications hardware is located at a single facility. We also use third-party cloud service providers, which are also susceptible to outages and disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

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

(22) Consolidation of consumer product companies and/or retailers, or other concentration of market share among a few consumer products companies and/or retailers, may reduce the number of potential customers for our technology and put pressure on our pricing structure.

The consumer products and retailer markets in some geographic regions are dominated by a few large companies. These companies have in the past increased their market share and may continue to do so in the future by expanding through acquisitions. In the future, if significant acquisitions were to occur there may be fewer potential customers for our technology. Additionally, larger companies have strengthened purchasing power, which could force a decline in our pricing structure and decrease the margins we can realize.

(23) Data breaches and cyber-attacks or cyber-fraud could compromise our intellectual property or other sensitive information or result in losses.

We maintain sensitive data on our networks and the networks of our business partners and third-party providers, including proprietary and confidential information relating to our intellectual property, personnel, and business, and that of our customers and third-party providers. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking, phishing, and other attempts to gain unauthorized access or engage in fraudulent behavior. Our policies and security measures cannot guarantee security, and our information technology infrastructure, including our networks and systems, may be vulnerable to data breaches, cyber-attacks or fraud. Third parties may attempt to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. We may be subject to the risk of third parties falsifying invoices and similar fraud, frequently by obtaining unauthorized access to our vendors’ and business partners’ networks.

In some circumstances, we may partner with third-party providers and provide them with certain sensitive data. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, this sensitive data may be improperly accessed, used or disclosed. These data breaches and any unauthorized access or disclosure of sensitive data could compromise our intellectual property, expose sensitive business information and subject us to liability.

The increase in cyber-attacks has resulted in an increased focus on cybersecurity by various government agencies. Cyber-attacks or any investigation or enforcement action related to cybersecurity could cause us to incur significant remediation costs, disrupt key business operations, and divert attention of management and key information technology resources. We may incur loss as a result of cyber-fraud, such as those experienced by companies making unauthorized payments, irrespective of robust internal controls. Our reputation, brand, and business could be harmed, and we could be subject to third-party claims in the event of such a security breach.

(24) Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules, or guidance relating to interpretation and adoption of these rules, could have a significant effect on our financial results and could affect portions of our business differently.

RISKS RELATED TO OUR CAPITAL STOCK

(25) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

The price of shares of our common stock may fluctuate as a result of changes in our operating performance or prospects and other factors. Some specific factors that may have a significant effect on the price of shares of our common stock include:

•	the public’s reaction to our public disclosures;
•	actual or anticipated changes in our operating results or future prospects;
•	potential unfavorable changes from originally reported royalties by customers resulting from an audit performed by us or a third party, or self-corrected by the customer;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	impact of acquisitions on our liquidity and financial performance;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles applicable to us;
•	conditions of the industry as a result of changes in financial markets or general economic or political conditions;
•	the failure of securities analysts to cover our common stock in the future, or changes in financial estimates by analysts;
•	changes in analyst recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;
•	changes in the amount of dividends paid, if any;
•	changes in our financing strategy or capital structure;
•	future issuances of our common stock or the perception that future sales could occur; and
•	volatility in the equity securities market.

(26) Our common stock price may increase or decrease on material news or developments.

As a thinly-traded microcap company, volatility in the equity securities market may disproportionately cause swings in our stock price, upward and downward, on positive and negative developments or based on market fluctuations. We believe that computerized trading exacerbates fluctuations in our stock price.

(27) Our corporate governance documents and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

Our articles of incorporation, bylaws and Oregon law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include supermajority voting requirements for shareholders to amend our organizational documents and limitations on actions by our shareholders by written consent. In addition, our Board of Directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Oregon law restricts the ability to vote shares of stock acquired in a transaction that causes the acquiring person to control at least one-fifth, one-third or one-half of the votes entitled to be cast in the election of directors (a “control share acquisition”). Shares acquired in a control share acquisition have no voting rights except as authorized by a vote of the shareholders. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

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

In February 2015, we entered into a new facilities lease agreement for a facility in San Mateo, California, which is approximately 5,400 square feet in size, with a lease term through March 2020 for rent payments totaling $1.0 million, payable in monthly installments. We currently sublease this facility to a third party with a lease term through March 2020.

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

At February 18, 2019, we had 276 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We withhold (purchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2018:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2018 to October 31, 2018	—	$—	—	$—
Month 2
November 1, 2018 to November 30, 2018	17,116	$20.47	—	$—
Month 3
December 1, 2018 to December 31, 2018	2,423	$20.12	—	$—
Total	19,539	$20.43	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables included in this section may not sum to 100% due to rounding.

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. We have pioneered the Digimarc Intuitive Computing Platform (ICP), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that are detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products, including Digimarc Discover, Digimarc Barcode and Digimarc Guardian, and to continue to expand our intellectual property portfolio. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of December 31, 2018. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

Revenue recognition: We adopted ASC 606 “Revenue from Contracts with Customers” using the cumulative effect method with an effective date of January 1, 2018.  Therefore, the comparative period information prior to January 1, 2018 has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition” and ASC 985 “Software.”

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

We derive our revenue primarily from professional services, subscriptions and licensing of our intellectual property.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

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

•

License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream. License fees are typically paid in advance and recognized when the customer has the right to the intellectual property and the license period has begun, and royalties are typically billed in arrears and recognized in the quarter in which the royalty was earned.

Some customer arrangements contain multiple performance obligations such as professional services, software licenses, and maintenance and support fees.  We account for individual products and services separately if they are distinct.  To determine the transaction price, we consider the terms of the contract and our customary business practices.  Some contracts may contain variable consideration.  In those cases, we estimate the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts.  As part of this assessment, we will evaluate whether any of the variable consideration is constrained and if it is we will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, we estimate the standalone selling price based on reasonably available information, including market conditions, specific factors affecting us, and information about the customer.  For distinct products and services, we typically recognize the revenue associated with these performance obligations as they are delivered to the customer.  For performance obligations which are not considered distinct, we typically recognizes revenue over the term of the contract as the customer simultaneously receives and consumes the goods and services as we perform them.

ASC 605 and ASC 985

For the comparative period prior to January 1, 2018, revenue was recognized under ASC 605 and ASC 985 when the following four criteria were met:

(i)	persuasive evidence of an arrangement exists,
(ii)	delivery has occurred,
(iii)	the fee is fixed or determinable, and
(iv)	collection is reasonably assured or probable.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

Results of Operations—the Years Ended December 31, 2018 and December 31, 2017

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Revenue:
Service	$12,774	$12,936
Subscription	6,041	5,519
License	2,377	6,758
Total revenue	21,192	25,213
Cost of revenue:
Service	5,922	5,792
Subscription	1,907	2,264
License	597	502
Total cost of revenue	8,426	8,558
Gross profit	12,766	16,655
Operating expenses:
Sales and marketing	19,140	16,636
Research, development and engineering	15,971	15,435
General and administrative	9,897	9,680
Intellectual property	1,282	1,469
Total operating expenses	46,290	43,220
Operating loss	(33,524)	(26,565)
Other income, net	1,057	588
Loss before income taxes	(32,467)	(25,977)
Benefit (provision) for income taxes	(39)	206
Net loss	$(32,506)	$(25,771)

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
	Percentages are percent of total revenue
Revenue:
Service	60%	51%
Subscription	29	22
License	11	27
Total revenue	100	100
Cost of revenue:
Service	28	23
Subscription	9	9
License	3	2
Total cost of revenue	40	34
Gross profit	60	66
Operating expenses:
Sales and marketing	90	66
Research, development and engineering	75	61
General and administrative	47	38
Intellectual property	6	6
Total operating expenses	218	171
Operating loss	(158)	(105)
Other income, net	5	2
Loss before income taxes	(153)	(103)
Benefit (provision) for income taxes	(0)	1
Net loss	(153%)	(102%)

Summary

Total revenue decreased $4.0 million, or 16%, to $21.2 million, primarily as the result of lower license revenue. License revenue was lower reflecting the impact of the $3.5 million upfront license fee realized in the third quarter of 2017 and $0.9 million of royalties realized in the first nine months of 2017 from the licensee. In exchange for the upfront license fee, we waived any future royalty obligations from this licensee in one of the licensed fields of use.

Total operating expenses increased $3.1 million, or 7%, to $46.3 million, reflecting higher investment, in sales and marketing, primarily headcount related costs, as we continue to address important opportunities in market development and delivery of Digimarc Discover and Digimarc Barcode.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenue:
Service	$12,774	$12,936	$(162)	(1)%
Subscription	6,041	5,519	522	9%
License	2,377	6,758	(4,381)	(65)%
Total	$21,192	$25,213	$(4,021)	(16)%
Revenue (as % of total revenue):
Service	60%	51%
Subscription	29%	22%
License	11%	27%
Total	100%	100%

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

The decrease in service revenue was primarily due to lower volume of program work with the Central Banks. The volume of program work can vary year to year depending on the program roadmap governed by the Central Banks.

Subscription. Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increase in subscription revenue was due to higher Digimarc Discover and Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue. Digimarc Discover and Digimarc Barcode revenue increased due to contracts with new customers during the year and escalating annual fees from existing customers. Digimarc Guardian revenue declined largely due to one customer contract termination during the year.

License. License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties as our income stream.

The decrease in license revenue was primarily due to the impact of the $3.5 million upfront license fee we realized in the third quarter of 2017 and $0.9 million of royalties realized in the first nine months of 2017 from the licensee. In exchange for the upfront license fee, we waived any future royalty obligations from this licensee in one of the licensed fields of use.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$5,573	$5,116	$457	9%
International	15,619	20,097	(4,478)	(22)%
Total	$21,192	$25,213	$(4,021)	(16)%
Revenue (as % of total revenue):
Domestic	26%	20%
International	74%	80%
Total	100%	100%

The increase in domestic revenue was primarily due to higher Digimarc Discover and Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue from domestic customers.

The decrease in international revenue was primarily due to lower license revenue reflecting the impact of the $3.5 million upfront license fee realized in the third quarter of 2017 and $0.9 million of royalties realized in the first nine months of 2017 from the licensee.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to development and consulting contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support;
•	amortization of existing technology acquired in the acquisition of Attributor Corporation; and
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Gross Profit:
Service	$6,852	$7,144	$(292)	(4)%
Subscription	4,134	3,255	879	27%
License	1,780	6,256	(4,476)	(72)%
Total	$12,766	$16,655	$(3,889)	(23)%
Gross Profit (as % of related revenue components):
Service	54%	55%
Subscription	68%	59%
License	75%	93%
Total	60%	66%

The decrease in total gross profit was primarily due to lower license revenue.

The decrease in service gross profit as a percentage of service revenue was insignificant.

The increase in subscription gross profit as a percentage of subscription revenue was primarily due to higher subscription revenue and completion of amortization of our acquired intangible assets.

The decrease in license gross profit as a percentage of license revenue was primarily due to lower license revenue.

Operating expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Sales and marketing	$19,140	$16,636	$2,504	15%
Sales and marketing (as % of total revenue)	90%	66%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was due primarily to:

•	increased headcount and compensation-related expenses of $2.2 million;
•	increased charges for infrastructure and centralized costs of $0.5 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.3 million.

Research, development and engineering

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Research, development and engineering	$15,971	$15,435	$536	3%
Research, development and engineering (as % of total revenue)	75%	61%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:
•	investigation of new digital watermarking algorithms to increase robustness and/or computational efficiency;
•	research of mobile device usage models and imaging sub-systems in camera-phones;
•	industry conference participation and authorship of papers for industry journals;
•	survey and study of human and computer interaction models with a focus on mobile devices and modeling of intent;
•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;
•	research in multi-spectral analyses, machine learning, machine readable indicia and other content identification technologies;
•	development of metadata ranking algorithms for matching Internet file content against reference database; and
•	investigation of substrates, printing techniques, and printing technology relating to consumer packaged goods and thermal labels.
•	Platform Development:
•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;
•	mobile platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);
•	mobile platform optimization involving usage of multiple sensors simultaneously;
•	embedded systems platform creation and tuning for barcode scanners, thermal label printers, and machine vision environments;
•	tuning big data analytics transformation and metrics aggregation engine;
•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and
•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:
•

delivery and enhancement of Digimarc Barcode for an expanding list of applications, including packaging for consumer packaged goods, thermal labels for fresh foods, and machine vision applications for manufacturing and recycling;

•	improvements to the Digimarc Barcode Manager to provide campaign management and routing services for the Digimarc Discover platform;
•	maintenance of the web-hosted image enhancement service in support of Digimarc Discover platform;
•	development and optimization of production level image enhancement tools and quality control services;
•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms; and
•	development of real-time analytics portal to support anti-piracy services for the publishing industry.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	charges for infrastructure and centralized costs of facilities and information technology;
•	payments to outside contractors; and
•	the purchase of materials and services for product development.

The increase in research, development and engineering expenses was due primarily to:

•	increased headcount and compensation-related expenses of $0.5 million; and
•	increased charges for infrastructure and centralized costs of $0.2 million due to increased costs and headcount; partially offset by
•	decreased recruiting costs of $0.1 million.

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative	$9,897	$9,680	$217	2%
General and administrative (as % of total revenue)	47%	38%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses was due primarily to:

•	increased compensation-related expenses of $1.0 million;
•	increased depreciation and amortization expenses of $0.3 million; partially offset by
•

decreased charges for infrastructure and centralized costs of $0.7 million, which were allocated to sales and marking and research, development and engineering due to increased headcount in those areas; and

•	decreased professional fees of $0.3 million.

Intellectual property

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Intellectual property	$1,282	$1,469	$(187)	(13)%
Intellectual property (as % of total revenue)	6%	6%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of attorneys and legal assistants;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

The decrease in intellectual property expenses was primarily due to lower write-offs of abandoned patent costs of $0.2 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of revenue	$613	$663	$(50)	(8)%
Sales and marketing	1,649	1,440	209	15%
Research, development and engineering	1,361	1,359	2	0%
General and administrative	3,386	2,974	412	14%
Intellectual property	289	321	(32)	(10)%
Total	$7,298	$6,757	$541	8%

The increase in stock-based compensation expense was due primarily to increased headcount and the timing and amount of stock awards.

We anticipate incurring an additional $14,055 in stock-based compensation expense through December 31, 2022 for awards outstanding as of December 31, 2018.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Other income, net	$1,057	$588	$469	80%
Other income, net (as % of total revenue)	5%	2%

The increase in other income, net was primarily due to higher interest income as a result of higher interest rates on cash and investments, partially offset by a lower level of cash and investments.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2018, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2018 was $42.3 million, an increase of $10.0 million from $32.3 million as of December 31, 2017. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2018, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2017, our effective tax rate was 1%, reflecting the recognition of alternative minimum tax (“AMT”) credit carryforwards and a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2017 was $32.3 million, an increase of $7.4 million from $24.9 million as of December 31, 2016.

The U.S. enacted tax reform legislation on December 22, 2017 commonly known as the Tax Cuts and Jobs Act (“the Act”), resulting in significant modifications to existing U.S. tax law.  Accounting for the income tax effects of the Act has been completed and included in our financial statements as of December 31, 2017. As a result of the Act, we recorded a one-time tax provision and corresponding reduction to valuation allowance of $10.5 million, which consisted primarily of the remeasurement of deferred tax assets and liabilities from a tax rate of 35% to a tax rate of 21%. The future impact of the Act is not expected to have a material effect on our financial results and cash flows in the foreseeable future because we have a full valuation allowance recorded against our deferred tax assets.

Liquidity and Capital Resources

	December 31,	December 31,
	2018	2017
Working capital	$45,326	$71,275
Current ratio (1)	11.5:1	15.1:1
Cash, cash equivalents and short-term marketable securities	$43,656	$67,738
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$43,656	$67,738

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $24.1 million decrease in cash, cash equivalents and marketable securities at December 31, 2018 from December 31, 2017 resulted primarily from:

•	cash used in operations,
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2018 and 2017.

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Net loss	$(32,506)	$(25,771)	$(6,735)	(26)%
Non-cash items	9,441	9,183	258	3%
Changes in operating assets and liabilities	1,855	(1,023)	2,878	281%
Net cash used in operating activities	$(21,210)	$(17,611)	$(3,599)	(20)%

Cash flows used in operating activities in 2018 compared to 2017 increased by $3.6 million, primarily as a result of a higher net loss, partially offset by changes in operating assets and liabilities. The higher net loss was primarily as a result of lower license revenue and higher operating expenses. The changes in operating assets and liabilities were primarily due to increased collections of accounts receivable reflecting the impact of the $3.5 million upfront license fee realized in 2017.

Cash flows from investing activities

Cash flows provided by investing activities in 2018 compared to 2017 decreased by $10.5 million, from $19.0 million to $8.5 million, primarily as a result of lower net maturities of marketable securities.

Cash flows from financing activities

Cash flows from financing activities in 2018 compared to 2017 decreased by $28.6 million, from $27.8 million provided to $0.8 million used, primarily as a result of the sale of common stock in connection with our registered direct offerings in 2017.

Future cash expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We have a $100 million shelf registration statement in place, of which $17.8 million and $12.0 million were allocated for sales of our common stock in connection with our registered direct offerings in June 2017 and November 2017, respectively. This shelf registration statement has $70.2 million remaining for future issuance and expires in June 2020. We may use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms.

Contractual Obligations

We are party to operating leases in Beaverton, Oregon and San Mateo, California.

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

Off-Balance Sheet Arrangements

Other than the leases noted below, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We are party to operating leases for our facilities in Beaverton, Oregon and San Mateo, California. In July 2015, we entered into an amendment with the landlord of our corporate offices in Beaverton, Oregon to extend the lease term through March 2024, with remaining rent payments totaling $4.2 million, payable in monthly installments. In February 2015, we entered into a new facilities lease agreement in San Mateo, California with a lease term through March 2020, with remaining rent payments totaling $0.3 million, payable in monthly installments.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations, including our belief that international revenue could represent a growing percentage of total revenue in the future;
•	anticipated successful advocacy of our technology by our channel partners;
•	our belief regarding the global deployment of our products;
•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, sales growth initiatives and development of new market opportunities;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	our assumptions and expectations related to stock awards;
•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;
•	anticipated effect of our adoption of accounting pronouncements and the Tax Cuts and Jobs Act;
•	our beliefs regarding our critical accounting policies;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	our estimates, judgements and assumptions related to impairment testing;
•	variability of contracted arrangements;
•	business opportunities that could require that we seek additional financing and our ability to do so;
•	the size and growth of our markets and our assumptions and beliefs related to those markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•	the effect of computerized trading on our stock price;
•

capital market conditions, our expectations regarding credit risk exposure, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•	our use of cash, cash equivalents and marketable securities in upcoming quarters;
•	the adoption of our technology and success of our products, including Digimarc Discover, Digimarc Barcode and Digimarc Guardian;
•	our ability to innovate and enhance our competitive differentiation;

•	our beliefs related to our existing facilities;
•	protection, development and monetization of our intellectual property portfolio;
•	our beliefs related to our relationship with our employees;
•	our beliefs regarding cybersecurity incidents;
•	our beliefs related to certain provisions in our bylaws and articles of incorporation;
•	our beliefs related to legal proceedings and claims arising in the ordinary course of business; and
•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K.   These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective.

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

Because of inherent limitations, any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Digimarc Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 22, 2019

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2019 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Director Compensation” and “Management.”

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

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

*10.4

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011, February 20, 2014 and March 27, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28, 2015 (File No. 001-34108))

*10.5

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.6	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck, Rodriguez and Arana

10.7

Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.8

Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.9

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.10

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.11

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

Exhibit Number	Exhibit Description
10.15

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K, filed with the Commission on April 28, 2016 (File No. 001-34108))(4)

*10.16

Employment Agreement, effective as of September 1, 2017, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 6, 2017 (File No. 001-34108))

*10.17

Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 21, 2018 (File No. 001-34108))

*10.18	Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2018 Incentive Plan

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

DIGIMARC CORPORATION

Date: February 22, 2019	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS	Chief Executive Officer and Chairman of the Board of Directors	February 22, 2019
Bruce Davis	(Principal Executive Officer)

/S/ CHARLES BECK	Chief Financial Officer and Treasurer	February 22, 2019
Charles Beck	(Principal Financial and Accounting Officer)

/S/ GARY DESTEFANO	Director	February 22, 2019
Gary DeStefano

/S/ RICHARD L. KING	Director	February 22, 2019
Richard L. King

/S/ JAMES T. RICHARDSON	Director	February 22, 2019
James T. Richardson

/S/ ANDREW WALTER	Director	February 22, 2019
Andrew Walter

/S/ BERNARD WHITNEY	Director	February 22, 2019
Bernard Whitney

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Portland, Oregon

February 22, 2019

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$27,278	$40,823
Marketable securities	16,378	26,915
Trade accounts receivable, net	3,888	6,404
Other current assets	2,100	2,171
Total current assets	49,644	76,313
Property and equipment, net	3,955	4,236
Intangibles, net	6,649	6,381
Goodwill	1,114	1,114
Other assets	425	326
Total assets	$61,787	$88,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,092	$1,914
Deferred revenue	3,226	3,124
Total current liabilities	4,318	5,038
Deferred rent and other long-term liabilities	854	985
Total liabilities	5,172	6,023
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2018 and 2017)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 11,891 and 11,651 shares issued and outstanding at December 31, 2018 and 2017, respectively)	12	12
Additional paid-in capital	162,428	155,793
Accumulated deficit	(105,875)	(73,508)
Total shareholders’ equity	56,615	82,347
Total liabilities and shareholders’ equity	$61,787	$88,370

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Revenue:
Service	$12,774	$12,936
Subscription	6,041	5,519
License	2,377	6,758
Total revenue	21,192	25,213
Cost of revenue:
Service	5,922	5,792
Subscription	1,907	2,264
License	597	502
Total cost of revenue	8,426	8,558
Gross profit	12,766	16,655
Operating expenses:
Sales and marketing	19,140	16,636
Research, development and engineering	15,971	15,435
General and administrative	9,897	9,680
Intellectual property	1,282	1,469
Total operating expenses	46,290	43,220
Operating loss	(33,524)	(26,565)
Other income, net	1,057	588
Loss before income taxes	(32,467)	(25,977)
Benefit (provision) for income taxes	(39)	206
Net loss	$(32,506)	$(25,771)
Earnings (loss) per common share:
Loss per common share — basic	$(2.86)	$(2.44)
Loss per common share — diluted	$(2.86)	$(2.44)
Weighted average common shares outstanding — basic	11,360	10,571
Weighted average common shares outstanding — diluted	11,360	10,571

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2016	10	$50	10,523	$11	$120,985	$(47,712)	$73,334
Issuance of common stock, net of issuance costs	—	—	831	1	29,676	—	29,677
Exercise of stock options	—	—	106	—	1,183	—	1,183
Issuance of restricted common stock	—	—	317	—	—	—	—
Forfeiture of restricted common stock	—	—	(26)	—	—	—	—
Purchase and retirement of common stock	—	—	(100)	—	(3,030)	—	(3,030)
Stock-based compensation	—	—	—	—	6,979	(25)	6,954
Net loss	—	—	—	—	—	(25,771)	(25,771)
BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347

BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	102	—	1,256	—	1,256
Issuance of restricted common stock	—	—	239	—	—	—	—
Forfeiture of restricted common stock	—	—	(24)	—	—	—	—
Purchase and retirement of common stock	—	—	(77)	—	(2,089)	—	(2,089)
Stock-based compensation	—	—	—	—	7,468	—	7,468
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(32,506)	(32,506)
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,506)	$(25,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,554	1,430
Amortization and write-off of intangibles	589	996
Stock-based compensation	7,298	6,757
Changes in operating assets and liabilities:
Trade accounts receivable	2,516	(1,326)
Other current assets	92	(476)
Other assets	(57)	5
Accounts payable and other accrued liabilities	(878)	585
Deferred revenue	182	189
Net cash used in operating activities	(21,210)	(17,611)
Cash flows from investing activities:
Purchase of property and equipment	(1,292)	(2,188)
Capitalized patent costs	(747)	(819)
Maturity of marketable securities	34,558	60,360
Purchase of marketable securities	(24,021)	(38,387)
Net cash provided by investing activities	8,498	18,966
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	29,677
Exercise of stock options	1,256	1,183
Purchase of common stock	(2,089)	(3,030)
Net cash provided by (used in) financing activities	(833)	27,830
Net increase (decrease) in cash and cash equivalents	(13,545)	29,185
Cash and cash equivalents at beginning of period	40,823	11,638
Cash and cash equivalents at end of period	$27,278	$40,823
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$88	$(37)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$(79)	$(153)
Stock-based compensation capitalized to software and patent costs	$170	$197

See Notes to Consolidated Financial Statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. The Company has pioneered the Digimarc Intuitive Computing Platform (ICP), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that are detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market funds totaling $25,543 and $39,761 at December 31, 2018 and 2017, respectively. Cash equivalents are carried at either cost or amortized cost depending on the type of security, which approximates fair value.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper and corporate notes. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market value.

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

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2018 and 2017, respectively, was as follows:

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$1,472	$—	$—	$1,472
Commercial paper	—	28,343	—	28,343
Corporate notes	—	12,106	—	12,106
Total	$1,472	$40,449	$—	$41,921

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market securities	$2,197	$—	$—	$2,197
Commercial paper	—	49,834	—	49,834
Federal agency notes	—	10,715	—	10,715
U.S. treasuries	—	1,996	—	1,996
Corporate notes	—	1,934	—	1,934
Total	$2,197	$64,479	$—	$66,676

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2018 are as follows:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$41,921	$41,921	$—	$—	$—

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

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one-year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates.

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

The Company is subject to income taxes within the U.S. and other countries, and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company reports a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken (or expected to be taken) on a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in income tax expense.

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

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, Leases. ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements,” to provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has chosen to elect this transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. The adoption of this standard will require the Company to record its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. The Company estimates that the right of use assets will be recorded at approximately $2.7 million and the lease liabilities will be recorded at approximately $3.8 million on January 1, 2019.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(2) Revenue Recognition

The Company adopted ASC 606 “Revenue from Contracts with Customers” using the cumulative effect method with an effective date of January 1, 2018.  Therefore, the comparative period information prior to January 1, 2018 has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition” and ASC 985 “Software.”

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

•

License revenue originates primarily from licensing the Company’s intellectual property where the Company receives license fees and/or royalties as its income stream. License fees are typically paid in advance and recognized when the customer has the right to the intellectual property and the license period has begun, and royalties are typically billed in arrears and recognized in the quarter in which the royalty was earned.

Some customer arrangements contain multiple performance obligations such as professional services, software licenses, and maintenance and support fees.  The Company accounts for individual products and services separately if they are distinct.  To determine the transaction price, the Company considers the terms of the contract and the Company’s customary business practices.  Some contracts may contain variable consideration.  In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts.  As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer.  For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer.  For performance obligations which are not considered distinct, the Company typically recognizes revenue over the term of the contract as the customer simultaneously receives and consumes the goods and services as the Company performs them.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

ASC 605 and ASC 985

For the comparative period prior to January 1, 2018, revenue was recognized under ASC 605 and ASC 985 when the following four criteria were met:

(i)	persuasive evidence of an arrangement exists,
(ii)	delivery has occurred,
(iii)	the fee is fixed or determinable, and
(iv)	collection is reasonably assured or probable.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Service	$12,774	$12,936
Subscription
Digimarc Guardian	3,660	4,165
Digimarc Discover and Digimarc Barcode	2,381	1,354
License	2,377	6,758
Total	$21,192	$25,213

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”  Financial information about trade accounts receivable is included in Note 6.

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	December 31,	December 31,
	2018	2017
Deferred revenue, current	$3,226	$3,124
Deferred revenue, long term	46	42
Total	$3,272	$3,166

As of December 31, 2018, the aggregate amount of the transaction price from contractual obligations that are unsatisfied or partially unsatisfied was $17,496. The Company expects $15,976 of this amount to be recognized as revenue during 2019.

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel and channel partners.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Domestic	$5,573	$5,116
International (1)	15,619	20,097
Total	$21,192	$25,213

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Central Banks	65%	55%

In addition to the above, the Company had another customer who accounted for 10% or more of the Company’s revenue during 2017. The increase in revenue associated with this customer was primarily due to a one-time $3,500 upfront license fee realized in the third quarter of 2017.

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

Stock Option Valuation Assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Expected life (years)	4.50	4.50
Expected volatility	57.11%	57.24%
Risk-free interest rate	2.77%	1.77%
Expected dividend yield	0%	0%

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-based Compensation

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Stock-based compensation:
Cost of revenue	$613	$663
Sales and marketing	1,649	1,440
Research, development and engineering	1,361	1,359
General and administrative	3,386	2,974
Intellectual property	289	321
Stock-based compensation expense	7,298	6,757
Capitalized to software and patent costs	170	197
Total stock-based compensation	$7,468	$6,954

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Total unrecognized compensation costs	$14,055	$13,669

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2018 for stock options and restricted stock over weighted average periods through December 31, 2022 as follows:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Stock	Restricted
	Options	Stock
Weighted average period	1.22 years	1.36 years

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

The following table reconciles earnings (loss) per common share for the years ended December 31, 2018 and 2017:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(32,506)	$(25,771)
Distributed earnings to common shares	—	—
Distributed earnings to participating securities	—	—
Total distributed earnings	—	—
Undistributed loss allocable to common shares	(32,506)	(25,771)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(32,506)	(25,771)
Loss to common shares — basic	$(32,506)	$(25,771)
Denominator
Weighted average common shares outstanding — basic	11,360	10,571
Basic earnings (loss) per common share	$(2.86)	$(2.44)

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(32,506)	$(25,771)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—
Loss to common shares — diluted	$(32,506)	$(25,771)
Denominator
Weighted average common shares outstanding — basic	11,360	10,571
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — diluted	11,360	10,571
Diluted earnings (loss) per common share	$(2.86)	$(2.44)

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

There were 475 and 0 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2018 and 2017 respectively, because their exercise prices were higher than the average market price of the underlying common stock for the period.

There were 0 and 102 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share for the years ended December 31, 2018 and 2017, respectively, because the Company incurred a net loss for the period.

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31,	December 31,
	2018	2017
Trade accounts receivable	$3,903	$6,419
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$3,888	$6,404
Unpaid deferred revenue included in trade accounts receivable	$2,030	$2,217

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2018	2017
Central Banks	48%	47%

In addition to the above, the Company had another customer who accounted for 10% or more of the Company’s accounts receivable at December 31, 2017. In the third quarter of 2017, the Company recognized revenue of $3,500 for a one-time upfront license fee. The license fee was paid in two equal installments of $1,750 in October 2017 and January 2018.  As of December 31, 2017, $1,750 remained in accounts receivable.

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

	December 31,	December 31,
	2018	2017
Office furniture and fixtures	$1,626	$1,551
Software	3,686	3,068
Equipment	4,814	4,390
Leasehold improvements	1,721	1,720
Gross property and equipment	11,847	10,729
Less accumulated depreciation and amortization	(7,892)	(6,493)
Property and equipment, net	$3,955	$4,236

Leases

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Year ending December 31:	Leases
2019	$1,055
2020	899
2021	838
2022	862
2023	867
Thereafter	218
Total minimum lease payments	$4,739

Rent expense on the operating leases was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Rent expense	$1,104	$1,194

(8) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2018 and 2017.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2018	2017
Capitalized patent costs	17-20	$8,757	$7,978
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,027	11,248
Accumulated amortization		(5,378)	(4,867)
Intangibles, net		$6,649	$6,381

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Amortization expense	$516	$741

For intangible assets recorded at December 31, 2018, the estimated future aggregate amortization expense for the years ending December 31, 2019 through December 31, 2023 is approximately as follows:

Amortization
Year ending December 31:	Expense
2019	$502
2020	443
2021	380
2022	364
2023	352

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

Stock Incentive Plan

In March 2018, the Company’s Board of Directors approved the 2018 Incentive Plan (2018 Plan) which was later approved by the Company’s shareholders at the Company’s 2018 Annual Meeting of Shareholders in April 2018. The 2018 Plan replaced the 2008 Incentive Plan (2008 Plan). The 2018 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, performance shares, performance units, and other stock or cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

The 2018 Plan authorizes the issuance of 1,000 shares of common stock. In addition, up to 770 shares of common stock subject to awards outstanding under the 2008 Plan became available for issuance under 2018 Plan to the extent that those shares cease to be subject to the awards (as a result of, for example, expiration, cancellation or forfeiture of the award). The shares authorized under the 2018 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the 2018 Plan will consist of authorized and unissued shares or shares held by the Company as treasury shares. If an award granted under the 2018 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available for issuance under the 2018 Plan. Shares that are (i) tendered by a participant or retained by the Company as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are not issued, will again be available for issuance under the 2018 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2018 Plan.

As of December 31, 2018, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,628 shares were authorized for future grants under the 2018 Plan.

Stock Options

The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Options granted, exercised and forfeited under the stock incentive plan are summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2016	421	$19.06	$9.01
Granted	200	$30.50	$14.58
Exercised	(106)	$11.17	$6.75
Forfeited or expired	—	—	—
Options outstanding, December 31, 2017	515	$25.13	$11.64
Granted	100	$29.55	$14.46
Exercised	(102)	$12.38	$7.02
Forfeited or expired	—	—	—
Options outstanding, December 31, 2018	513	$28.52	$13.10	$46
Options exercisable, December 31, 2018	305	$27.46		$46
Options unvested, December 31, 2018	208	$30.08		$-

The aggregate intrinsic value is based on the closing price of $14.50 per share of Digimarc common stock on December 31, 2018, which would have been received by the optionees had all of the options with exercise prices less than $14.50 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$9.91	10	0.33	$9.91	10	0.33	$9.91
$14.99 - $18.01	28	1.18	$16.61	28	1.18	$16.61
$27.61 - $29.55	200	6.26	$28.58	108	3.37	$27.76
$30.01 - $30.50	275	6.86	$30.37	159	5.52	$30.27
$9.91 - $30.50	513	6.19	$28.52	305	4.19	$27.46

Restricted Stock

The Compensation Committee of the Board of Directors has awarded shares of restricted stock under the Company’s 2018 Plan to employees and directors. The shares subject to the restricted stock awards vest over a certain period, usually four years, following the date of the grant. Specific terms of the restricted stock awards are governed by Restricted Stock Agreements between the Company and the award recipients.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2016	385	$26.28
Granted	317	$27.56
Vested	(250)	$24.05
Forfeited	(26)	$27.79
Unvested balance, December 31, 2017	426	$28.44
Granted	239	$29.73
Vested	(215)	$28.96
Forfeited	(24)	$29.29
Unvested balance, December 31, 2018	426	$28.85

The following table indicates the fair value of all restricted stock awards that vested during the years ended December 31, 2018 and 2017, respectively:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Fair value of restricted stock awards vested	$5,835	$7,683

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Matching contributions	$1,026	$938

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

The Company’s investment in each joint venture was $0 as of December 31, 2018 and 2017.

Pursuant to the terms of the agreements and ASC 810 “Consolidation,” the joint ventures are not consolidated with the Company because the minority member of each joint venture has substantive participating rights, or veto rights, such that no member has majority control.

Related Party Transactions

Summarized financial information for TVaura LLC has not been provided as the disclosures are immaterial to the Company’s filing given the operations of the joint venture were suspended during the last two fiscal years. The joint venture had no revenue or expenses for the years ended December 31, 2018 and 2017, and there were no assets or liabilities as of December 31, 2018 and 2017.

Summarized financial data for TVaura Mobile LLC:

	December 31,	December 31,
	2018	2017
Current assets	$31	$35
Noncurrent assets	$—	$—
Current liabilities	$12	$12
Noncurrent liabilities	$—	$—

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Revenue	$—	$—
Gross profit	$—	$—
Operating expenses	$5	$5
Net loss from continuing operations	$(5)	$(5)
The Company's pro-rata share—net loss	$—	$—
The Company's loss on investment	$—	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(12) Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the years ended December 31, 2018 and 2017 were 0% and 1%, respectively. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

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

Components of tax benefit (provision) allocated to continuing operations include the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Current:
Federal	$—	$(8)
State	(28)	(30)
Foreign	(11)	(9)
Sub-total	$(39)	$(47)
Deferred:
Federal	$—	$253
State	—	—
Foreign	—	—
Sub-total	$—	$253
Total tax benefit (provision)	$(39)	$206

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2018	%	2017	%
Income taxes computed at statutory rates	$6,818	(21)%	$8,834	(34)%
(Increases) decreases resulting from:
State income taxes, net of federal tax benefit	2,054	(6)%	1,576	(6)%
Federal and state research and experimentation credits	1,064	(4)%	1,081	(4)%
Change in valuation allowance	(10,024)	31%	(1,216)	5%
Impact of expired tax positions	1	—%	(7)	—%
Impact of recent U.S. tax reform	—	—%	(10,529)	40%
Other	48	—%	467	(2)%
Total	$(39)	—%	$206	(1)%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Deferred tax assets:
Stock based compensation	$998	$926
Federal and state net operating losses	34,873	26,064
Goodwill	341	423
Accrued compensation	11	11
Deferred rent	290	281
Federal and state research and experimentation credit	7,528	6,055
Intangible asset differences	185	222
Other	76	75
Total gross deferred tax assets	44,302	34,057
Less valuation allowance	(42,349)	(32,325)
Net deferred tax assets	$1,953	$1,732
Deferred tax liabilities:
Patent expenditures	$(1,442)	$(1,427)
Fixed asset differences	(511)	(305)
Total gross deferred tax liabilities	$(1,953)	$(1,732)

Total net deferred tax assets	$—	$—

The Company had a valuation allowance of $42,349 and $32,325 on deferred tax assets as of December 31, 2018 and 2017, respectively, an increase of $10,024 during the year ended December 31, 2018.

As of December 31, 2018, the Company has federal and state net operating loss carry-forwards of $122,834 and $147,586, respectively, which have a carry-forward of 5 years to indefinite depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of Internal Revenue Code Section 382.

As of December 31, 2018, the Company has federal and state research and experimental tax credits of $6,415 and $2,186, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction.

The Company records accrued interest and penalties associated with uncertain tax positions in income tax expense in the consolidated statements of operations. For the years ended December 31, 2018 and 2017, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Beginning balance	$549	$486
Addition for current year tax positions	88	101
Addition for prior year tax positions	—	16
Reduction for prior year positions	(23)	(52)
Reduction for prior year positions resolved during the current year	(1)	(2)
Ending balance	$613	$549

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) on the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2014 through 2017 and applicable state jurisdictions for the tax years 2014 through 2017. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(14) Quarterly Financial Information—Unaudited

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Service revenue	$3,507	$3,336	$2,787	$3,144
Subscription revenue	1,578	1,444	1,532	1,487
License revenue (1)	528	658	595	596
Total revenue	5,613	5,438	4,914	5,227
Total cost revenue	2,185	2,205	1,935	2,101
Gross profit	3,428	3,233	2,979	3,126
Gross profit percent, service revenue	55%	54%	53%	52%
Gross profit percent, subscription revenue	69%	65%	69%	71%
Gross profit percent, license revenue	73%	77%	74%	74%
Gross profit percent, total	61%	59%	61%	60%
Sales and marketing	$4,887	$4,757	$4,741	$4,755
Research, development and engineering	3,947	4,058	4,069	3,897
General and administrative	2,632	2,416	2,447	2,402
Intellectual property	315	305	328	334
Operating loss	(8,353)	(8,303)	(8,606)	(8,262)
Net loss	(8,112)	(8,038)	(8,342)	(8,014)
Earnings (loss) per common share:
Loss per common share—basic	$(0.72)	$(0.71)	$(0.73)	$(0.70)
Loss per common share—diluted	$(0.72)	$(0.71)	$(0.73)	$(0.70)
Weighted average common shares outstanding—basic	11,266	11,337	11,394	11,443
Weighted average common shares outstanding—diluted	11,266	11,337	11,394	11,443

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Quarter Ended
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