Form 10-Q
period 2019-03-31
Digimarc CORP
filed 2019-05-02
CIK 1438231

d‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(503) 469-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	DMRC	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 26, 2019, there were 12,127,967 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$24,275	$27,278
Marketable securities	13,193	16,378
Trade accounts receivable, net	3,727	3,888
Other current assets	2,026	2,100
Total current assets	43,221	49,644
Property and equipment, net	3,808	3,955
Intangibles, net	6,649	6,649
Goodwill	1,114	1,114
Other assets	3,167	425
Total assets	$57,959	$61,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,337	$1,092
Deferred revenue	2,700	3,226
Total current liabilities	5,037	4,318
Lease liability and other long-term liabilities	3,079	854
Total liabilities	8,116	5,172
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2019 and December 31, 2018)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 12,135 and 11,891 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	12	12
Additional paid-in capital	164,119	162,428
Accumulated deficit	(114,338)	(105,875)
Total shareholders’ equity	49,843	56,615
Total liabilities and shareholders’ equity	$57,959	$61,787

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Revenue:
Service	$3,635	$3,507
Subscription	1,563	1,578
License	462	528
Total revenue	5,660	5,613
Cost of revenue:
Service	1,531	1,563
Subscription	445	482
License	158	140
Total cost of revenue	2,134	2,185
Gross profit	3,526	3,428
Operating expenses:
Sales and marketing	4,950	4,887
Research, development and engineering	4,038	3,947
General and administrative	2,852	2,632
Intellectual property	358	315
Total operating expenses	12,198	11,781
Operating loss	(8,672)	(8,353)
Other income, net	237	252
Loss before income taxes	(8,435)	(8,101)
Provision for income taxes	(28)	(11)
Net loss	$(8,463)	$(8,112)
Earnings (loss) per common share:
Loss per common share — basic	$(0.74)	$(0.72)
Loss per common share — diluted	$(0.74)	$(0.72)
Weighted average common shares outstanding — basic	11,487	11,266
Weighted average common shares outstanding — diluted	11,487	11,266

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended March 31, 2018:
BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	46	—	560	—	560
Issuance of restricted common stock	—	—	178	—	—	—	—
Forfeiture of restricted common stock	—	—	(10)	—	—	—	—
Purchase and retirement of common stock	—	—	(18)	—	(528)	—	(528)
Stock-based compensation	—	—	—	—	1,715	—	1,715
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	-	—	—	139	139
Net loss	—	—	—	—	—	(8,112)	(8,112)
BALANCE AT MARCH 31, 2018	10	$50	11,847	$12	$157,540	$(81,481)	$76,121

Three months ended March 31, 2019:
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Exercise of stock options	—	—	10	—	99	—	99
Issuance of restricted common stock	—	—	255	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—
Purchase and retirement of common stock	—	—	(20)	—	(486)	—	(486)
Stock-based compensation	—	—	—	—	2,078	—	2,078
Net loss	—	—	—	—	—	(8,463)	(8,463)
BALANCE AT MARCH 31, 2019	10	$50	12,135	$12	$164,119	$(114,338)	$49,843

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,463)	$(8,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	357	380
Amortization and write-off of intangibles	180	146
Stock-based compensation	2,037	1,671
Changes in operating assets and liabilities:
Trade accounts receivable	161	2,614
Other current assets	74	304
Other assets	(33)	44
Accounts payable and other accrued liabilities	800	(386)
Deferred revenue	(393)	(219)
Lease liability and other long-term liabilities	(174)	(34)
Net cash used in operating activities	(5,454)	(3,592)
Cash flows from investing activities:
Purchase of property and equipment	(194)	(302)
Capitalized patent costs	(153)	(208)
Maturity of marketable securities	6,744	18,657
Purchase of marketable securities	(3,559)	(6,961)
Net cash provided by investing activities	2,838	11,186
Cash flows from financing activities:
Exercise of stock options	99	560
Purchase of common stock	(486)	(528)
Net cash provided by (used in) financing activities	(387)	32
Net increase (decrease) in cash and cash equivalents	(3,003)	7,626
Cash and cash equivalents at beginning of period	27,278	40,823
Cash and cash equivalents at end of period	$24,275	$48,449
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(3)	$113
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$2	$(64)
Stock-based compensation capitalized to software and patent costs	$41	$44
Right of use assets obtained in exchange for lease obligations	$2,709	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. The Company has pioneered the Digimarc Intuitive Computing Platform (“ICP”), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) 842, “Leases,” effective January 1, 2019, is discussed in Note 10 below.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

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

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (ASC 842),” which supersedes, “Leases (ASC 840).” ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Leases (ASC 842) Targeted Improvements,” to provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. In March 2019, the FASB issued ASU No. 2019-01, “Leases (ASC 842) Codification Improvements,” to increase transparency and comparability about disclosing essential information about leasing transactions. The Company adopted the new standard on January 1, 2019 and elected not to restate comparative periods. Upon adoption, the Company concluded no adjustment was required to the opening balance of retained earnings to reflect the impact of adopting the new standard. In addition, the Company recorded right of use assets of $2,709 and lease liabilities of $3,792 and reversed the previously recorded deferred rent liability of $1,083. See Note 10 below for further disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$323	$—	$—	$323
Commercial paper	—	28,725	—	28,725
Corporate notes	—	7,733	—	7,733
Total	$323	$36,458	$—	$36,781

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$1,472	$—	$—	$1,472
Commercial paper	—	28,343	—	28,343
Corporate notes	—	12,106	—	12,106
Total	$1,472	$40,449	$—	$41,921

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2019 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$36,781	$36,781	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market funds totaling $23,588 and $25,543 at March 31, 2019 and December 31, 2018, respectively. Cash equivalents are carried at either cost or amortized cost depending on the type of security, which approximates fair value.

3. Revenue Recognition

The Company derives its revenue primarily from professional services, subscriptions and licensing of its intellectual property.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue received from software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements.  Revenue for development and consulting services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

•

License revenue includes revenue from licensing the Company’s intellectual property where the Company receives license fees and/or royalties. License fees are typically paid in advance and recognized when the customer has the right to the intellectual property and the license period has begun, and royalties are typically billed in arrears and recognized in the quarter in which the royalty was earned.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

	Three	Three
	Months	Months
	March 31,	March 31,
	2019	2018
Service	$3,635	$3,507
Subscription
Digimarc Guardian	846	989
Digimarc Discover and Digimarc Barcode	717	589
License	462	528
Total	$5,660	$5,613

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”  Financial information about trade accounts receivable is included in Note 7.

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for professional services, subscriptions and licenses for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	March 31,	December 31,
	2019	2018
Deferred revenue, current	$2,700	$3,226
Deferred revenue, long term	179	46
Total	$2,879	$3,272

The aggregate amount of transaction price from contractual obligations that are unsatisfied or partially unsatisfied was $16,454 and $17,496 as of March 31, 2019 and December 31, 2018, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel and channel partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Domestic	$1,317	$1,451
International (1)	4,343	4,162
Total	$5,660	$5,613

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Central Banks	68%	67%

Long-Lived Assets by Geographical Area

The Company’s long-lived assets are all domiciled in the U.S.

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

There were no stock options granted during the three months ended March 31, 2019 and 2018.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-Based Compensation

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Stock-based compensation:
Cost of revenue	$182	$155
Sales and marketing	519	345
Research, development and engineering	354	298
General and administrative	912	801
Intellectual property	70	72
Stock-based compensation expense	2,037	1,671
Capitalized to software and patent costs	41	44
Total stock-based compensation	$2,078	$1,715

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	March 31,	December 31,
	2019	2018
Total unrecognized compensation costs	$17,895	$14,055

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2019 for stock options and restricted stock over weighted average periods through March 31, 2023 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.10 years	1.61 years

As of March 31, 2019, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,374 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended March 31, 2019:	Options	Price	Fair Value	Value
Outstanding at December 31, 2018	513	$28.52	$13.10
Granted	—	—	—
Exercised	(10)	9.91	5.13
Forfeited or expired	—	—	—
Outstanding at March 31, 2019	503	$28.89	$13.26	$1,251
Exercisable at March 31, 2019	320	$28.22		$1,010
Unvested at March 31, 2019	183	$30.07		$241

The aggregate intrinsic value is based on the closing price of $31.38 per share of Digimarc common stock on March 31, 2019, which would have been received by the optionees had all of the options with exercise prices less than $31.38 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2019:	Shares	Fair Value
Unvested balance, December 31, 2018	426	$28.85
Granted	255	$23.28
Vested	(52)	$28.90
Forfeited	(1)	$27.71
Unvested balance, March 31, 2019	628	$26.59

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Fair value of restricted stock awards vested	$1,240	$1,256

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

The following table reconciles earnings (loss) per common share:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(8,463)	$(8,112)
Distributed earnings to common shares	—	—
Distributed earnings to participating securities	—	—
Total distributed earnings	—	—
Undistributed loss allocable to common shares	(8,463)	(8,112)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(8,463)	(8,112)
Loss to common shares — basic	$(8,463)	$(8,112)
Denominator
Weighted average common shares outstanding — basic	11,487	11,266
Basic earnings (loss) per common share	$(0.74)	$(0.72)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(8,463)	$(8,112)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—
Loss to common shares — diluted	$(8,463)	$(8,112)
Denominator
Weighted average common shares outstanding — basic	11,487	11,266
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — diluted	11,487	11,266
Diluted earnings (loss) per common share	$(0.74)	$(0.72)

There were 475 and 0 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three months ended March 31, 2019 and 2018, respectively, because their exercise prices were higher than the average market price of the underlying common stock for the periods.

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three months ended March 31, 2019 and 2018, because the Company incurred a net loss for the periods.

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31,	December 31,
	2019	2018
Trade accounts receivable	$3,742	$3,903
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$3,727	$3,888
Unpaid deferred revenue included in trade accounts receivable	$746	$2,030

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2019	2018
Central Banks	62%	48%
Customer A	10%	*

__________________

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

	March 31,	December 31,
	2019	2018
Office furniture and fixtures	$1,636	$1,626
Software	3,833	3,686
Equipment	4,868	4,814
Leasehold improvements	1,721	1,721
Gross property and equipment	12,058	11,847
Less accumulated depreciation and amortization	(8,250)	(7,892)
Property and equipment, net	$3,808	$3,955

9. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2019 and 2018.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating 17 years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2019	2018
Capitalized patent costs	17-20	$8,892	$8,757
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,162	12,027
Accumulated amortization		(5,513)	(5,378)
Intangibles, net		$6,649	$6,649

10. Leases

We adopted ASC 842, “Leases,” as amended, as of January 1, 2019, using the retrospective approach.  The retrospective approach provides a method for recording existing leases at adoption and recording the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.  In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

The Company leases office spaces in Beaverton, Oregon and San Mateo, California. In July 2015, the Company entered into an amendment with the landlord of its corporate offices in Beaverton, Oregon to extend the lease term through March 2024 with remaining rent payments as of March 31, 2019 totaling $4,054, payable in monthly installments.  In February 2015, the Company entered into a new facilities lease agreement in San Mateo, California with a lease term through March 2020, with remaining rent payments as of March 31, 2019 totaling $234, payable in monthly installments. The Company currently subleases this facility to a third party with a lease term through March 2020.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the balance sheets:

March 31,
2019
Right of use assets	$2,598
Lease liabilities, current	$693
Lease liabilities, long-term	$2,900

Weighted-average remaining life	4.7 years
Weighted-average discount rate	8.20%

The carrying value of the right of use assets is included in “Other assets” and the current and long-term lease liabilities are included in “Accounts payable and other accrued liabilities” and “Lease liability and other long-term liabilities,” respectively, in the consolidated balance sheets.

Operating lease expense is included in cost of revenue and operating expenses in the consolidated statement of operations and in cash flows from operating activities on the statement of cash flows.  Our operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details of our operating leases are presented in the following table:

Three
Months
Ended
March 31,
2019
Operating lease expense	$261
Cash paid for operating leases	$372

The table below reconciles the undiscounted cash payment obligations for the first five years and total of the remining years for the operating lease liability recorded in the consolidated balance sheet as of March 31, 2019:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2019	$776
2020	858
2021	804
2022	828
2023	853
Thereafter	218
Total lease payments	4,337
Imputed interest	(744)
Total minimum lease payments	$3,593

11. Income Taxes

The provision for income taxes for the three months ended March 31, 2019 and 2018 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the three months ended March 31, 2019 and 2018 were 0% and 0%, respectively. The valuation allowance against net deferred tax assets as of March 31, 2019 was $44,614, an increase of $2,265 from $42,349 as of December 31, 2018.

Excess tax benefits of $191 and $525 were recognized in the provision for income taxes for the three months ended March 31, 2019 and 2018, respectively, which were offset by $191 and $525 of valuation allowance, respectively.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 22, 2019 (our “2018 Annual Report”), and other reports and filings we have made with the U.S. Securities and Exchange Commission (“SEC”).

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

Quality management tools, specifications, education and training resources support ICP and enable a growing ecosystem of alliances and developers to build a variety of applications including solutions that:

•	Improve the speed of retail checkout;
•	Provide simple and intuitive mobile customer engagement experiences in stores and at home;
•	Improve inspection rates on manufacturing lines for quality control processes;
•	Provide efficient and reliable identification of consumer-packaged goods by retail associates in stores for inventory management and restocking;
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

In May 2018, Digimarc announced its support of SmartLabel and the availability of Digimarc Barcode scanning capabilities within the SmartLabel app. The SmartLabel program was developed by the Grocery Manufacturers Association and the Food Marketing Institute to give consumers a way to digitally access more detailed product information than could fit on a package. Most recently, Digimarc Barcode has been adopted by the U.S. Department of Agriculture as an approved digital disclosure method for products and packaging containing bioengineered food, commonly referred to as “GMOs.” The National Bioengineered Food Disclosure Standard was published in December 2018 after a review and comment period lasting more than two years. The regulations include provisions for label disclosure of food products containing genetically modified organisms, which went into effect on February 19, 2019. Consumer goods manufacturers and private label retailers can use Digimarc Barcode as a one-source solution to satisfy both their voluntary SmartLabel program participation and mandatory bioengineering disclosures.

In October 2018, Digimarc previewed Signal Rich™ Art at the Adobe Max Creativity Conference. The Signal Rich™ Art tools under development employ breakthrough advances in imaging science, machine vision and artificial intelligence to create artwork where machine-readable codes become native, inherent in, and inseparable from the design.

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of March 31, 2019. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

For a discussion of activities and costs related to our research and development, see “Results of Operations – Summary – Research, development and engineering.”

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2018 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases.” Additional information is included in “Note 10: Leases” of our Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three months ended March 31, 2019 and all changes discussed with respect to such periods reflect changes compared to the three months ended March 31, 2018.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
	Percentages are percent of total revenue
Revenue:
Service	64%	62%
Subscription	28	28
License	8	9
Total revenue	100	100
Cost of revenue:
Service	27	28
Subscription	8	9
License	3	2
Total cost of revenue	38	39
Gross profit	62	61
Operating expenses:
Sales and marketing	87	87
Research, development and engineering	71	70
General and administrative	50	47
Intellectual property	6	6
Total operating expenses	216	210
Operating loss	(153)	(149)
Other income, net	4	4
Loss before income taxes	(149)	(144)
Provision for income taxes	(0)	(0)
Net loss	(150%)	(145%)

Summary

Total revenue for the three month period ended March 31, 2019 increased 1% to $5.7 million, compared to the corresponding three month period ended March 31, 2018, primarily as a result of higher service revenue.

Total operating expenses for the three month period ended March 31, 2019 increased 4% to $12.2 million, compared to the corresponding three month period ended March 31, 2018, primarily due to compensation adjustments for our employees.

Revenue

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenue:
Service	$3,635	$3,507	$128	4%
Subscription	1,563	1,578	(15)	(1)%
License	462	528	(66)	(13)%
Total	$5,660	$5,613	$47	1%
Revenue (as % of total revenue):
Service	64%	62%
Subscription	28%	28%
License	8%	9%
Total	100%	100%

Service. Service revenue consists primarily of revenue derived from the sale of software development and consulting services. The majority of service revenue arrangements are structured as time and materials consulting agreements. Most of our service revenue is derived from contracts with the Central Banks and government agency contractors. The agreements range from several months to several years in length, and our longer term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer term contracts that allow for specific rate price increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter term in nature, less linear in billings and less predictable than our longer term contracts because the contracts with government agency contractors are subject to government budgets and funding.

The increase in service revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to the timing of program work with the Central Banks.

Subscription. Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The decrease in subscription revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was due to lower Digimarc Guardian revenue, offset by higher Digimarc Discover and Digimarc Barcode revenue.

License. License revenue includes revenue from licensing our intellectual property where we receive license fees and/or royalties.

The decrease in license revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to lower reported royalties from licensees.

Revenue by Geography

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,317	$1,451	$(134)	(9)%
International	4,343	4,162	181	4%
Total	$5,660	$5,613	$47	1%
Revenue (as % of total revenue):
Domestic	23%	26%
International	77%	74%
Total	100%	100%

The decrease in domestic revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to lower Digimarc Guardian and license revenue from our domestic customers.

The increase in international revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to the timing of program work with the Central Banks.

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

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support; and
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Gross Profit:
Service	$2,104	$1,944	$160	8%
Subscription	1,118	1,096	22	2%
License	304	388	(84)	(22)%
Total	$3,526	$3,428	$98	3%
Gross Profit (as % of related revenue components):
Service	58%	55%
Subscription	72%	69%
License	66%	73%
Total	62%	61%

The increase in total gross profit for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to higher service revenue and lower associated costs.

The increase in service gross profit as a percentage of service revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to higher service revenue and lower associated costs.

The increase in subscription gross profit as a percentage of subscription revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to lower operational costs.

The decrease in license gross profit as a percentage of license revenue for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to lower license revenue and higher patent amortization cost.

Operating Expenses

We allocate certain costs of research, development and engineering, sales and marketing, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Sales and marketing	$4,950	$4,887	$63	1%
Sales and marketing (as % of total revenue)	87%	87%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was insignificant.

Research, development and engineering

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Research, development and engineering	$4,038	$3,947	$91	2%
Research, development and engineering (as % of total revenue)	71%	70%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	charges for infrastructure and centralized costs of facilities and information technology
•	payments to outside contractors; and
•	the purchase of materials and services for product development.

The increase in research, development and engineering expenses for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was insignificant.

General and administrative

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative	$2,852	$2,632	$220	8%
General and administrative (as % of total revenue)	50%	47%

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

The increase in general and administrative expenses for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to:

•	increased infrastructure and centralized costs of $0.1 million; and
•	increased headcount and compensation-related expenses of $0.1 million.

Intellectual property

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Intellectual property	$358	$315	$43	14%
Intellectual property (as % of total revenue)	6%	6%

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

The increase in intellectual property expenses for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to higher write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of revenue	$182	$155	$27	17%
Sales and marketing	519	345	174	50%
Research, development and engineering	354	298	56	19%
General and administrative	912	801	111	14%
Intellectual property	70	72	(2)	(3)%
Total	$2,037	$1,671	$366	22%

The increase in stock-based compensation expense for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to timing and amount of stock awards.

We anticipate incurring an additional $17,895 in stock-based compensation expense through March 31, 2023 for awards outstanding as of March 31, 2019.

Other income, net

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Other income, net	$237	$252	$(15)	(6)%
Other income, net (as % of total revenue)	4%	4%

The decrease in other income, net for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, was primarily due to changes in foreign currency exchange rates.

Income Taxes

The provision for income taxes for the three month periods ended March 31, 2019 and 2018 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the three month periods ended March 31, 2019 and 2018 were 0% and 0%, respectively, because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2019 was $44,614, an increase of $2,265 from $42,349 as of December 31, 2018.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2019, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	March 31,	December 31,
	2019	2018
Working capital	$38,184	$45,326
Current ratio (1)	8.6:1	11.5:1
Cash, cash equivalents and short-term marketable securities	$37,468	$43,656
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$37,468	$43,656

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $6.2 million decrease in cash, cash equivalents and marketable securities at March 31, 2019 from December 31, 2018 resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three months ended March 31, 2019.

Operating Cash Flow

The components of operating cash flows were:

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Net loss	$(8,463)	$(8,112)	$(351)	(4)%
Non-cash items	2,574	2,197	377	17%
Changes in operating assets and liabilities	435	2,323	(1,888)	81%
Net cash used in operating activities	$(5,454)	$(3,592)	$(1,862)	(52)%

Cash flows used in operating activities for the three month period ended March 31, 2019 increased by $1.9 million, compared to the corresponding three month period ended March 31, 2018, primarily as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities was primarily due to the collection of a $1.75 million upfront license fee received in January 2018.

Cash flows provided by investing activities for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, decreased by $8.4 million from $11.2 million to $2.8 million, primarily as a result of lower net maturities of marketable securities.

Cash flows from financing activities for the three month period ended March 31, 2019, compared to the corresponding three month period ended March 31, 2018, decreased by $0.4 million from $0.0 million to $0.4 million used, primarily as a result of lower exercise of stock options.

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

Off-Balance Sheet Arrangements

We have recorded the operating leases that were disclosed in our 2018 Annual Report upon adoption of ASC 842, “Leases,” on January 1, 2019.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2018 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	our assumptions and expectations related to stock awards;
•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;
•	anticipated effect of our adoption of accounting pronouncements;
•	our beliefs regarding our critical accounting policies;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	our estimates, judgements and assumptions related to impairment testing;
•	variability of contracted arrangements;
•	business opportunities that could require that we seek additional financing and our ability to do so;
•	the size and growth of our markets and our assumptions and beliefs related to those markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•	the effect of computerized trading on our stock price;
•

capital market conditions, our expectations regarding credit risk exposure, interest rate volatility and other limitations on the availability of capital, which could have an impact on our cost of capital and our ability to access the capital markets;

•

our use of cash, cash equivalents and marketable securities in upcoming quarters and the possibility that our deposits of cash and cash equivalents with major banks and financial institutions may exceed insured limits;

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

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. “Risk Factors” of our 2018 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Controls

Effective January 1, 2019, we adopted ASC 842, “Leases.” We implemented certain changes to our internal control activities over operating leases to address the accounting and disclosure requirements of the new lease standard. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A. “Risk Factors” of our 2018 Annual Report. The risks and uncertainties described in our 2018 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2019, there have been no material changes to the risk factors set forth in our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2019:

				(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2019 to January 31, 2019	488	$18.76	—	$—
Month 2
February 1, 2019 to February 28, 2019	18,307	$23.28	—	$—
Month 3
March 1, 2019 to March 31, 2019	1,665	$30.91	—	$—
Total	20,460	$23.79	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Exchange Act. Confidential portions of this exhibit have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)