Form 10-Q
period 2019-06-30
Digimarc CORP
filed 2019-07-25
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 19, 2019, there were 12,433,246 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$33,166	$27,278
Marketable securities	16,792	16,378
Trade accounts receivable, net	4,239	3,888
Other current assets	2,140	2,100
Total current assets	56,337	49,644
Property and equipment, net	3,632	3,955
Intangibles, net	6,699	6,649
Goodwill	1,114	1,114
Other assets	3,057	425
Total assets	$70,839	$61,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,660	$1,092
Deferred revenue	2,824	3,226
Total current liabilities	5,484	4,318
Lease liability and other long-term liabilities	2,953	854
Total liabilities	8,437	5,172
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2019 and December 31, 2018)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 12,433 and 11,891 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	12	12
Additional paid-in capital	184,611	162,428
Accumulated deficit	(122,271)	(105,875)
Total shareholders’ equity	62,402	56,615
Total liabilities and shareholders’ equity	$70,839	$61,787

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue:
Service	$3,529	$3,336	$7,164	$6,843
Subscription	2,088	1,444	3,651	3,022
License	563	658	1,025	1,186
Total revenue	6,180	5,438	11,840	11,051
Cost of revenue:
Service	1,553	1,548	3,084	3,111
Subscription	465	508	910	990
License	167	149	325	289
Total cost of revenue	2,185	2,205	4,319	4,390
Gross profit	3,995	3,233	7,521	6,661
Operating expenses:
Sales and marketing	5,087	4,757	10,037	9,644
Research, development and engineering	3,981	4,058	8,019	8,005
General and administrative	2,686	2,416	5,538	5,048
Intellectual property	393	305	751	620
Total operating expenses	12,147	11,536	24,345	23,317
Operating loss	(8,152)	(8,303)	(16,824)	(16,656)
Other income, net	231	274	468	526
Loss before income taxes	(7,921)	(8,029)	(16,356)	(16,130)
Provision for income taxes	(12)	(9)	(40)	(20)
Net loss	$(7,933)	$(8,038)	$(16,396)	$(16,150)
Earnings (loss) per common share:
Loss per common share — basic	$(0.68)	$(0.71)	$(1.42)	$(1.43)
Loss per common share — diluted	$(0.68)	$(0.71)	$(1.42)	$(1.43)
Weighted average common shares outstanding — basic	11,665	11,337	11,576	11,302
Weighted average common shares outstanding — diluted	11,665	11,337	11,576	11,302

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended June 30, 2018:
BALANCE AT MARCH 31, 2018	10	$50	11,847	$12	$157,540	$(81,481)	$76,121
Exercise of stock options	—	—	26	—	354	—	354
Issuance of restricted common stock	—	—	32	—	—	—	—
Forfeiture of restricted common stock	—	—	(9)	—	—	—	—
Purchase and retirement of common stock	—	—	(20)	—	(592)	—	(592)
Stock-based compensation	—	—	—	—	1,858	—	1,858
Net loss	—	—	—	—	—	(8,038)	(8,038)
BALANCE AT JUNE 30, 2018	10	$50	11,876	$12	$159,160	$(89,519)	$69,703

Six months ended June 30, 2018:
BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	72	—	914	—	914
Issuance of restricted common stock	—	—	210	—	—	—	—
Forfeiture of restricted common stock	—	—	(19)	—	—	—	—
Purchase and retirement of common stock	—	—	(38)	—	(1,120)	—	(1,120)
Stock-based compensation	—	—	—	—	3,573	—	3,573
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(16,150)	(16,150)
BALANCE AT JUNE 30, 2018	10	$50	11,876	$12	$159,160	$(89,519)	$69,703

Three months ended June 30, 2019:
BALANCE AT MARCH 31, 2019	10	$50	12,135	$12	$164,119	$(114,338)	$49,843
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	13	—	194	—	194
Issuance of restricted common stock	—	—	18	—	—	—	—
Forfeiture of restricted common stock	—	—	(45)	—	—	—	—
Purchase and retirement of common stock	—	—	(24)	—	(1,382)	—	(1,382)
Stock-based compensation	—	—	—	—	2,065	—	2,065
Net loss	—	—	—	—	—	(7,933)	(7,933)
BALANCE AT JUNE 30, 2019	10	$50	12,433	$12	$184,611	$(122,271)	$62,402

Six months ended June 30, 2019:
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	23	—	293	—	293
Issuance of restricted common stock	—	—	273	—	—	—	—
Forfeiture of restricted common stock	—	—	(46)	—	—	—	—
Purchase and retirement of common stock	—	—	(44)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	—	—	4,143	—	4,143
Net loss	—	—	—	—	—	(16,396)	(16,396)
BALANCE AT JUNE 30, 2019	10	$50	12,433	$12	$184,611	$(122,271)	$62,402

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,396)	$(16,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	747	764
Amortization and write-off of intangibles	372	287
Stock-based compensation	4,053	3,480
Changes in operating assets and liabilities:
Trade accounts receivable	(351)	2,561
Other current assets	(40)	210
Other assets	77	(35)
Accounts payable and other accrued liabilities	1,132	(227)
Deferred revenue	(244)	(658)
Lease liability and other long-term liabilities	(325)	(21)
Net cash used in operating activities	(10,975)	(9,789)
Cash flows from investing activities:
Purchase of property and equipment	(404)	(557)
Capitalized patent costs	(359)	(402)
Maturity of marketable securities	14,671	20,839
Purchase of marketable securities	(15,085)	(15,637)
Net cash provided by (used in) investing activities	(1,177)	4,243
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	19,615	—
Exercise of stock options	293	914
Purchase of common stock	(1,868)	(1,120)
Net cash provided by (used in) financing activities	18,040	(206)
Net increase (decrease) in cash and cash equivalents	5,888	(5,752)
Cash and cash equivalents at beginning of period	27,278	40,823
Cash and cash equivalents at end of period	$33,166	$35,071
Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$93	$98
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$(7)	$8
Stock-based compensation capitalized to software and patent costs	$90	$93
Right of use assets obtained in exchange for lease obligations	$2,709	$—

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

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) 842, “Leases,” effective January 1, 2019, are discussed in Note 11 below.

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2019 and 2018, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (ASC 842),” which supersedes, “Leases (ASC 840).” ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. In July 2018, the FASB issued ASU No. 2018-11, “Leases (ASC 842) Targeted Improvements,” to provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. In March 2019, the FASB issued ASU No. 2019-01, “Leases (ASC 842) Codification Improvements,” to increase transparency and comparability about disclosing essential information about leasing transactions. The Company adopted the new standard on January 1, 2019 and elected not to restate comparative periods. Upon adoption, the Company concluded no adjustment was required to the opening balance of retained earnings to reflect the impact of adopting the new standard. In addition, the Company recorded right of use assets of $2,709 and lease liabilities of $3,792 and reversed the previously recorded deferred rent liability of $1,083. See Note 11 below for further disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$6,547	$—	$—	$6,547
Commercial paper	—	39,262	—	39,262
Federal agency notes	—	2,002	—	2,002
Corporate notes	—	1,644	—	1,644
Total	$6,547	$42,908	$—	$49,455

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$1,472	$—	$—	$1,472
Commercial paper	—	28,343	—	28,343
Corporate notes	—	12,106	—	12,106
Total	$1,472	$40,449	$—	$41,921

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2019 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$49,455	$49,455	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market funds totaling $32,663 and $25,543 at June 30, 2019 and December 31, 2018, respectively. Cash equivalents are carried at either cost or amortized cost depending on the type of security, which approximates fair value.

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

Some customer arrangements contain multiple performance obligations such as professional services, software licenses, and maintenance and support fees.  The Company accounts for individual products and services separately if they are distinct.  To determine the transaction price, the Company considers the terms of the contract and the Company’s customary business practices.  Some contracts may contain variable consideration.  In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts.  As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained, and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer.  For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer.  For performance obligations that are not considered distinct, the Company typically recognizes revenue over the term of the contract as the customer simultaneously receives and consumes the goods and services as the Company performs them.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Service	$3,529	$3,336	$7,164	$6,843
Subscription
Digimarc Guardian	859	888	1,705	1,877
Digimarc Discover and Digimarc Barcode	1,229	556	1,946	1,145
License	563	658	1,025	1,186
Total	$6,180	$5,438	$11,840	$11,051

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

The following table provides information about contract liabilities from contracts with customers:

	June 30,	December 31,
	2019	2018
Deferred revenue, current	$2,824	$3,226
Deferred revenue, long term	204	46
Total	$3,028	$3,272

The aggregate amount of transaction price from contractual obligations that are unsatisfied or partially unsatisfied was $16,377 and $17,496 as of June 30, 2019 and December 31, 2018, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel and channel partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Domestic	$1,772	$1,289	$3,089	$2,740
International (1)	4,408	4,149	8,751	8,311
Total	$6,180	$5,438	$11,840	$11,051

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Central Banks	62%	67%	65%	67%

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

There were no stock options granted during the six months ended June 30, 2019 and 2018.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-Based Compensation

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Stock-based compensation:
Cost of revenue	$179	$167	$361	$322
Sales and marketing	489	411	1,008	756
Research, development and engineering	357	350	711	648
General and administrative	927	814	1,839	1,615
Intellectual property	64	67	134	139
Stock-based compensation expense	2,016	1,809	4,053	3,480
Capitalized to software and patent costs	49	49	90	93
Total stock-based compensation	$2,065	$1,858	$4,143	$3,573

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	June 30,	December 31,
	2019	2018
Total unrecognized compensation costs	$15,205	$14,055

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2019 for stock options and restricted stock over weighted average periods through June 30, 2023 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	0.99 years	1.53 years

As of June 30, 2019, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,388 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended June 30, 2019:	Options	Price	Fair Value	Value
Outstanding at March 31, 2019	503	$28.89	$13.26
Granted	—	—	—
Exercised	(13)	14.99	8.12
Forfeited or expired	—	—	—
Outstanding at June 30, 2019	490	$29.26	$13.40	$7,414

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Six months ended June 30, 2019:	Options	Price	Fair Value	Value
Outstanding at December 31, 2018	513	$28.52	$13.10
Granted	—	—	—
Exercised	(23)	12.77	6.81
Forfeited or expired	—	—	—
Outstanding at June 30, 2019	490	$29.26	$13.40	$7,414
Exercisable at June 30, 2019	332	$28.88		$5,144
Unvested at June 30, 2019	158	$30.05		$2,270

The aggregate intrinsic value is based on the closing price of $44.39 per share of Digimarc common stock on June 28, 2019, the last trading day before the end of the second fiscal quarter, which would have been received by the optionees had all of the options with exercise prices less than $44.39 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2019:	Shares	Fair Value
Unvested balance, March 31, 2019	628	$26.59
Granted	18	$32.75
Vested	(76)	$27.61
Forfeited	(45)	$27.13
Unvested balance, June 30, 2019	525	$26.61

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2019:	Shares	Fair Value
Unvested balance, December 31, 2018	426	$28.85
Granted	273	$23.93
Vested	(128)	$28.13
Forfeited	(46)	$27.13
Unvested balance, June 30, 2019	525	$26.61

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Fair value of restricted stock awards vested	$3,992	$2,016	$5,232	$3,272

6. Shareholders’ Equity

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000. For the three months ended June 30, 2019, the Company sold 336 shares at an average price of $60.61 under this Equity Distribution Agreement totaling $20,349 of cash proceeds, less $483 of commissions and $251 of stock issuance costs, for net cash proceeds of $19,615.

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

The following table reconciles earnings (loss) per common share:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(7,933)	$(8,038)	$(16,396)	$(16,150)
Distributed earnings to common shares	—	—	—	—
Distributed earnings to participating securities	—	—	—	—
Total distributed earnings	—	—	—	—
Undistributed loss allocable to common shares	(7,933)	(8,038)	(16,396)	(16,150)
Undistributed earnings allocable to participating securities	—	—	—	—
Total undistributed loss	(7,933)	(8,038)	(16,396)	(16,150)
Loss to common shares — basic	$(7,933)	$(8,038)	$(16,396)	$(16,150)
Denominator
Weighted average common shares outstanding — basic	11,665	11,337	11,576	11,302
Basic earnings (loss) per common share	$(0.68)	$(0.71)	$(1.42)	$(1.43)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(7,933)	$(8,038)	$(16,396)	$(16,150)
Undistributed earnings allocated to participating securities	—	—	—	—
Undistributed earnings reallocated to participating securities	—	—	—	—
Loss to common shares — diluted	$(7,933)	$(8,038)	$(16,396)	$(16,150)
Denominator
Weighted average common shares outstanding — basic	11,665	11,337	11,576	11,302
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — diluted	11,665	11,337	11,576	11,302
Diluted earnings (loss) per common share	$(0.68)	$(0.71)	$(1.42)	$(1.43)

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and six months ended June 30, 2019, because their exercise prices were higher than the average market price of the underlying common stock for each of the periods.

There were 275 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and six months ended June 30, 2018, because their exercise prices were higher than the average market price of the underlying common stock for each of the periods.

There were 124 and 12 common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the three and six months ended June 30, 2019, respectively, because the Company incurred a net loss for each of the periods.

There were no common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for each of the three and six months ended June 30, 2018, because the Company incurred a net loss for each of the periods.

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30,	December 31,
	2019	2018
Trade accounts receivable	$4,259	$3,903
Allowance for doubtful accounts	(20)	(15)
Trade accounts receivable, net	$4,239	$3,888
Unpaid deferred revenue included in trade accounts receivable	$1,051	$2,030

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2019	2018
Central Banks	55%	48%

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

	June 30,	December 31,
	2019	2018
Office furniture and fixtures	$1,636	$1,626
Software	3,970	3,686
Equipment	4,911	4,814
Leasehold improvements	1,721	1,721
Gross property and equipment	12,238	11,847
Less accumulated depreciation and amortization	(8,606)	(7,892)
Property and equipment, net	$3,632	$3,955

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2019 and 2018.

Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating 17 years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2019	2018
Capitalized patent costs	17-20	$9,084	$8,757
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,354	12,027
Accumulated amortization		(5,655)	(5,378)
Intangibles, net		$6,699	$6,649

11. Leases

The Company adopted ASC 842, “Leases,” as amended, as of January 1, 2019, using the retrospective approach.  The retrospective approach provides a method for recording existing leases at adoption and recording the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification.

The Company leases office spaces in Beaverton, Oregon and San Mateo, California. In July 2015, the Company entered into an amendment with the landlord of its corporate offices in Beaverton, Oregon to extend the lease term through March 2024 with remaining rent payments as of June 30, 2019 totaling $4,054, payable in monthly installments.  In February 2015, the Company entered into a new facilities lease agreement in San Mateo, California with a lease term through March 2020, with remaining rent payments as of June 30, 2019 totaling $234, payable in monthly installments. The Company currently subleases this facility to a third party with a lease term through March 2020.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the balance sheets:

June 30,
2019
Right of use assets	$2,489
Lease liabilities, current	$692
Lease liabilities, long-term	$2,749

Weighted-average remaining life	4.4 years
Weighted-average discount rate	8.20%

The carrying value of the right of use assets is included in “Other assets” and the current and long-term lease liabilities are included in “Accounts payable and other accrued liabilities” and “Lease liability and other long-term liabilities,” respectively, in the consolidated balance sheets.

Operating lease expense is included in cost of revenue and operating expenses in the consolidated statements of operations and in cash flows from operating activities on the consolidated statements of cash flows.  The operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details of the Company’s operating leases are presented in the following table:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Operating lease expense	$260	$521
Cash paid for operating leases	$320	$692

The table below reconciles the undiscounted cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the consolidated balance sheet as of June 30, 2019:

Cash
Payment
Year ending December 31:	Obligations
2019 (remaining)	$498
2020	870
2021	838
2022	862
2023	867
Thereafter	218
Total lease payments	4,153
Imputed interest	(712)
Total minimum lease payments	$3,441

12. Income Taxes

The provision for income taxes for the six months ended June 30, 2019 and 2018 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the six months ended June 30, 2019 and 2018 was 0%. The valuation allowance against net deferred tax assets as of June 30, 2019 was $47,577, an increase of $5,228 from $42,349 as of December 31, 2018.

Excess tax benefits of $2,236 and $2,044 were recognized in the provision for income taxes for the three and six months ended June 30, 2019, respectively, which were offset by $2,236 and $2,044 of valuation allowance, respectively. Excess tax benefits of $186 and $711 were recognized in the provision for income taxes for the three and six months ended June 30, 2018, respectively, which were offset by $186 and $711 of valuation allowance, respectively.

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

Digimarc, Digimarc Barcode, Digimarc Discover and Guardian are registered trademarks of Digimarc Corporation.

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. We have pioneered the Digimarc Intuitive Computing Platform (“ICP”), a comprehensive set of technologies for identifying, discovering and interacting with digitally-enhanced media. The platform includes Digimarc Barcode, a proprietary method for imperceptibly enhancing packaging, print, images, thermal labels, audio and other objects with data that is detected by enabled devices, such as smart phones, computers, barcode scanners and machine-vision equipment. Digimarc Discover software enables an ecosystem of connected devices to easily identify content or materials and deliver information.

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

In January 2014, we introduced Digimarc Barcodes for use in consumer product packaging. These Digimarc Barcodes can contain the same or even more information found in traditional universal product codes (“UPC”). The UPC information is nearly imperceptible and repeated multiple times over the entire package surface, making checkout faster and easier for both customers and cashiers. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. Since then, additional scanner vendors and other alliance partners have announced support for Digimarc Barcode. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of June 30, 2019. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases.” Additional information is included in “Note 11: Leases” of our Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six months ended June 30, 2019 and all changes discussed with respect to such periods reflect changes compared to the three and six months ended June 30, 2018.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	Percentages are percent of total revenue		Percentages are percent of total revenue
Revenue:
Service	57%	61%	61%	62%
Subscription	34	27	31	27
License	9	12	9	11
Total revenue	100	100	100	100
Cost of revenue:
Service	25	28	26	28
Subscription	8	9	8	9
License	3	3	3	3
Total cost of revenue	35	41	36	40
Gross profit	65	59	64	60
Operating expenses:
Sales and marketing	82	87	85	87
Research, development and engineering	64	75	68	72
General and administrative	43	44	47	46
Intellectual property	6	6	6	6
Total operating expenses	197	212	206	211
Operating loss	(132)	(153)	(142)	(151)
Other income, net	4	5	4	5
Loss before income taxes	(128)	(148)	(138)	(146)
Provision for income taxes	(0)	(0)	(0)	(0)
Net loss	(128%)	(148%)	(138%)	(146%)

Summary

Total revenue for the three and six month periods ended June 30, 2019 increased 14% to $6.2 million and 7% to $11.8 million, respectively, compared to the corresponding three and six month periods ended June 30, 2018, primarily as a result of higher subscription and service revenue.

Total operating expenses for the three and six month periods ended June 30, 2019 increased 5% to $12.1 million and 4% to $24.3 million, respectively, compared to the corresponding three and six month periods ended June 30, 2018, primarily due to routine annual compensation adjustments for our employees.

Revenue

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Revenue:
Service	$3,529	$3,336	$193	6%	$7,164	$6,843	$321	5%
Subscription	2,088	1,444	644	45%	3,651	3,022	629	21%
License	563	658	(95)	(14)%	1,025	1,186	(161)	(14)%
Total	$6,180	$5,438	$742	14%	$11,840	$11,051	$789	7%
Revenue (as % of total revenue):
Service	57%	61%			61%	62%
Subscription	34%	27%			31%	27%
License	9%	12%			9%	11%
Total	100%	100%			100%	100%

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

The increases in service revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to the timing of program work with the Central Banks.

Subscription. Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, and is generally recurring in nature, paid in advance and recognized over the term of the subscription.

The increases in subscription revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were due to higher Digimarc Discover and Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue.

License. License revenue includes revenue from licensing our intellectual property where we receive license fees and/or royalties.

The decreases in license revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to lower reported royalties from licensees.

Revenue by Geography

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,772	$1,289	$483	37%	$3,089	$2,740	$349	13%
International	4,408	4,149	259	6%	8,751	8,311	440	5%
Total	$6,180	$5,438	$742	14%	$11,840	$11,051	$789	7%
Revenue (as % of total revenue):
Domestic	29%	24%			26%	25%
International	71%	76%			74%	75%
Total	100%	100%			100%	100%

The increases in domestic revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to higher Digimarc Discover and Digimarc Barcode revenue from our domestic customers.

The increases in international revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to the timing of program work with the Central Banks.

Cost of Revenue

Service. Cost of service revenue primarily includes costs that are allocated from sales and marketing, research, development and engineering, and intellectual property that relate directly to performing services under our customer contracts and direct costs of program delivery. Costs include:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to service and development contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel;
•	cost of outside contractors that provide operational support; and
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross Profit

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Gross Profit:
Service	$1,976	$1,788	$188	11%	$4,080	$3,732	$348	9%
Subscription	1,623	936	687	73%	2,741	2,032	709	35%
License	396	509	(113)	(22)%	700	897	(197)	(22)%
Total	$3,995	$3,233	$762	24%	$7,521	$6,661	$860	13%
Gross Profit (as % of related revenue components):
Service	56%	54%			57%	55%
Subscription	78%	65%			75%	67%
License	70%	77%			68%	76%
Total	65%	59%			64%	60%

The increases in total gross profit for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to higher subscription and service revenue.

The increases in service gross profit as a percentage of service revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to higher service revenue.

The increases in subscription gross profit as a percentage of subscription revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to higher subscription revenue.

The decreases in license gross profit as a percentage of license revenue for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to lower license revenue.

Operating Expenses

We allocate certain costs of sales and marketing, research, development and engineering, and intellectual property to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Sales and marketing	$5,087	$4,757	$330	7%	$10,037	$9,644	$393	4%
Sales and marketing (as % of total revenue)	82%	87%			85%	87%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended June 30, 2019, compared to the corresponding three month period ended June 30, 2018, was primarily due to increased headcount and compensation-related expenses of $0.3 million.

The increase in sales and marketing expenses for the six month period ended June 30, 2019, compared to the corresponding six month period ended June 30, 2018, was primarily due to:

•	increased headcount and compensation-related expenses of $0.7 million; partially offset by
•	decreased marketing costs and professional fees of $0.2 million.

Research, development and engineering

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Research, development and engineering	$3,981	$4,058	$(77)	(2)%	$8,019	$8,005	$14	0%
Research, development and engineering (as % of total revenue)	64%	75%			68%	72%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The changes in research, development and engineering expenses for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were insignificant.

General and administrative

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
General and administrative	$2,686	$2,416	$270	11%	$5,538	$5,048	$490	10%
General and administrative (as % of total revenue)	43%	44%			47%	46%

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

The increase in general and administrative expenses for the three month period ended June 30, 2019, compared to the corresponding three month period ended June 30, 2018, was primarily due to:

•	increased headcount and compensation-related expenses of $0.1 million;
•	increased professional and consulting fees of $0.1 million; and
•	increased infrastructure and centralized costs of $0.1 million.

The increase in general and administrative expenses for the six month period ended June 30, 2019, compared to the corresponding six month period ended June 30, 2018, was primarily due to:

•	increased headcount and compensation-related expenses of $0.2 million;
•	increased infrastructure and centralized costs of $0.2 million; and
•	increased professional and consulting fees of $0.1 million.

Intellectual property

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Intellectual property	$393	$305	$88	29%	$751	$620	$131	21%
Intellectual property (as % of total revenue)	6%	6%			6%	6%

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

The increases in intellectual property expenses for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to increased legal costs and write-offs of abandoned patent costs.

Stock-based compensation

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Cost of revenue	$179	$167	$12	7%	$361	$322	$39	12%
Sales and marketing	489	411	78	19%	1,008	756	252	33%
Research, development and engineering	357	350	7	2%	711	648	63	10%
General and administrative	927	814	113	14%	1,839	1,615	224	14%
Intellectual property	64	67	(3)	(4)%	134	139	(5)	(4)%
Total	$2,016	$1,809	$207	11%	$4,053	$3,480	$573	16%

The increases in stock-based compensation expense for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to timing and amount of stock awards.

We anticipate incurring an additional $15,205 in stock-based compensation expense through June 30, 2023 for awards outstanding as of June 30, 2019.

Other income, net

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)	2019	2018	(Decrease)	(Decrease)
Other income, net	$231	$274	$(43)	(16)%	$468	$526	$(58)	(11)%
Other income, net (as % of total revenue)	4%	5%			4%	5%

The decreases in other income, net for the three and six month periods ended June 30, 2019, compared to the corresponding three and six month periods ended June 30, 2018, were primarily due to lower interest income as a result of lower cash and investment balances.

Income Taxes

The provision for income taxes for the six month periods ended June 30, 2019 and 2018 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the six month periods ended June 30, 2019 and 2018 was 0%, because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of June 30, 2019 was $47,577, an increase of $5,228 from $42,349 as of December 31, 2018.

We continually assess the applicability of valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2019, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	June 30,	December 31,
	2019	2018
Working capital	$50,853	$45,326
Current ratio (1)	10.3:1	11.5:1
Cash, cash equivalents and short-term marketable securities	$49,958	$43,656
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$49,958	$43,656

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $6.3 million increase in cash, cash equivalents and marketable securities at June 30, 2019 from December 31, 2018 resulted primarily from:

•	net proceeds from the issuance of common stock; and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three and six months ended June 30, 2019 and 2018.

Operating Cash Flow

The components of operating cash flows were:

	Six	Six
	Months	Months
	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Net loss	$(16,396)	$(16,150)	$(246)	(2)%
Non-cash items	5,172	4,531	641	14%
Changes in operating assets and liabilities	249	1,830	(1,581)	(86)%
Net cash used in operating activities	$(10,975)	$(9,789)	$(1,186)	(12)%

Cash flows used in operating activities for the six month period ended June 30, 2019 increased by $1.2 million, compared to the corresponding six month period ended June 30, 2018, primarily as a result of changes in operating assets and liabilities, partially offset by higher non-cash items. The changes in operating assets and liabilities were primarily due to the collection of a $1.75 million upfront license fee received in January 2018, partially offset by higher accounts payable due to timing. The increase in non-cash items was primarily due to higher stock-based compensation.

Cash flows from investing activities for the six month period ended June 30, 2019, compared to the corresponding six month period ended June 30, 2018, decreased by $5.4 million from $4.2 million provided by to $1.2 million used, primarily as a result of lower net maturities of marketable securities.

Cash flows from financing activities for the six month period ended June 30, 2019, compared to the corresponding six month period ended June 30, 2018, increased by $18.2 million from $0.2 million used to $18.0 million provided by, primarily as a result of the sale of our common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

In May 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of June 30, 2019, we had sold 335,748 shares at an average price of $60.61 under this Equity Distribution Agreement, totaling $20.3 million of cash proceeds, less $0.5 million of commissions and $0.3 million of stock issuance costs, for net cash proceeds of $19.6 million.

We have a $100 million shelf registration statement in place, of which $17.8 million and $12.0 million were allocated for sales of our common stock in connection with our registered direct offerings in June 2017 and November 2017, respectively. We have also allocated up to $30 million of the shelf registration statement for the sale of our common stock under the Equity Distribution Agreement with Wells Fargo Securities, LLC, of which $20.3 million has been sold. As of June 30, 2019, $49.9 million remains available for future issuances under this shelf registration statement, which expires in June 2020.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A. “Risk Factors” of our 2018 Annual Report. The risks and uncertainties described in our 2018 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2019, there have been no material changes to the risk factors set forth in our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2019:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2019 to April 30, 2019	—	$—	—	$—
Month 2
May 1, 2019 to May 31, 2019	20,905	$60.05	—	$—
Month 3
June 1, 2019 to June 30, 2019	2,423	$52.56	—	$—
Total	23,328	$59.27	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 5.	Other Information

As previously disclosed, Executive Vice President Aimee Arana resigned effective June 11, 2019 to accept a position with a leading apparel and footwear company.  Ms. Arana's duties, which included overseeing all sales and business development, were assumed by Brian O'Sullivan, Vice President of Sales & Business Development, except for activities in Japan, which are overseen by Charles Beck, Chief Financial Officer. We believe Ms. Arana's departure had no material impact on our operations or financial results.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

1.1

Equity Distribution Agreement, dated May 16, 2019 by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2019 (File No. 001-34108))

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

Date: July 25, 2019	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)