Form 10-K
period 2019-12-31
Digimarc CORP
filed 2020-02-27
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 28, 2019), was approximately $532 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 21, 2020, 12,611,569 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2020 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. We have pioneered the Digimarc Platform featuring three core functions for the identification, discovery and verification of digitally-enhanced media. Digimarc provides objects with an indelible, imperceptible data carrier—Digimarc Barcode. Data in the carrier uniquely identifies the object. The Platform also provides software for relevant devices to “discover” objects (i.e., decode data from that carrier) using Digimarc software, known as Digimarc Discover. Digimarc Verify, a suite of verification and quality control tools, is used to assess signal quality and validate data at critical stages of production when the Digimarc Barcode is applied to an object. Together, these core functions enable organizations, application developers, and other solution providers to build new features, functionality and additional value on the Digimarc Platform.

The Digimarc Platform provides many benefits for connected objects, including:

•

Security: An imperceptible and indestructible digital watermark encoded in the object provides a singularly unique identification, whether in a digital image, video or audio file, on paper, cardboard or etched within material substrates as with plastics and other materials. Among other things, this helps support strong authentication.

•

Protection: A unique identifier (“ID”) enables fraud deterrence across many use cases, from preventing “barcode swapping” and counterfeiting of currency, media and goods to copyright detection of digital images and e-publications.

•

Traceability: The ID can carry serial numbers for easier tracking of individual items or entire lots. This has many uses, from ensuring product legitimacy to preventing product pirating to easily identifying products for recall based on source provenance and sales destination.

•

Sustainability: The ID can contain information specific to packaging content as an aid to broader and more efficient recycling. For example, a microscopic pattern embossed in the plastic can be used to identify use of the materials and composition as an aid for sorting and recapture. Similarly, enhanced labels for fresh foods can be used to dynamically adjust pricing and thereby reduce food waste.

•

Engagement: Consumers can directly interact with enhanced objects simply by scanning the item with their smartphones. Brands can share additional product information online including recipes, instructions, information about ingredients and sources, how-to videos, coupons and more.

•

Efficiency: Connected items, reliably scanned by machines and mobile devices, enhance supply chain efficiencies, from parts matching in manufacturing to faster and more accurate inventory scanning and faster and easier front-of-store checkout experiences.

Our inventions allow our business partners and customers to provide persistent digital identities for virtually any media content that is digitally processed at some point during its lifecycle. Our technology can be applied to images, video and audio to supply a wide range of consumer engagement, media management and security solutions across multiple consumer and government industry sectors. Over the years our enabling software and business processes, and associated intellectual property portfolio, have grown to encompass many related technologies.

We provide our solutions directly and through our business partners. Our inventions provide a powerful element of document security, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”) and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-publications and printed materials. Digimarc Barcodes have been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

Digimarc Barcodes can be used to enhance all forms of media and are generally imperceptible to human senses but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable visual space on their media content; nor does it impact the overall layout or aesthetics of their media content. Digimarc Barcodes are generally imperceptible in normal use and do all that visible barcodes do, but perform better. Our Digimarc Discover platform delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio and video. Unique to Digimarc Discover is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode when present.

Banknote counterfeit deterrence was the first commercially successful large-scale use of our technologies. Innovations based on our existing technology and experience have been leveraged to create new products to deter counterfeiting and tampering of driver licenses and other government-issued secure credentials. In parallel, our business partners, under patent or technology licenses from us, are delivering solutions to track and monitor the distribution of music, images, television and movies to consumers.

In December 2012, we entered into a renewal and extension through December 2024 of the Counterfeit Deterrence System Development and License Agreement with the Central Banks, with a 5-year extension option.

In January 2014, we introduced Digimarc Barcodes for use in consumer product packaging. These Digimarc Barcodes can contain the same or even more information found in traditional universal product codes (“UPC”). The UPC information contained in the Digimarc Barcode is nearly imperceptible and repeated multiple times over the entire package surface, making checkout faster and easier for both customers and cashiers. We partnered with Datalogic, a global leader in automatic data capture and industrial automation markets and producer of barcode readers, in introducing the Digimarc Barcode to the consumer product packaging market. Since then, additional scanner vendors and other alliance partners have announced support for Digimarc Barcode. Digimarc Barcodes can also connect mobile-enabled consumers directly from packaging to engaging mobile experiences such as additional product information, special offers, recommendations, reviews, social networks and more.

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

In January 2018, we introduced Digimarc Barcode for use in thermal labels for fresh food products. These Digimarc Barcodes contain GS1 Application Identifiers for fresh foods, allowing retailers to dynamically adjust pricing on soon-to-be-expired fresh foods, instead of discarding them. Retail thermal labels with Digimarc Barcode scan even when ripped, creased, smudged or damaged, making checkout faster and easier for both customers and cashiers. We have partnered with multiple industry-leading retail-scale label manufacturers to introduce thermal labels enabled with Digimarc Barcode to the retail industry. Thermal labels enabled with Digimarc Barcode can also provide consumers an engaging mobile experience similar to Digimarc Barcode for consumer product packaging.

In April 2018, Digimarc announced a new 15-year partnership with Microsoft. The partnership included the integration of Digimarc scanning software into Windows as part of the Windows 10 update. The two companies have a history of working together to improve retailer operational efficiency and increase consumer engagement with products.

In May 2018, Digimarc announced its support of SmartLabel and the availability of Digimarc Barcode scanning capabilities within the SmartLabel app. The SmartLabel program was developed by the Grocery Manufacturers Association and the Food Marketing Institute to give consumers a way to digitally access more detailed product information than could fit on a package. Most recently, Digimarc Barcode has been adopted by the U.S. Department of Agriculture as an approved digital disclosure method for products and packaging containing bioengineered food, commonly referred to as “GMOs.” The National Bioengineered Food Disclosure Standard was published in December 2018 after a review and comment period lasting more than two years. The regulations include provisions for label disclosure of food products containing genetically modified organisms, which went into effect in February 2019. Consumer goods manufacturers and private label retailers can use Digimarc Barcode as a one-source solution to satisfy both their voluntary SmartLabel® program participation and mandatory bioengineering disclosures.

In October 2018, Digimarc previewed Signal Rich™ Art at the Adobe Max Creativity Conference. The Signal Rich™ Art tools under development employ breakthrough advances in imaging science, machine vision and artificial intelligence to create artwork where machine-readable codes become native, inherent in, and inseparable from the design.

In April 2019, Digimarc pledged a commitment to improve the reliability and efficiency of sorting plastic waste, most notably signing the Ellen MacArthur Foundation’s New Plastics Economy Global Commitment, which is focused on building a Circular Economy for plastics. Digimarc participated in the Ellen MacArthur Foundation’s Pioneer Project HolyGrail, where Digimarc Barcode was shown in testing to overcome many current limitations in plastic sorting technology. Digimarc Barcode proved effective in technical trials in more accurately identifying recyclable plastics that could prevent their unnecessary disposal into landfills or incinerators.

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

In November 2019, Digimarc delivered scan technology to Walmart’s Toy Catalog, making it easier than ever for customers to buy gifts or create wish lists for family and friends using the Walmart app. The Scan & Shop powered by Digimarc was prominently promoted in 35 million printed catalogs that were direct mailed as well as available in Walmart’s nearly 4,800 U.S. stores.

Our Commitment

Digimarc is committed to sustainability and social responsibility in its product offerings, internal practices and relationship to the community.

The Digimarc Platform features products that contribute to a more sustainable global economy. For example, Digimarc Barcode on fresh food labels can help retail grocers reduce food waste. Digimarc has also joined the HolyGrail 2.0 project, which is focused on how the use of Digimarc Barcode on packaging can improve plastic sorting and help keep post-consumer recycled plastics out of landfills and incinerators.

In 2019, Digimarc launched its “Reduce, Reuse, Recycle Program” to promote sustainability throughout the organization. This employee-led initiative examines our “corporate footprint” and implements a range of initiatives from reducing electricity usage, composting company food waste, reducing the use of single use plastics and encouraging public transit use. Our Oregon facility also uses 100% renewable wind energy. Beyond our environmental initiatives, Digimarc supports employee community engagement by providing volunteer time off. Our teams have volunteered with and contributed to a wide range of local organizations. Finally, Digimarc proudly partners with the Multiple Engineering Cooperative Program to provide real-world work experience to students at Oregon’s engineering universities. We also volunteer with ChickTech, a Portland, Oregon non-profit organization helping young girls discover an interest in science, technology, engineering and math.

More information on our commitment to sustainability and social responsibility can be found at http://www.digimarc.com/about/company/our-commitment.

Customers and Business Partners

Our revenue is generated through commercial and government applications of our technology. We derive our revenue primarily from software development services, subscriptions for products and related services, and licensing of our patents. During 2019, we generated the majority of our revenue from software development services under a long-term contract with the Central Banks and from subscriptions for our products and related services.

In 2019, revenue from government contracts accounted for 61% of our total revenue. The Central Banks accounted for substantially all revenue generated under our government contracts. Our contract with the Central Banks runs through December 2024, with a 5-year extension option.

Information about customers that accounted for 10% or more of revenue in the last two years is included in Note 3 of our Notes to Consolidated Financial Statements.

Products and Services

We provide media identification and management solutions to government and commercial customers and license our technology and patented inventions to solution providers. Our largest government customer is the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency using personal computers and digital reprographics for the last 20 years. We sell our products and related services to commercial customers for use in a wide range of applications providing for improved auto-identification of media. For instance, we provide solutions to the retail and consumer package goods industry that drive efficiency and reliability in product identification, and in the publishing industry we provide solutions that reduce piracy of e-publications, images and other materials. We also license our technology and inventions to providers of identification solutions to the media and entertainment industry. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on our technology as a cost-effective means to:

•	deter piracy and illegal use of movies, music and other media;
•	protect entertainment content from copyright infringement;
•	track and monitor entertainment content for rights usage and licensing compliance;
•	monitor advertisements to verify ad placement and measure return on investment;
•	enhance information access, search and provide marketing capabilities related to media content; and
•	enable authorized use of content by consumers.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of December 31, 2019. We continue to develop and broaden our portfolio in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

Markets

Our patented inventions are used in various media identification and management products and solutions supporting a variety of media objects, from movies and music to banknotes, secure credentials and consumer packaged goods. Each media object enabled by our inventions creates the potential for several applications, such as:

•	retail point of sale transaction processing;
•	track and trace of products within the supply chain;
•	quality control in manufacturing processes;
•	inventory management and planogram compliance;
•	sorting of consumer packaged goods in recycling streams;
•	counterfeiting and piracy deterrence;
•	online e-publication piracy protection;
•	content identification and media management;
•	authentication and monitoring;
•	linking to networks and providing access to information; and
•	enhanced services in support of mobile commerce.

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2019 will generate a minimum of $31 million in revenue, compared to $30 million as of December 31, 2018. We expect approximately $17 million of the $31 million to be recognized as revenue during 2020.

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

Employees

At December 31, 2019, we had 216 full-time employees, including 81 in sales, marketing, operations and customer support; 102 in research, development and engineering, including intellectual property; and 33 in finance, administration, information technology and legal.

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

RISKS RELATED TO OUR BUSINESS

(1) As a purveyor of disruptive technology, if our partners and potential customers defer or delay adopting and implementing our technology, or if competitors or other market participants successfully engage in campaigns to discredit our technology, our revenues will be negatively affected.

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

With respect to anticipated sales growth and prospects for our Digimarc Discover and Digimarc Barcode products and services, our three major avenues for revenue generation include direct sales, web sales, and partners. Our growing direct sales force is relatively new, with an average tenure of less than three years with the Company. The redesign of our website to facilitate web-based sales is evolving. Most of our partners are relatively new to our products. Thus, the anticipated sources of revenue growth for Digimarc Discover and Digimarc Barcode are unproven. We are executing strategies intended to make each of these means of revenue generation more effective, but we provide no assurance that we will execute these strategies successfully.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by our partners to their members and customers, and implementation of our technology in solutions propagated by our partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting Digimarc Discover and Digimarc Barcode. We have entered into agreements with numerous partners to propagate and support Digimarc Discover and Digimarc Barcode, including brand deployment and pre-media service providers and consumer packaging solutions companies, all of which offer Digimarc Barcode services to national and store brand owners and consumer products suppliers. We have also entered into agreements with numerous scanner manufacturers to enable their devices to read Digimarc Barcode as well as scale manufacturers to enable their devices to print Digimarc Barcode on thermal labels. Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, are collaborating to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US educates, trains and provides access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US are working to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. Digimarc has also entered into a similar collaboration with GS1 Germany. We provide no assurance that these collaborations will successfully generate revenue for our business.

If our partners are not successful in advocating and deploying our technology, we may not be able to achieve and sustain profitable operations. If other business partners who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to successfully collaborate with third parties or to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology will be adversely affected. Consequently, our ability to increase revenue could be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek and employ alternative technologies.

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

We derive a significant portion of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our partners participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in bookings/revenues forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue recognized in any given quarter or year, resulting in reduced and less predictable revenue and adversely affecting profitability.

We are expanding into new markets, which involve inherent risk and unpredictability. With the proliferation of smartphones and increased consumer demands for product information, we have investigated other technologies that may provide attractive future opportunities. These generally include technologies that leverage our strength in signal processing and support our vision for intuitive, pervasive computing. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in the digital watermarking field. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned in these other opportunities. Accordingly, it may be difficult for us to achieve success in other technologies we might pursue.

(6) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 79% of our revenue for the year ended December 31, 2019. Most of our revenue comes from our contract with the Central Banks, which expires in 2024 with the possibility of a five-year extension. Other contracts we enter into may contain termination for convenience provisions. If we were to lose any such contract for any reason, or if our relationship with these customers or the Central Banks were materially modified, our financial results would be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) We were not profitable in 2019 or 2018 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2019 and 2018 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

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

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2019 and 2018 and concluded there was no impairment for either period. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. In 2014, we recorded a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2019 and 2018, we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized.

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

(12) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our shareholders, increase expenses, disrupt our operations and harm our operating results.

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

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012, and the patents in our portfolio expire at various times between 2020 and 2038. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to develop our patent portfolio, but we do not assure you that we will be able to exploit newer patents to the extent that we have exploited our earlier patents.

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

Our business relies on computers and other information technologies, both internal and external. The protective measures that we use may not prevent all security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from these events.

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

The increase in cyber-attacks has resulted in an increased focus on cybersecurity by various government agencies. Cyber-attacks or any investigation or enforcement action related to cybersecurity could cause us to incur significant remediation costs, disrupt key business operations, and divert attention of management and key information technology resources. We may incur losses as a result of cyber-fraud, such as those experienced by companies making unauthorized payments, irrespective of robust internal controls. Our reputation, brand, and business could be harmed, and we could be subject to third-party claims in the event of such a security breach.

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

At February 21, 2020, we had 275 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We withhold (purchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2019:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2019 to October 31, 2019	—	$—	—	$—
Month 2
November 1, 2019 to November 30, 2019	19,280	$35.00	—	$—
Month 3
December 1, 2019 to December 31, 2019	2,423	$32.38	—	$—
Total	21,703	$34.71	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. We have pioneered the Digimarc Platform featuring three core functions for the identification, discovery and verification of digitally-enhanced media. Digimarc provides objects with an indelible, imperceptible data carrier—Digimarc Barcode. Data in the carrier uniquely identifies the object. The Platform also provides software for relevant devices to “discover” objects (i.e., decode data from that carrier) using Digimarc software, known as Digimarc Discover. Digimarc Verify, a suite of verification and quality control tools, is used to assess signal quality and validate data at critical stages of production when the Digimarc Barcode is applied to an object. Together, these core functions enable organizations, application developers, and other solution providers to build new features, functionality and additional value on the Digimarc Platform.

Our growth strategy encompasses both our government and commercial businesses. We plan to continue investing in research and development and sales and marketing to develop and market our products, including Digimarc Discover, Digimarc Barcode and Digimarc Guardian, and to continue to expand our intellectual property portfolio. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of December 31, 2019. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

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

Revenue recognition: We adopted Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” using the cumulative effect method with an effective date of January 1, 2018.

Revenue is recognized in accordance with ASC 606 by applying the following steps:

Step 1:  Identify the contract(s) with a customer.

Step 2:  Identify the performance obligation(s) in the contract.

Step 3:  Determine the transaction price.

Step 4:  Allocate the transaction price to the performance obligation(s) in the contract.

Step 5:  Recognize when (or as) the entity satisfies the performance obligation(s).

We derive our revenue primarily from software development services, subscriptions and licensing of our intellectual property.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue received from software development services with the Central Banks and government agencies. The majority of service revenue arrangements are structured as time and materials consulting agreements.  Revenue for software development services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue includes revenue derived from the sale of Digimarc Discover, Digimarc Barcode and Digimarc Guardian products and services, is generally recurring, paid in advance and recognized over the term of the subscription, which is generally one to three years.

•

License revenue originates primarily from licensing our intellectual property where we receive license fees and/or royalties. License fees are typically paid in advance and recognized when the customer has the right to the intellectual property and the license period has begun, and royalties are typically billed in arrears and recognized in the quarter in which the royalty was earned.

Some customer arrangements contain multiple performance obligations such as software development services, software licenses, and maintenance and support fees.  We account for individual products and services separately if they are distinct.  To determine the transaction price, we consider the terms of the contract and our customary business practices.  Some contracts may contain variable consideration.  In those cases, we estimate the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts.  As part of this assessment, we will evaluate whether any of the variable consideration is constrained and if it is we will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, we estimate the standalone selling price based on reasonably available information, including market conditions, specific factors affecting us, and information about the customer.  For distinct products and services, we typically recognize the revenue associated with these performance obligations as they are delivered to the customer.  Goods and services which are not capable of being distinct are combined with other goods or services until a distinct performance obligation is identified. The revenue associated with this performance obligation is typically recognized over the term of the contract as the customer simultaneously receives and consumes the goods and services as we perform them.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

Results of Operations—the Years Ended December 31, 2019 and December 31, 2018

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Revenue:
Service	$12,793	$12,774
Subscription	8,125	6,041
License	2,069	2,377
Total revenue	22,987	21,192
Cost of revenue:
Service	5,523	5,922
Subscription	1,840	1,907
License	673	597
Total cost of revenue	8,036	8,426
Gross profit	14,951	12,766
Operating expenses:
Sales and marketing	19,875	19,140
Research, development and engineering	16,467	15,971
General and administrative	10,848	9,897
Intellectual property	1,492	1,282
Total operating expenses	48,682	46,290
Operating loss	(33,731)	(33,524)
Other income, net	912	1,057
Loss before income taxes	(32,819)	(32,467)
Provision for income taxes	(21)	(39)
Net loss	$(32,840)	$(32,506)

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
	Percentages are percent of total revenue
Revenue:
Service	56%	60%
Subscription	35	29
License	9	11
Total revenue	100	100
Cost of revenue:
Service	24	28
Subscription	8	9
License	3	3
Total cost of revenue	35	40
Gross profit	65	60
Operating expenses:
Sales and marketing	86	90
Research, development and engineering	72	75
General and administrative	47	47
Intellectual property	6	6
Total operating expenses	212	218
Operating loss	(147)	(158)
Other income, net	4	5
Loss before income taxes	(143)	(153)
Provision for income taxes	(0)	(0)
Net loss	(143%)	(153%)

Summary

Total revenue increased $1.8 million, or 8%, to $23.0 million, primarily due to higher subscription revenue reflecting higher Digimarc Discover and Digimarc Barcode revenue, partially offset by lower Digimarc Guardian revenue.

Total operating expenses increased $2.4 million, or 5%, to $48.7 million, primarily due to routine annual compensation and benefits adjustments for our employees.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenue:
Service	$12,793	$12,774	$19	0%
Subscription	8,125	6,041	2,084	34%
License	2,069	2,377	(308)	(13)%
Total	$22,987	$21,192	$1,795	8%
Revenue (as % of total revenue):
Service	56%	60%
Subscription	35%	29%
License	9%	11%
Total	100%	100%

Service. Service revenue consists primarily of revenue derived from the sale of software development services. The majority of service revenue arrangements are structured as time and materials consulting agreements. Most of our service revenue is derived from contracts with the Central Banks and government agency contractors. The agreements range from several months to several years in length, and our longer-term contracts are subject to work plans that are reviewed and agreed upon at least annually. These contracts generally provide for billing hours worked at predetermined rates and, to a lesser extent, reimbursement for third party costs and services. Increases or decreases in the services provided under these contracts are generally subject to both volume and price changes. The volume of work is generally negotiated at least annually and can be modified as the customer’s needs change. We also have provisions in our longer-term contracts that allow for specific hourly rate increases on an annual basis to account for cost of living variables. Contracts with government agency contractors are generally shorter-term in nature, less linear in billings and less predictable than our longer-term contracts because the contracts with government agency contractors are subject to government budgets and funding.

The increase in service revenue was insignificant and reflected higher billable rates offsetting lower billable hours under our contracts.

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

License. License revenue includes revenue from licensing our intellectual property where we receive license fees and/or royalties.

The decrease in license revenue was primarily due to lower reported royalties from a licensee.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$7,187	$5,573	$1,614	29%
International	15,800	15,619	181	1%
Total	$22,987	$21,192	$1,795	8%
Revenue (as % of total revenue):
Domestic	31%	26%
International	69%	74%
Total	100%	100%

The increase in domestic revenue was primarily due to higher subscription revenue from domestic customers.

The increase in international revenue was insignificant.

Cost of revenue

Service. Cost of service revenue primarily includes costs that are allocated from research, development and engineering and sales and marketing that relate directly to performing services under our customer contracts and direct costs of program delivery. Costs include:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers;
•	travel costs directly attributable to software development and consulting contracts; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of operations personnel where we bill our customers for services;
•	cost of outside contractors that provide operational support; and
•	Internet service provider connectivity charges and image search data fees to support the services offered to our subscription customers.

License. Cost of license revenue primarily includes:

•	amortization of capitalized patent costs; and
•	amortization of patent maintenance fees.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Gross Profit:
Service	$7,270	$6,852	$418	6%
Subscription	6,285	4,134	2,151	52%
License	1,396	1,780	(384)	(22)%
Total	$14,951	$12,766	$2,185	17%
Gross Profit (as % of related revenue components):
Service	57%	54%
Subscription	77%	68%
License	67%	75%
Total	65%	60%

The increase in total gross profit was primarily due to higher subscription revenue and lower service costs.

The increase in service gross profit as a percentage of service revenue was primarily due to the mix of labor performing services under our contracts.

The increase in subscription gross profit as a percentage of subscription revenue was primarily due to higher subscription revenue. Subscription costs were relatively flat.

The decrease in license gross profit as a percentage of license revenue was primarily due to lower license revenue and higher amortization of patent costs.

Operating expenses

We allocate certain costs of research, development and engineering and sales and marketing to cost of revenue when they relate directly to our customer contracts. We record all remaining, or “residual,” costs as sales and marketing, research, development and engineering, general and administrative, and intellectual property expenses.

Sales and marketing

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Sales and marketing	$19,875	$19,140	$735	4%
Sales and marketing (as % of total revenue)	86%	90%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was primarily due to:

•	increased headcount and compensation-related expenses of $1.0 million; partially offset by
•	decreased marketing communication costs of $0.2 million.

Research, development and engineering

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Research, development and engineering	$16,467	$15,971	$496	3%
Research, development and engineering (as % of total revenue)	72%	75%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:
•	investigation of new digital watermarking algorithms to increase robustness and/or computational efficiency;
•	research of mobile device usage models and imaging sub-systems in camera-phones;
•	industry conference participation and authorship of papers for industry journals;
•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;
•	research in multi-spectral analyses, machine learning, machine readable indicia and other content identification technologies;
•	investigation of substrates, printing techniques and printing technology relating to consumer packaged goods and thermal labels;
•	study and analysis of optimal illumination and imaging parameters to enable detection of Digimarc Barcode in high-speed sorting environments;
•	creation of models and sampling methodologies to enable recovering of Digimarc Barcode from high soiled and highly distorted (e.g., crushed) objects; and
•	investigation and development of enhancement strategies for variety of manufacturing processes involved in the production and formation of plastic containers and objects.
•	Platform Development:
•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;
•	platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);
•	embedded systems platform creation and tuning for barcode scanners, thermal label printers, and machine vision environments;
•	tuning big data analytics transformation and metrics aggregation engine;
•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop; and
•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources.

•	Product Development:
•

delivery and enhancement of Digimarc Barcode for an expanding list of applications, including packaging for consumer packaged goods, thermal labels for fresh foods and machine vision applications for manufacturing and recycling;

•	improvements to the Digimarc Barcode Manager and Digimarc Barcode Central to provide campaign management and routing services for the Digimarc Discover platform;
•	maintenance of the web-hosted image enhancement service in support of Digimarc Discover platform;
•	development and optimization of production level image enhancement tools and quality control services;
•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms; and
•	development of real-time analytics portal to support anti-piracy services for the publishing industry.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	charges for infrastructure and centralized costs of facilities and information technology;
•	payments to outside contractors; and
•	the purchase of materials and services for product development.

The increase in research, development and engineering expenses was primarily due to increased headcount and compensation-related expenses of $0.4 million.

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative	$10,848	$9,897	$951	10%
General and administrative (as % of total revenue)	47%	47%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses was primarily due to:

•	increased headcount and compensation-related expenses of $0.5 million;
•	increased professional and consulting fees of $0.2 million; and

•	increased hardware and software costs of $0.2 million.

Intellectual property

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Intellectual property	$1,492	$1,282	$210	16%
Intellectual property (as % of total revenue)	6%	6%

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Gross expenditures for intellectual property costs, before reflecting the effect of capitalized patent costs, primarily consist of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of attorneys and legal assistants;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, each incurred in the patent process;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

Intellectual property expenses can vary from period to period based on the level of capitalized patent activity.

The increase in intellectual property expenses was primarily due to:

•	increased write-offs of abandoned patent costs of $0.1 million; and
•	increased legal costs of $0.1 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of revenue	$669	$613	$56	9%
Sales and marketing	1,928	1,649	279	17%
Research, development and engineering	1,466	1,361	105	8%
General and administrative	3,877	3,386	491	15%
Intellectual property	274	289	(15)	(5)%
Total	$8,214	$7,298	$916	13%

The changes in stock-based compensation expense were primarily due to the timing and amount of stock awards.

We anticipate incurring an additional $13,535 in stock-based compensation expense through December 31, 2023 for awards outstanding as of December 31, 2019.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Other income, net	$912	$1,057	$(145)	(14)%
Other income, net (as % of total revenue)	4%	5%

The decrease in other income, net was primarily due to lower interest income reflecting lower cash and investment balances, partially offset by higher interest rates on our investments.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2019, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2019 was $47.8 million, an increase of $7.9 million from $39.9 million as of December 31, 2018. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2019, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2018, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2018 was $39.9 million, an increase of $7.6 million from $32.3 million as of December 31, 2017.

Liquidity and Capital Resources

	December 31,	December 31,
	2019	2018
Working capital	$37,850	$45,326
Current ratio (1)	8.0:1	11.5:1
Cash, cash equivalents and short-term marketable securities	$36,817	$43,656
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$36,817	$43,656

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $6.8 million decrease in cash, cash equivalents and marketable securities at December 31, 2019 from December 31, 2018 resulted primarily from:

•	cash used in operations,
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, and

•	purchases of property and equipment and capitalized patent costs; partially offset by
•	net proceeds from the issuance of common stock; and
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, corporate notes and U.S. treasuries. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2019 and 2018.

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Net loss	$(32,840)	$(32,506)	$(334)	(1)%
Non-cash items	10,421	9,441	980	10%
Changes in operating assets and liabilities	7	1,855	(1,848)	(100)%
Net cash used in operating activities	$(22,412)	$(21,210)	$(1,202)	(6)%

Cash flows used in operating activities in 2019 compared to 2018 increased by $1.2 million, primarily as a result of changes in operating assets and liabilities, partially offset by higher non-cash items. The changes in operating assets and liabilities reflected the collection of a $1.7 million non-recurring license fee received in January 2018. The increase in non-cash items was primarily due to higher stock-based compensation.

Cash flows from investing activities

Cash flows from investing activities in 2019 compared to 2018 decreased by $19.4 million, from $8.5 million provided to $10.9 million used, primarily as a result of higher net purchases of marketable securities.

Cash flows from financing activities

Cash flows from financing activities in 2019 compared to 2018 increased by $18.1 million, from $0.8 million used to $17.3 million provided, primarily as a result of the sale of our common stock.

Future cash expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

In May 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of December 31, 2019, we had sold 335,748 shares at an average price of $60.61 under this Equity Distribution Agreement, totaling $20.3 million of cash proceeds, less $0.5 million of commissions and $0.3 million of stock issuance costs, for net cash proceeds of $19.6 million.

We have a $100 million shelf registration statement in place, of which $17.8 million and $12.0 million were allocated for sales of our common stock in connection with our registered direct offerings in June 2017 and November 2017, respectively. We have also allocated up to $30 million of the shelf registration statement for the sale of our common stock under the Equity Distribution Agreement with Wells Fargo Securities, LLC, of which $20.3 million has been sold. As of December 31, 2019, $49.9 million remains available for future issuances under this shelf registration statement, which expires in June 2020.

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

Contractual Obligations

We are party to operating leases in Beaverton, Oregon, and San Mateo, California.

In July 2015, we entered into an amendment with the landlord of our corporate offices in Beaverton, Oregon, to extend the lease term through March 2024 for rent payments totaling $5.5 million, payable in monthly installments.

In February 2015, we entered into a new facilities lease agreement in San Mateo, California, with a lease term through March 2020 for rent payments totaling $1.0 million, payable in monthly installments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We are party to operating leases for our facilities in Beaverton, Oregon, and San Mateo, California. In July 2015, we entered into an amendment with the landlord of our corporate offices in Beaverton, Oregon, to extend the lease term through March 2024, with remaining rent payments totaling $3.5 million, payable in monthly installments. In February 2015, we entered into a new facilities lease agreement in San Mateo, California, with a lease term through March 2020, with remaining rent payments totaling $0.1 million, payable in monthly installments, offset by $0.1 million in sublease payments.

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

•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations, including our belief that international revenue could represent a growing percentage of total revenue in the future;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, sales growth initiatives and development of new market opportunities;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	our assumptions and expectations related to stock awards;
•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;
•	anticipated effect of our adoption of accounting pronouncements;
•	our beliefs regarding our critical accounting policies;
•	our expectations regarding the impact of accounting pronouncements issued but not yet adopted;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	our estimates, judgements and assumptions related to impairment testing;
•	variability of contracted arrangements;
•	business opportunities that could require that we seek additional financing and our ability to do so;
•	the size and growth of our markets and our assumptions and beliefs related to those markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	the sources of our future revenue;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•	the effect of computerized trading on our stock price;
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

We believe that the risk factors specified above and the risk factors contained in Item 1A, “Risk Factors,” among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Digimarc Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2020

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2020 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Management,” “Report of the Governance and Nominating Committee of the Board of Directors—Audit Committee,” and “Other Matters—Delinquent Section 16(a) Reports.”

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

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

4.2	Description of Securities

10.1

License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2

Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(5)

*10.3

Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.4

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011, February 20, 2014 and March 27, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28, 2015 (File No. 001-34108))

*10.5

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.6

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck, Rodriguez and Arana  (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.7

Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.8

Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.9

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.10

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.11

Second Amendment to Lease, dated July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

Exhibit Number	Exhibit Description

10.12

Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28,2016 (File No. 001-34108))(4)

10.13

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.14

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.15

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K, filed with the Commission on April 28, 2016 (File No. 001-34108))(4)

*10.16

Employment Agreement, effective as of September 1, 2017, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 6, 2017 (File No. 001-34108))

*10.17

Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 21, 2018 (File No. 001-34108))

*10.18

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.19

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2019 (File No. 001-34108)) (6)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description
101.PRE	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

(6)

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

DIGIMARC CORPORATION

Date: February 27, 2020	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2020
Bruce Davis	(Principal Executive Officer)

/S/ CHARLES BECK	Chief Financial Officer and Treasurer	February 27, 2020
Charles Beck	(Principal Financial and Accounting Officer)

/S/ GARY DESTEFANO	Director	February 27, 2020
Gary DeStefano

/S/ RICHARD L. KING	Director	February 27, 2020
Richard L. King

/S/ JAMES T. RICHARDSON	Director	February 27, 2020
James T. Richardson

/S/ ANDREW WALTER	Director	February 27, 2020
Andrew Walter

/S/ BERNARD WHITNEY	Director	February 27, 2020
Bernard Whitney

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, Leases.

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

Portland, Oregon

February 27, 2020

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,213	$27,278
Marketable securities	25,604	16,378
Trade accounts receivable, net	4,021	3,888
Other current assets	2,456	2,100
Total current assets	43,294	49,644
Property and equipment, net	3,650	3,955
Intangibles, net	6,670	6,649
Goodwill	1,114	1,114
Other assets	2,660	425
Total assets	$57,388	$61,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,272	$1,092
Deferred revenue	3,172	3,226
Total current liabilities	5,444	4,318
Lease liability and other long-term liabilities	2,494	854
Total liabilities	7,938	5,172
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2019 and 2018)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 12,446 and 11,891 shares issued and outstanding at December 31, 2019 and 2018, respectively)	12	12
Additional paid-in capital	188,103	162,428
Accumulated deficit	(138,715)	(105,875)
Total shareholders’ equity	49,450	56,615
Total liabilities and shareholders’ equity	$57,388	$61,787

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Revenue:
Service	$12,793	$12,774
Subscription	8,125	6,041
License	2,069	2,377
Total revenue	22,987	21,192
Cost of revenue:
Service	5,523	5,922
Subscription	1,840	1,907
License	673	597
Total cost of revenue	8,036	8,426
Gross profit	14,951	12,766
Operating expenses:
Sales and marketing	19,875	19,140
Research, development and engineering	16,467	15,971
General and administrative	10,848	9,897
Intellectual property	1,492	1,282
Total operating expenses	48,682	46,290
Operating loss	(33,731)	(33,524)
Other income, net	912	1,057
Loss before income taxes	(32,819)	(32,467)
Provision for income taxes	(21)	(39)
Net loss	$(32,840)	$(32,506)
Earnings (loss) per common share:
Loss per common share — basic	$(2.79)	$(2.86)
Loss per common share — diluted	$(2.79)	$(2.86)
Weighted average common shares outstanding — basic	11,762	11,360
Weighted average common shares outstanding — diluted	11,762	11,360

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2017	10	$50	11,651	$12	$155,793	$(73,508)	$82,347
Exercise of stock options	—	—	102	—	1,256	—	1,256
Issuance of restricted common stock	—	—	239	—	—	—	—
Forfeiture of restricted common stock	—	—	(24)	—	—	—	—
Purchase and retirement of common stock	—	—	(77)	—	(2,089)	—	(2,089)
Stock-based compensation	—	—	—	—	7,468	—	7,468
Cumulative effect of the adoption of the new revenue standard, net of tax	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(32,506)	(32,506)
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615

BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	55	—	1,178	—	1,178
Issuance of restricted common stock	—	—	300	—	—	—	—
Forfeiture of restricted common stock	—	—	(49)	—	—	—	—
Purchase and retirement of common stock	—	—	(87)	—	(3,506)	—	(3,506)
Stock-based compensation	—	—	—	—	8,388	—	8,388
Net loss	—	—	—	—	—	(32,840)	(32,840)
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,840)	$(32,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,449	1,554
Amortization and write-off of intangibles	758	589
Stock-based compensation	8,214	7,298
Changes in operating assets and liabilities:
Trade accounts receivable	(133)	2,516
Other current assets	(356)	92
Other assets	474	(57)
Accounts payable and other accrued liabilities	702	(744)
Deferred revenue	(41)	182
Lease liability and other long-term liabilities	(639)	(134)
Net cash used in operating activities	(22,412)	(21,210)
Cash flows from investing activities:
Purchase of property and equipment	(1,055)	(1,292)
Capitalized patent costs	(659)	(747)
Maturity of marketable securities	42,084	34,558
Purchase of marketable securities	(51,310)	(24,021)
Net cash provided by (used in) investing activities	(10,940)	8,498
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	19,615	—
Exercise of stock options	1,178	1,256
Purchase of common stock	(3,506)	(2,089)
Net cash provided by (used in) financing activities	17,287	(833)
Net decrease in cash and cash equivalents	(16,065)	(13,545)
Cash and cash equivalents at beginning of period	27,278	40,823
Cash and cash equivalents at end of period	$11,213	$27,278
Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$90	$88
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$35	$(79)
Stock-based compensation capitalized to software and patent costs	$174	$170
Right of use assets obtained in exchange for lease obligations	$2,709	$—

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments, banks, retailers, consumer brands and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. The Company has pioneered the Digimarc Platform featuring three core functions for the identification, discovery and verification of digitally-enhanced media. Digimarc provides objects with an indelible, imperceptible data carrier—Digimarc Barcode. Data in the carrier uniquely identifies the object. The Platform also provides software for relevant devices to “discover” objects (i.e., decode data from that carrier) using Digimarc software, known as Digimarc Discover. Digimarc Verify, a suite of verification and quality control tools, is used to assess signal quality and validate data at critical stages of production when the Digimarc Barcode is applied to an object. Together, these core functions enable organizations, application developers, and other solution providers to build new features, functionality and additional value on the Digimarc Platform.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market funds totaling $10,436 and $25,543 at December 31, 2019 and 2018, respectively. Cash equivalents are carried at either cost or amortized cost depending on the type of security, which approximates fair value.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper, corporate notes and U.S. treasuries. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market value.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2019 and 2018, respectively, was as follows:

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$746	$—	$—	$746
Commercial paper	—	25,481	—	25,481
Corporate notes	—	5,773	—	5,773
U.S. treasuries	—	4,040	—	4,040
Total	$746	$35,294	$—	$36,040

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market securities	$1,472	$—	$—	$1,472
Commercial paper	—	28,343	—	28,343
Corporate notes	—	12,106	—	12,106
Total	$1,472	$40,449	$—	$41,921

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2019 are as follows:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$36,040	$36,040	$—	$—	$—

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and restricted stock based on estimated fair values. The estimated fair value of stock option and restricted stock awards is recognized over the vesting period of the award using the straight-line method.

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

For restricted stock awards, the Company uses the fair market value of the Company’s common stock on the date of the grant (measurement date) as its method of valuation.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (ASC 606).” ASU No. 2014-09 provides specific guidance to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of the new revenue standard for public entities by one-year to annual reporting periods beginning after December 31, 2017, and interim periods beginning in the first interim period within the year of adoption. The guidance permitted the use of either the retrospective or cumulative effect transition method. The Company adopted the new standard on January 1, 2018 and elected to use the cumulative effect transition method. Upon adoption, the Company recorded a $139 increase to opening retained earnings to reflect the impact of adopting the new standard using the cumulative effect transition method. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842),” which supersedes, “Leases (ASC 840).” ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance required that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update were effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. In July 2018, the FASB issued ASU No. 2018-11, “Leases (ASC 842) Targeted Improvements,” to provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permitted entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. In March 2019, the FASB issued ASU No. 2019-01, “Leases (ASC 842) Codification Improvements,” to increase transparency and comparability about disclosing essential information about leasing transactions. Collectively, ASU’s 2016-02, 2018-11 and 2019-01 are defined as “ASC 842.” The Company adopted the new standard on January 1, 2019, and elected not to restate comparative periods. Upon adoption, the Company concluded no adjustment was required to the opening balance of retained earnings to reflect the impact of adopting the new standard. In addition, the Company recorded right of use assets of $2,709 and lease liabilities of $3,792 and reversed the previously recorded deferred rent liability of $1,083. See Note 8 for further information.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (ASC 740) Simplifying the Accounting for Income Taxes,” that removes certain exceptions to the general principles and also improves consistent application of and simplify generally accepted accounting principles. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the impact of the adoption of this standard to have a material impact on its financial condition, results of operations and disclosures.

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

Step 2:  Identify the performance obligation(s) in the contract.

Step 3:  Determine the transaction price.

Step 4:  Allocate the transaction price to the performance obligation(s) in the contract.

Step 5:  Recognize when (or as) the entity satisfies the performance obligation(s).

The Company derives its revenue primarily from software development and consulting services, subscriptions and licensing of its intellectual property.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue received from software development services with the Central Banks and government agencies. The majority of service revenue arrangements are structured as time and materials consulting agreements.  Revenue for software development services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

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

Some customer arrangements contain multiple performance obligations such as software development services, software licenses, and maintenance and support fees.  The Company accounts for individual products and services separately if they are distinct.  To determine the transaction price, the Company considers the terms of the contract and the Company’s customary business practices.  Some contracts may contain variable consideration.  In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts.  As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer.  For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer.  Goods and services which are not capable of being distinct are combined with other goods or services until a distinct performance obligation is identified. The revenue associated with this performance obligation is typically recognized over the term of the contract as the customer simultaneously receives and consumes the goods and services as we perform them.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major product line in the Company’s single reporting segment:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Service	$12,793	$12,774
Subscription
Digimarc Guardian	3,242	3,660
Digimarc Discover and Digimarc Barcode	4,883	2,381
License	2,069	2,377
Total	$22,987	$21,192

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”  Financial information about trade accounts receivable is included in Note 6.

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for software development services, subscriptions and licenses for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	December 31,	December 31,
	2019	2018
Deferred revenue, current	$3,172	$3,226
Deferred revenue, long term	59	46
Total	$3,231	$3,272

The Company recognized $2,979 of revenue during the year ended December 31, 2019 that was included in the contract liability balance as of December 31, 2018.

The aggregate amount of the transaction price from contractual obligations that are unsatisfied or partially unsatisfied was $17,759 and $17,496, as of December 31, 2019 and 2018, respectively.

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: media management solutions. Revenue is generated in this segment through software development services, subscriptions and licensing of intellectual property. The Company markets its products in the U.S. and in non-U.S. countries through its sales and licensing personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Domestic	$7,187	$5,573
International (1)	15,800	15,619
Total	$22,987	$21,192

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Central Banks	61%	65%

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

Determining Fair Value

Stock Options

Valuation and Amortization Method. The Company estimates the fair value of stock options on the date of grant (measurement date) using the Black-Scholes option valuation model. The Company amortizes the fair value of stock option awards on a straight-line basis over the vesting period of the award.

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

Stock Option Valuation Assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Expected life (years)	3.20	4.50
Expected volatility	58.68%	57.11%
Risk-free interest rate	1.51%	2.77%
Expected dividend yield	0%	0%

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

Stock-based Compensation

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Stock-based compensation:
Cost of revenue	$669	$613
Sales and marketing	1,928	1,649
Research, development and engineering	1,466	1,361
General and administrative	3,877	3,386
Intellectual property	274	289
Stock-based compensation expense	8,214	7,298
Capitalized to software and patent costs	174	170
Total stock-based compensation	$8,388	$7,468

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Total unrecognized compensation costs	$13,535	$14,055

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2019 for stock options and restricted stock over weighted average periods through December 31, 2023 as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.10 years	1.38 years

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table reconciles earnings (loss) per common share for the years ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Basic Earnings (Loss) per Common Share:
Numerator:
Net loss	$(32,840)	$(32,506)
Distributed earnings to common shares	—	—
Distributed earnings to participating securities	—	—
Total distributed earnings	—	—
Undistributed loss allocable to common shares	(32,840)	(32,506)
Undistributed earnings allocable to participating securities	—	—
Total undistributed loss	(32,840)	(32,506)
Loss to common shares — basic	$(32,840)	$(32,506)
Denominator
Weighted average common shares outstanding — basic	11,762	11,360
Basic earnings (loss) per common share	$(2.79)	$(2.86)

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Diluted Earnings (Loss) per Common Share:
Numerator:
Loss to common shares — basic	$(32,840)	$(32,506)
Undistributed earnings allocated to participating securities	—	—
Undistributed earnings reallocated to participating securities	—	—
Loss to common shares — diluted	$(32,840)	$(32,506)
Denominator
Weighted average common shares outstanding — basic	11,762	11,360
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — diluted	11,762	11,360
Diluted earnings (loss) per common share	$(2.79)	$(2.86)

The following table indicates the common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations for the years ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Anti-dilutive shares due to:
Exercise prices higher than the average market price	100	475
Net loss	28	—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31,	December 31,
	2019	2018
Trade accounts receivable	$4,036	$3,903
Allowance for doubtful accounts	(15)	(15)
Trade accounts receivable, net	$4,021	$3,888
Unpaid deferred revenue included in trade accounts receivable	$2,015	$2,030

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2019	2018
Central Banks	69%	48%

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

	December 31,	December 31,
	2019	2018
Office furniture and fixtures	$1,650	$1,626
Software	4,379	3,686
Equipment	5,041	4,814
Leasehold improvements	1,721	1,721
Gross property and equipment	12,791	11,847
Less accumulated depreciation and amortization	(9,141)	(7,892)
Property and equipment, net	$3,650	$3,955

8. Leases

The Company adopted ASC 842, “Leases,” as amended, as of January 1, 2019, using the retrospective approach.  The retrospective approach provides a method for recording existing leases at adoption and recording the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the short-term lease exception as a practical expedient and to combine lease and non-lease components.

The Company leases office spaces in Beaverton, Oregon, and San Mateo, California. In July 2015, the Company entered into an amendment with the landlord of its corporate offices in Beaverton, Oregon, to extend the lease term through March 2024 with remaining rent payments as of December 31, 2019 totaling $3,484, payable in monthly installments. In February 2015, the Company entered into a new facilities lease agreement in San Mateo, California, with a lease term through March 2020, with remaining rent payments as of December 31, 2019 totaling $59, payable in monthly installments. The Company currently subleases this facility to a third party with a lease term through March 2020.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the consolidated balance sheets:

December 31,
2019
Right of use assets	$2,263
Lease liabilities, current	$663
Lease liabilities, long-term	$2,435

Weighted-average remaining life	4.0 years
Weighted-average discount rate	8.20%

The carrying value of the right of use assets is included in “Other assets” and the current and long-term lease liabilities are included in “Accounts payable and other accrued liabilities” and “Lease liability and other long-term liabilities,” respectively, in the consolidated balance sheets.

Operating lease expense is included in cost of revenue and operating expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows. The operating leases include variable lease costs which are not material and are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Year Ended
December 31,
2019
Operating lease expense	$1,044
Cash paid for operating leases	$1,339

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the consolidated balance sheet as of December 31, 2019:

Cash
Payment
Year ending December 31:	Obligations
2020	$890
2021	838
2022	862
2023	867
2024	218
Thereafter	—
Total lease payments	3,675
Imputed interest	(577)
Total minimum lease payments	$3,098

Future minimum lease payments as of December 31, 2018 under non-cancelable operating leases were as follows:

Operating
Year ending December 31:	Leases
2019	$1,055
2020	890
2021	838
2022	862
2023	867
Thereafter	218
Total minimum lease payments	$4,730

Rent expense on the operating leases was as follows:

Year Ended
December 31,
2018
Rent expense	$1,104

(9) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2019 and 2018.

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

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2019	2018
Capitalized patent costs	17-20	$9,245	$8,757
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,515	12,027
Accumulated amortization		(5,845)	(5,378)
Intangibles, net		$6,670	$6,649

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Amortization expense	$567	$516

For intangible assets recorded at December 31, 2019, the estimated future aggregate amortization expense for the years ending December 31, 2020 through December 31, 2024 is approximately as follows:

Amortization
Year ending December 31:	Expense
2020	$471
2021	413
2022	398
2023	387
2024	377

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

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000. For the year ended December 31, 2019, the Company sold 336 shares at an average price of $60.61 under this Equity Distribution Agreement totaling $20,349 of cash proceeds, less $483 of commissions and $251 of stock issuance costs, for net cash proceeds of $19,615.

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

The 2018 Plan authorizes the issuance of 1,000 shares of common stock. In addition, up to 770 shares of common stock subject to awards outstanding under the 2008 Plan will become available for issuance under 2018 Plan to the extent that those shares cease to be subject to the awards (as a result of, for example, expiration, cancellation or forfeiture of the award). The shares authorized under the 2018 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the 2018 Plan will consist of authorized and unissued shares or shares held by the Company as treasury shares. If an award granted under the 2018 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available for issuance under the 2018 Plan. Shares that are (i) tendered by a participant or retained by the Company as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are not issued, will again be available for issuance under the 2018 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will not reduce the number of shares authorized for issuance under the 2018 Plan.

As of December 31, 2019, under all of the Company’s stock-based compensation plans, an additional 1,276 shares remained available for future grants under the 2018 Plan.

Stock Options

The Company issues new shares upon option exercises.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Options granted, exercised and forfeited under the stock incentive plan are summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2017	515	$25.13	$11.64
Granted	100	$29.55	$14.46
Exercised	(102)	$12.38	$7.02
Forfeited or expired	—	—	—
Options outstanding, December 31, 2018	513	$28.52	$13.10
Granted	100	$39.54	$16.40
Exercised	(55)	$21.26	$9.76
Forfeited or expired	—	—	—
Options outstanding, December 31, 2019	558	$31.22	$14.03	$1,902
Options exercisable, December 31, 2019	358	$29.46		$1,515
Options unvested, December 31, 2019	200	$34.37		$387

The aggregate intrinsic value is based on the closing price of $33.56 per share of Digimarc common stock on December 31, 2019, which would have been received by the optionees had all of the options with exercise prices less than $33.56 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$18.01 - $27.61	108	1.74	$26.94	108	1.74	$26.94
$29.55 - $30.01	150	6.12	$29.70	92	4.49	$29.80
$30.50 - $39.54	300	8.34	$33.51	158	7.78	$30.98
$18.01 - $39.54	558	6.47	$31.22	358	5.12	$29.46

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2017	426	$28.44
Granted	239	$29.73
Vested	(215)	$28.96
Forfeited	(24)	$29.29
Unvested balance, December 31, 2018	426	$28.85
Granted	300	$25.22
Vested	(242)	$27.88
Forfeited	(49)	$27.43
Unvested balance, December 31, 2019	435	$27.05

The following table indicates the fair value of all restricted stock awards that vested during the years ended December 31, 2019 and 2018, respectively:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Fair value of restricted stock awards vested	$9,495	$5,835

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Matching contributions	$1,062	$1,026

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(12) Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the years ended December 31, 2019 and 2018 were 0% and 0%, respectively. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Components of tax benefit (provision) allocated to continuing operations include the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Current:
Federal	$(4)	$—
State	10	(28)
Foreign	(27)	(11)
Sub-total	$(21)	$(39)
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Sub-total	$—	$—
Total tax benefit (provision)	$(21)	$(39)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2019	%	2018	%
Income taxes computed at statutory rates	$6,892	(21)%	$6,818	(21)%
(Increases) decreases resulting from:
State income taxes, net of federal tax benefit	143	(1)%	(359)	1%
Federal and state research and experimentation credits	781	(2)%	1,064	(4)%
Change in valuation allowance	(7,873)	24%	(7,611)	24%
Impact of expired tax positions	—	—%	1	—%
Impact of recent U.S. tax reform	—	—%	—	—%
Other	36	—%	48	—%
Total	$(21)	—%	$(39)	—%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Deferred tax assets:
Stock based compensation	$1,166	$1,337
Federal and state net operating losses	39,879	32,460
Goodwill	220	341
Accrued compensation	9	11
ASC 842 - lease liabilities	712	—
Deferred rent	—	290
Federal and state research and experimentation credit	8,173	7,528
Intangible asset differences	122	185
Other	57	76
Total gross deferred tax assets	50,338	42,228
Less valuation allowance	(47,809)	(39,936)
Net deferred tax assets	$2,529	$2,292
Deferred tax liabilities:
Patent expenditures	$(1,481)	$(1,781)
ASC 842 - right of use assets	(528)	—
Fixed asset differences	(520)	(511)
Total gross deferred tax liabilities	$(2,529)	$(2,292)

Total net deferred tax assets	$—	$—

The Company had a valuation allowance of $47,809 and $39,936 on deferred tax assets as of December 31, 2019 and 2018, respectively, an increase of $7,873 during the year ended December 31, 2019.

As of December 31, 2019, the Company has federal and state net operating loss carry-forwards of $157,557 and $114,825, respectively, which have a carry-forward of 5 years to indefinite depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor Corporation acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of Internal Revenue Code Section 382.

As of December 31, 2019, the Company has federal and state research and experimental tax credits of $7,831 and $1,289, respectively, which have a carry-forward of 5 to 20 years depending on the jurisdiction.

The Company records accrued interest and penalties associated with uncertain tax positions in the provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Beginning balance	$613	$549
Addition for current year tax positions	61	88
Addition for prior year tax positions	2	—
Reduction for prior year positions	—	(23)
Reduction for prior year positions resolved during the current year	—	(1)
Ending balance	$676	$613

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) in the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2015 through 2018 and applicable state jurisdictions for the tax years 2015 through 2018. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(14) Quarterly Financial Information—Unaudited

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Service revenue	$3,635	$3,529	$3,003	$2,626
Subscription revenue	1,563	2,088	2,273	2,201
License revenue	462	563	552	492
Total revenue	5,660	6,180	5,828	5,319
Total cost revenue	2,134	2,185	1,918	1,799
Gross profit	3,526	3,995	3,910	3,520
Gross profit percent, service revenue	58%	56%	57%	56%
Gross profit percent, subscription revenue	72%	78%	80%	79%
Gross profit percent, license revenue	66%	70%	69%	64%
Gross profit percent, total	62%	65%	67%	66%
Sales and marketing	$4,950	$5,087	$4,839	$4,999
Research, development and engineering	4,038	3,981	4,105	4,343
General and administrative	2,852	2,686	2,656	2,654
Intellectual property	358	393	342	399
Operating loss	(8,672)	(8,152)	(8,032)	(8,875)
Net loss	(8,463)	(7,933)	(7,761)	(8,683)
Earnings (loss) per common share:
Loss per common share—basic	$(0.74)	$(0.68)	$(0.65)	$(0.73)
Loss per common share—diluted	$(0.74)	$(0.68)	$(0.65)	$(0.73)
Weighted average common shares outstanding—basic	11,487	11,665	11,924	11,967
Weighted average common shares outstanding—diluted	11,487	11,665	11,924	11,967

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Service revenue	$3,507	$3,336	$2,787	$3,144
Subscription revenue	1,578	1,444	1,532	1,487
License revenue	528	658	595	596
Total revenue	5,613	5,438	4,914	5,227
Total cost revenue	2,185	2,205	1,935	2,101
Gross profit	3,428	3,233	2,979	3,126
Gross profit percent, service revenue	55%	54%	53%	52%
Gross profit percent, subscription revenue	69%	65%	69%	71%
Gross profit percent, license revenue	73%	77%	74%	74%
Gross profit percent, total	61%	59%	61%	60%
Sales and marketing	$4,887	$4,757	$4,741	$4,755
Research, development and engineering	3,947	4,058	4,069	3,897
General and administrative	2,632	2,416	2,447	2,402
Intellectual property	315	305	328	334
Operating loss	(8,353)	(8,303)	(8,606)	(8,262)
Net loss	(8,112)	(8,038)	(8,342)	(8,014)
Earnings (loss) per common share:
Loss per common share—basic	$(0.72)	$(0.71)	$(0.73)	$(0.70)
Loss per common share—diluted	$(0.72)	$(0.71)	$(0.73)	$(0.70)
Weighted average common shares outstanding— basic	11,266	11,337	11,394	11,443
Weighted average common shares outstanding— diluted	11,266	11,337	11,394	11,443