Form 10-Q
period 2020-03-31
Digimarc CORP
filed 2020-05-01
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 24, 2020, there were 12,642,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,250	$11,213
Marketable securities	20,320	25,604
Trade accounts receivable, net	3,959	4,021
Other current assets	2,118	2,456
Total current assets	36,647	43,294
Property and equipment, net	3,539	3,650
Intangibles, net	6,629	6,670
Goodwill	1,114	1,114
Other assets	2,524	2,660
Total assets	$50,453	$57,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,349	$2,272
Deferred revenue	3,015	3,172
Total current liabilities	5,364	5,444
Lease liability and other long-term liabilities	2,346	2,494
Total liabilities	7,710	7,938
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2020 and December 31, 2019)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 12,645 and 12,446 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	13	12
Additional paid-in capital	190,303	188,103
Accumulated deficit	(147,623)	(138,715)
Total shareholders’ equity	42,743	49,450
Total liabilities and shareholders’ equity	$50,453	$57,388

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Revenue:
Service	$3,738	$3,814
Subscription	2,451	1,846
Total revenue	6,189	5,660
Cost of revenue:
Service	1,684	1,645
Subscription	514	489
Total cost of revenue	2,198	2,134
Gross profit	3,991	3,526
Operating expenses:
Sales and marketing	5,246	4,950
Research, development and engineering	4,433	4,038
General and administrative	3,367	3,210
Total operating expenses	13,046	12,198
Operating loss	(9,055)	(8,672)
Other income, net	142	237
Loss before income taxes	(8,913)	(8,435)
Benefit (provision) for income taxes	5	(28)
Net loss	$(8,908)	$(8,463)
Earnings (loss) per common share:
Loss per common share — basic	$(0.74)	$(0.74)
Loss per common share — diluted	$(0.74)	$(0.74)
Weighted average common shares outstanding — basic	12,037	11,487
Weighted average common shares outstanding — diluted	12,037	11,487

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended March 31, 2020:
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of common stock, net of issuance costs	—	—	28	1	573	—	574
Exercise of stock options	—	—	8	—	135	—	135
Issuance of restricted common stock	—	—	186	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	—	—	—
Purchase and retirement of common stock	—	—	(23)	—	(738)	—	(738)
Stock-based compensation	—	—	—	—	2,230	—	2,230
Net loss	—	—	—	—	—	(8,908)	(8,908)
BALANCE AT MARCH 31, 2020	10	$50	12,645	$13	$190,303	$(147,623)	$42,743

Three months ended March 31, 2019:
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Exercise of stock options	—	—	10	—	99	—	99
Issuance of restricted common stock	—	—	255	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—
Purchase and retirement of common stock	—	—	(20)	—	(486)	—	(486)
Stock-based compensation	—	—	—	—	2,078	—	2,078
Net loss	—	—	—	—	—	(8,463)	(8,463)
BALANCE AT MARCH 31, 2019	10	$50	12,135	$12	$164,119	$(114,338)	$49,843

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,908)	$(8,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	374	357
Amortization and write-off of intangibles	201	180
Stock-based compensation	2,195	2,037
Changes in operating assets and liabilities:
Trade accounts receivable	62	161
Other current assets	338	74
Other assets	136	(33)
Accounts payable and other accrued liabilities	61	800
Deferred revenue	(146)	(393)
Lease liability and other long-term liabilities	(159)	(174)
Net cash used in operating activities	(5,846)	(5,454)
Cash flows from investing activities:
Purchase of property and equipment	(235)	(194)
Capitalized patent costs	(137)	(153)
Maturity of marketable securities	11,691	6,744
Purchase of marketable securities	(6,407)	(3,559)
Net cash provided by investing activities	4,912	2,838
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	574	—
Exercise of stock options	135	99
Purchase of common stock	(738)	(486)
Net cash used in financing activities	(29)	(387)
Net decrease in cash and cash equivalents	(963)	(3,003)
Cash and cash equivalents at beginning of period	11,213	27,278
Cash and cash equivalents at end of period	$10,250	$24,275
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$16	$(3)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$16	$2
Stock-based compensation capitalized to software and patent costs	$35	$41
Right of use assets obtained in exchange for lease obligations	$—	$2,709

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, enables governments, banks, retailers, consumer brands, and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. The Company has pioneered the Digimarc Platform, featuring three core functions for the identification, discovery and verification of digitally enhanced media. Digimarc provides objects with an indelible, imperceptible data carrier: Digimarc Barcode. Data in the carrier uniquely identifies the object. The Digimarc Platform also provides software for relevant devices to “discover” objects (i.e., decode data from that carrier) using Digimarc software, known as Digimarc Discover. Digimarc Verify, a suite of verification and quality control tools, assesses signal quality and validates data at critical stages of production when the Digimarc Barcode is applied to an object. Together, these core functions enable organizations, application developers, and other solution providers to build new features, functionality and additional value on the Digimarc Platform.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2019. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) 842, “Leases,” effective January 1, 2019, are discussed in Note 11 below.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including the reclassification of revenue and expense accounts to better align with the presentation provided by our peers in the software industry. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (ASC 842),” which supersedes “Leases (ASC 840).” ASU No. 2016-02 increases the transparency and comparability of organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance required that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. The amendments in this update were effective for fiscal years beginning after December 31, 2018, and interim periods beginning in the first interim period within the year of adoption. In July 2018, the FASB issued ASU No. 2018-11, “Leases (ASC 842) Targeted Improvements,” to provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permitted entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. In March 2019, the FASB issued ASU No. 2019-01, “Leases (ASC 842) Codification Improvements,” to increase transparency and comparability about disclosing essential information about leasing transactions. Collectively, ASUs 2016-02, 2018-11 and 2019-01 are defined as “ASC 842.” The Company adopted the new standard on January 1, 2019, and elected not to restate comparative periods. Upon adoption, the Company concluded no adjustment was required to the opening balance of retained earnings to reflect the impact of adopting the new standard. In addition, the Company recorded right of use assets of $2,709 and lease liabilities of $3,792 and reversed the previously recorded deferred rent liability of $1,083. See Note 11 for further information.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial condition, results of operations and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (ASC 740) Simplifying the Accounting for Income Taxes,” that removes certain exceptions to the general principles and also improves consistent application of and simplifies U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the impact of the adoption of this standard to have a material impact on its financial condition, results of operations and disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$5,016	$—	$—	$5,016
Commercial paper	—	20,066	—	20,066
Corporate notes	—	5,043	—	5,043
Total	$5,016	$25,109	$—	$30,125

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$746	$—	$—	$746
Commercial paper	—	25,481	—	25,481
Corporate notes	—	5,773	—	5,773
U.S. treasuries	—	4,040	—	4,040
Total	$746	$35,294	$—	$36,040

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2020, are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$30,125	$30,125	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $9,805 and $10,436 at March 31, 2020, and December 31, 2019, respectively. Cash equivalents are carried at either cost or amortized cost, depending on the type of security, which approximates fair value.

3. Revenue Recognition

The Company derives its revenue primarily from software development services and software subscriptions.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials agreements.  Revenue for services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue consists primarily of revenue earned from the sale of software products and to a lesser extent the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

Customer arrangements may contain multiple performance obligations such as software development services, software licenses, and maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. To determine the transaction price, the Company considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices. For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer.  Products and services that are not capable of being distinct are combined with other products or services until a distinct performance obligation is identified. The revenue associated with this performance obligation is typically recognized over the term of the contract as the customer simultaneously receives and consumes the products and services.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major market category in the Company’s single reporting segment:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Government
Service	$3,652	$3,634
Subscription	391	428
Total Government	$4,043	$4,062
Retail
Service	$86	$180
Subscription	1,175	564
Total Retail	$1,261	$744
Media
Service	$—	$—
Subscription	885	854
Total Media	$885	$854

Total	$6,189	$5,660

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”  Financial information about trade accounts receivable is included in Note 8.

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue.”  Deferred revenue consists of billings in advance for services and subscriptions for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	March 31,	December 31,
	2020	2019
Deferred revenue, current	$3,015	$3,172
Deferred revenue, long-term	70	59
Total	$3,085	$3,231

The Company recognized $1,374 of revenue during the three months ended March 31, 2020 that was included in the contract liability balance as of December 31, 2019.

The aggregate amount of transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $17,454 and $17,759 as of March 31, 2020 and December 31, 2019, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Domestic	$1,759	$1,317
International (1)	4,430	4,343
Total	$6,189	$5,660

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Central Banks	64%	68%
Walmart	12%	*

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

  There were no stock options granted during the three months ended March 31, 2020 and 2019.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized over the vesting period of the award using the straight-line method. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-Based Compensation

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Stock-based compensation:
Cost of revenue	$190	$182
Sales and marketing	479	519
Research, development and engineering	399	354
General and administrative	1,127	982
Stock-based compensation expense	2,195	2,037
Capitalized to software and patent costs	35	41
Total stock-based compensation	$2,230	$2,078

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	March 31,	December 31,
	2020	2019
Total unrecognized compensation costs	$17,641	$13,535

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2020, for stock options and restricted stock over weighted average periods through March 31, 2024, as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	1.03 years	1.57 years

As of March 31, 2020, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,098 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The Company issues new shares upon option exercises.

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended March 31, 2020:	Options	Price	Fair Value	Value
Outstanding at December 31, 2019	558	$31.22	$14.03
Granted	—	—	—
Exercised	(8)	18.01	8.85
Forfeited or expired	—	—	—
Outstanding at March 31, 2020	550	$31.40	$14.10	$—
Exercisable at March 31, 2020	383	$29.95		$—
Unvested at March 31, 2020	167	$34.73		$—

The aggregate intrinsic value is based on the closing price of $13.05 per share of Digimarc common stock on March 31, 2020, which would have been received by the optionees had all of the options with exercise prices less than $13.05 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2020:	Shares	Fair Value
Unvested balance, December 31, 2019	435	$27.05
Granted	186	$34.05
Vested	(55)	$27.50
Forfeited	—	$—
Unvested balance, March 31, 2020	566	$29.31

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Fair value of restricted stock awards vested	$1,811	$1,240

6. Shareholders’ Equity

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000. For the three months ended March 31, 2020, the Company sold 28 shares at an average price of $21.92 under this Equity Distribution Agreement totaling $611 of cash proceeds, less $14 of commissions and $23 of stock issuance costs, for net cash proceeds of $574.

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

The following table reconciles earnings (loss) per common share:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Basic Earnings (Loss) per Common Share:
Loss to common shares — basic	$(8,908)	$(8,463)
Weighted average common shares outstanding — basic	12,037	11,487
Basic earnings (loss) per common share	$(0.74)	$(0.74)

Diluted Earnings (Loss) per Common Share:
Loss to common shares — diluted	$(8,908)	$(8,463)
Weighted average common shares outstanding — diluted	12,037	11,487
Diluted earnings (loss) per common share	$(0.74)	$(0.74)

The following table indicates the common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Anti-dilutive shares due to:
Exercise prices higher than the average market price	550	475
Net loss	—	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31,	December 31,
	2020	2019
Trade accounts receivable	$3,984	$4,036
Allowance for doubtful accounts	(25)	(15)
Trade accounts receivable, net	$3,959	$4,021
Unpaid deferred revenue included in trade accounts receivable	$909	$2,015

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2020	2019
Central Banks	66%	69%

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

	March 31,	December 31,
	2020	2019
Office furniture and fixtures	$1,650	$1,650
Software	4,530	4,379
Equipment	5,133	5,041
Leasehold improvements	1,721	1,721
Gross property and equipment	13,034	12,791
Less accumulated depreciation and amortization	(9,495)	(9,141)
Property and equipment, net	$3,539	$3,650

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2020 and 2019.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating 17 years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2020	2019
Capitalized patent costs	17-20	$9,341	$9,245
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,611	12,515
Accumulated amortization		(5,982)	(5,845)
Intangibles, net		$6,629	$6,670

11. Leases

The Company adopted ASC 842, “Leases,” as amended, as of January 1, 2019, using the retrospective approach.  The retrospective approach provides a method for recording existing leases at adoption and recording the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, its assessment of whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the short-term lease exception as a practical expedient and elected to combine lease and non-lease components.

The Company leases its corporate office in Beaverton, Oregon. In July 2015, the Company entered into an amendment with the landlord of its corporate office to extend the lease term through March 2024, with remaining rent payments as of March 31, 2020, totaling $3,291, payable in monthly installments. The Company had leased office space in San Mateo, California, until March 31, 2020, when the lease expired.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the consolidated balance sheets:

	March 31,	December 31,
	2020	2019
Right of use assets	$2,146	$2,263
Lease liabilities, current	$624	$663
Lease liabilities, long-term	$2,276	$2,435

Weighted-average remaining life	4.0 years	4.1 years
Weighted-average discount rate	8.20%	8.20%

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

	Three	Three
	Months	Months
	Year Ended	Ended
	March 31,	March 31,
	2020	2019
Operating lease expense	$263	$261
Cash paid for operating leases	$327	$372

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the consolidated balance sheet as of March 31, 2020:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2020	$631
2021	838
2022	862
2023	867
2024	218
Thereafter	—
Total lease payments	3,416
Imputed interest	(516)
Total minimum lease payments	$2,900

12. Income Taxes

The provision for income taxes for the three months ended March 31, 2020 and 2019 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the three months ended March 31, 2020 and 2019 was 0%. The valuation allowance against net deferred tax assets as of March 31, 2020, was $50,145, an increase of $2,336 from $47,809 as of December 31, 2019.

Excess tax benefits of $255 and $191 were recognized in the provision for income taxes for the three months ended March 31, 2020 and 2019, respectively, which were offset by $255 and $191 of valuation allowance, respectively.

13. Commitments and Contingencies

Certain of the Company’s contracts include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, the Company does not believe that the resolution of any such matters will have a material adverse effect on its financial position, results of operations or cash flows.

14. Subsequent Events

Loan under the Paycheck Protection Program

On April 16, 2020, the Company entered into a loan with Stearns Bank, N.A. in an aggregate principal amount of $5,032 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The Loan is evidenced by a promissory note (the “Note”) dated April 16, 2020, which is attached as Exhibit 10.1 to this Form 10-Q. The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use a significant majority of the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (our “2019 Annual Report”), and other reports and filings we have made with the U.S. Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode and Digimarc Discover are registered trademarks of Digimarc Corporation.

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, enables governments, banks, retailers, consumer brands, and other businesses around the world to automatically and reliably identify and interact with virtually any form of media. We have pioneered the Digimarc Platform, featuring three core functions for the identification, discovery and verification of digitally enhanced media. Digimarc provides objects with an indelible, imperceptible data carrier: Digimarc Barcode. Data in the carrier uniquely identifies the object. The Digimarc Platform also provides software for relevant devices to “discover” objects (i.e., decode data from that carrier) using Digimarc software, known as Digimarc Discover. Digimarc Verify, a suite of verification and quality control tools, assesses signal quality and validates data at critical stages of production when the Digimarc Barcode is applied to an object. Together, these core functions enable organizations, application developers, and other solution providers to build new features, functionality and additional value on the Digimarc Platform.

The Digimarc Platform provides many benefits for connected objects, including:

•

Security: An imperceptible and indestructible digital watermark encoded in the object provides a singularly unique identification, whether in a digital image, video or audio file, on paper or cardboard or etched within material substrates such as plastic and other materials. Among other things, this identification supports strong authentication.

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

•

Sustainability: The ID can contain information specific to packaging content as an aid to broader and more efficient recycling. For example, a microscopic pattern embossed in plastic packaging can identify the materials used and their composition as an aid for sorting and recapture. Similarly, enhanced labels for fresh foods can be used to dynamically adjust pricing and thereby reduce food waste.

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

In April 2019, Digimarc pledged a commitment to improve the reliability and efficiency of plastic waste sorting. Most notably, Digimarc signed the Ellen MacArthur Foundation’s New Plastics Economy Global Commitment, which focuses on building a Circular Economy for plastics. Digimarc participated in the Ellen MacArthur Foundation’s Pioneer Project HolyGrail, where Digimarc Barcode was shown in testing to overcome many current limitations in plastic sorting technology. Digimarc Barcode proved effective in technical trials at more accurately identifying recyclable plastics, which could prevent their unnecessary disposal into landfills or incinerators.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,100 U.S. and foreign patents granted and applications pending as of March 31, 2020. We continue to develop and broaden our portfolio in the fields of automatic identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the effective filing date of the patent, and up to 17 years after the patent has been granted.

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

COVID-19 Pandemic

The coronavirus disease 2019 (COVID-19) pandemic may pose significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 are creating and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, Company management is evaluating the Company’s business operations, communicating with and monitoring the actions of our customers and partners, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to COVID-19 pandemic. We expect that some of our projects with retail customers and partners may be delayed as a result of the COVID-19 pandemic. Delays in these projects could affect our ability to fund our business through near-term revenue growth. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company applied for and has received a loan under the U.S. government Paycheck Protection Program.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2019 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three month period ended March 31, 2020, and all changes discussed with respect to such periods reflect changes compared to the three month period ended March 31, 2019.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
	Percentages are percent of total revenue
Revenue:
Service	60%	67%
Subscription	40	33
Total revenue	100	100
Cost of revenue:
Service	27	29
Subscription	8	9
Total cost of revenue	36	38
Gross profit	64	62
Operating expenses:
Sales and marketing	85	87
Research, development and engineering	72	71
General and administrative	54	57
Total operating expenses	211	216
Operating loss	(146)	(153)
Other income, net	2	4
Loss before income taxes	(144)	(149)
Benefit (provision) for income taxes	0	(0)
Net loss	(144%)	(150%)

Summary

Total revenue for the three month period ended March 31, 2020 increased 9% to $6.2 million, compared to the corresponding three month period ended March 31, 2019, primarily as a result of higher subscription revenue from Retail customers.

Total operating expenses for the three month period ended March 31, 2020 increased 7% to $13.0 million, compared to the corresponding three month period ended March 31, 2019, primarily due to higher headcount and routine annual compensation adjustments for our employees.

Revenue

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Revenue:
Service	$3,738	$3,814	$(76)	(2)%
Subscription	2,451	1,846	605	33%
Total	$6,189	$5,660	$529	9%
Revenue (as % of total revenue):
Service	60%	67%
Subscription	40%	33%
Total	100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials agreements. Revenue for services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our long-term contract with the Central Banks, which accounts for the majority of service revenue, is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The decrease in service revenue for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was insignificant.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and to a lesser extent the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The increase in subscription revenue for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was due to growth in software subscriptions to Retail customers.

Revenue by Geography

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,759	$1,317	$442	34%
International	4,430	4,343	87	2%
Total	$6,189	$5,660	$529	9%
Revenue (as % of total revenue):
Domestic	28%	23%
International	72%	77%
Total	100%	100%

The increase in domestic revenue for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to higher subscription revenue, partially offset by lower service revenue, from our domestic customers.

The increase in international revenue for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was insignificant.

Cost of Revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers; and
•	travel costs directly attributable to software development contracts.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	Internet service provider connectivity charges and image search data fees to support our subscription products; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross Profit

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Gross Profit:
Service	$2,054	$2,169	$(115)	(5)%
Subscription	1,937	1,357	580	43%
Total	$3,991	$3,526	$465	13%
Gross Profit (as % of related revenue components):
Service	55%	57%
Subscription	79%	74%
Total	64%	62%

The increase in total gross profit for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to higher subscription revenue.

The decrease in service gross profit as a percentage of service revenue for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to the mix of labor versus non-labor costs.

The increase in subscription gross profit as a percentage of subscription revenue for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to higher subscription revenue.

Operating Expenses

Sales and marketing

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Sales and marketing	$5,246	$4,950	$296	6%
Sales and marketing (as % of total revenue)	85%	87%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to increased headcount and routine annual compensation adjustments for our employees.

Research, development and engineering

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Research, development and engineering	$4,433	$4,038	$395	10%
Research, development and engineering (as % of total revenue)	72%	71%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to increased headcount and routine annual compensation adjustments for our employees.

General and administrative

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative	$3,367	$3,210	$157	5%
General and administrative (as % of total revenue)	54%	57%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in cost of revenue, sales and marketing and research, development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, related to the filing and maintenance of our intellectual property;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to increased headcount and routine annual compensation adjustments for our employees.

Stock-based compensation

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of revenue	$190	$182	$8	4%
Sales and marketing	479	519	(40)	(8)%
Research, development and engineering	399	354	45	13%
General and administrative	1,127	982	145	15%
Total	$2,195	$2,037	$158	8%

The changes in stock-based compensation expense for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, were primarily due to more stock awards granted in the current year than prior years.

We anticipate incurring an additional $17,641 in stock-based compensation expense through March 31, 2024, for awards outstanding as of March 31, 2020.

Other income, net

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Other income, net	$142	$237	$(95)	(40)%
Other income, net (as % of total revenue)	2%	4%

The decrease in other income, net for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, was primarily due to lower interest income as a result of lower interest rates and lower investment balances.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the three month periods ended March 31, 2020 and 2019 was 0% because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2020, was $50,145, an increase of $2,336 from $47,809 as of December 31, 2019.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2020, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	March 31,	December 31,
	2020	2019
Working capital	$31,283	$37,850
Current ratio (1)	6.8:1	8.0:1
Cash, cash equivalents and short-term marketable securities	$30,570	$36,817
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$30,570	$36,817

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $6,247 decrease in cash, cash equivalents and marketable securities at March 31, 2020, from December 31, 2019, resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	net proceeds from the issuance of common stock; and
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three month periods ended March 31, 2020 and 2019.

Operating Cash Flow

The components of operating cash flows were:

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Net loss	$(8,908)	$(8,463)	$(445)	(5)%
Non-cash items	2,770	2,574	196	8%
Changes in operating assets and liabilities	292	435	(143)	(33)%
Net cash used in operating activities	$(5,846)	$(5,454)	$(392)	(7)%

Cash flows used in operating activities for the three month period ended March 31, 2020, increased by $392, compared to the corresponding three month period ended March 31, 2019, primarily as a result of a higher net loss, partially offset by higher non-cash items. The increase in non-cash items was primarily due to higher stock-based compensation.

Cash flows provided by investing activities for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, increased by $2,074 from $2,838 to $4,912, primarily as a result of higher net maturities of marketable securities.

Cash flows used in financing activities for the three month period ended March 31, 2020, compared to the corresponding three month period ended March 31, 2019, decreased by $358 from $387 to $29, primarily as a result of the issuance of our common stock, partially offset by higher purchases of our common stock due to a higher share price and more shares required to be purchased in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

In May 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of March 31, 2020, we had sold 364 thousand shares at an average price of $57.64 under this Equity Distribution Agreement, totaling $21.0 million of cash proceeds, less $0.5 million of commissions and $0.3 million of stock issuance costs, for net cash proceeds of $20.2 million.

We have a $100 million shelf registration statement in place, of which $17.8 million and $12.0 million were allocated for sales of our common stock in connection with our registered direct offerings in June 2017 and November 2017, respectively. We have also allocated up to $30 million of the shelf registration statement for the sale of our common stock under the Equity Distribution Agreement with Wells Fargo Securities, LLC, of which $21.0 million has been sold. As of March 31, 2020, $49.2 million remains available for future issuances under this shelf registration statement, which expires in June 2020.

We may sell shares under the Equity Distribution Agreement and/or use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. The COVID-19 pandemic has created substantial uncertainty and volatility in the stock market, particularly in the small cap sector in which our stock is traded, and has negatively impacted our share price. These factors may inhibit our near-term ability to obtain financing through the sale of shares under the Equity Distribution Agreement. After the end of the quarter, as described below, we received a loan pursuant to the Paycheck Protection Program that will give us more time to observe financial market trends and assess the effects of the pandemic on our prospects to determine the best course of action concerning financing the business.

COVID-19 Pandemic

We are continuously reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic. As described in Part I, Item 1, Note 14 “Subsequent Events,” to help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company entered into a loan with Stearns Bank, N.A. on April 16, 2020 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Loan has an aggregate principal amount of $5,032. Subject to the terms and limitations of the PPP, the Loan may be forgiven in whole or in part. Our intent is that the entire loan amount will be used to fund our payroll, rent and utilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We are party to an operating lease for our corporate office in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of our corporate office in Beaverton, Oregon, to extend the lease term through March 2024, with remaining rent payments totaling $3.3 million, payable in monthly installments.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2019 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•

our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health, and consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for forgiveness of the PPP Loan under the terms of the PPP;
•	the potential impact of COVID-19 on projects with our retail customers and partners;
•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;

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

•	the adoption of our technology and success of our products;
•	our ability to innovate and enhance our competitive differentiation;
•	our beliefs related to our existing facilities;
•	protection, development and monetization of our intellectual property portfolio;
•	our beliefs related to our relationship with our employees;
•	our beliefs regarding cybersecurity incidents;
•	our beliefs related to certain provisions in our bylaws and articles of incorporation; and
•	our beliefs related to legal proceedings and claims arising in the ordinary course of business.

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. “Risk Factors” of our 2019 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2019 Annual Report. The risks and uncertainties described in our 2019 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2019 Annual Report.

Paycheck Protection Program Loan

On April 16, 2020, we entered into a loan with Stearns Bank, N.A. in an aggregate principal amount of approximately $5 million pursuant to the Paycheck Protection Program, or the PPP, under the CARES Act. On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

COVID-19 Pandemic

The emergence of the COVID-19 pandemic around the world, and particularly in the United States, presents significant risks to the Company, not all of which we are able to fully evaluate or foresee. Some of the effects that could directly or indirectly result from the COVID-19 pandemic include, without limitation, possible impacts on the health of the Company’s management and employees, impairment of the Company’s administrative, research, and development operations, disruption in supplier and customer relationships, changes in demand for our services and subscriptions, and the collectability of accounts receivables. We expect some of our projects with retail customers and partners may be delayed as a result of the COVID-19 pandemic, thereby potentially affecting our ability to fund our business through near-term revenue growth. The scope and nature of these impacts, most of which are beyond our control, continue to evolve and the outcomes remain uncertain.

These short-term effects may change over the long term depending on the duration and severity of the COVID-19 pandemic, the length of time before normal economic and operating conditions resume, the additional governmental actions that may be taken, the extensions of social restrictions that have been imposed to date, and many other factors. Due to the above circumstances and as described generally in this Quarterly Report, the Company’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the remainder of the fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2020:

				(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2020 to January 31, 2020	216	$34.97	—	$—
Month 2
February 1, 2020 to February 29, 2020	20,072	$34.05	—	$—
Month 3
March 1, 2020 to March 31, 2020	2,365	$20.00	—	$—
Total	22,653	$32.59	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1

Promissory Note between the Company and Stearns Bank, N.A., dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 20, 2020 (File No. 001-34108))

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

Date: April 30, 2020	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)