Form 10-Q
period 2020-06-30
Digimarc CORP
filed 2020-07-30
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 24, 2020, there were 12,657,450 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$11,934	$11,213
Marketable securities	18,559	25,604
Trade accounts receivable, net	3,576	4,021
Other current assets	2,095	2,456
Total current assets	36,164	43,294
Property and equipment, net	3,359	3,650
Intangibles, net	6,611	6,670
Goodwill	1,114	1,114
Other assets	2,342	2,660
Total assets	$49,590	$57,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,083	$2,272
Deferred revenue	2,678	3,172
Note payable, current	2,245	—
Total current liabilities	7,006	5,444
Note payable, long-term	2,795	—
Lease liability and other long-term liabilities	2,512	2,494
Total liabilities	12,313	7,938
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2020 and December 31, 2019)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 12,659 and 12,446 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	13	12
Additional paid-in capital	192,298	188,103
Accumulated deficit	(155,084)	(138,715)
Total shareholders’ equity	37,277	49,450
Total liabilities and shareholders’ equity	$49,590	$57,388

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue:
Service	$3,892	$3,575	$7,630	$7,389
Subscription	2,605	2,605	5,056	4,451
Total revenue	6,497	6,180	12,686	11,840
Cost of revenue:
Service	1,601	1,676	3,285	3,321
Subscription	512	509	1,026	998
Total cost of revenue	2,113	2,185	4,311	4,319
Gross profit	4,384	3,995	8,375	7,521
Operating expenses:
Sales and marketing	4,633	5,087	9,879	10,037
Research, development and engineering	4,208	3,981	8,641	8,019
General and administrative	3,081	3,079	6,448	6,289
Total operating expenses	11,922	12,147	24,968	24,345
Operating loss	(7,538)	(8,152)	(16,593)	(16,824)
Other income, net	79	231	221	468
Loss before income taxes	(7,459)	(7,921)	(16,372)	(16,356)
Benefit (provision) for income taxes	(2)	(12)	3	(40)
Net loss	$(7,461)	$(7,933)	$(16,369)	$(16,396)
Earnings (loss) per common share:
Loss per common share — basic	$(0.62)	$(0.68)	$(1.36)	$(1.42)
Loss per common share — diluted	$(0.62)	$(0.68)	$(1.36)	$(1.42)
Weighted average common shares outstanding — basic	12,108	11,665	12,073	11,576
Weighted average common shares outstanding — diluted	12,108	11,665	12,073	11,576

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended June 30, 2020:
BALANCE AT MARCH 31, 2020	10	$50	12,645	$13	$190,303	$(147,623)	$42,743
Issuance of restricted common stock	—	—	43	—	—	—	—
Forfeiture of restricted common stock	—	—	(4)	—	—	—	—
Purchase and retirement of common stock	—	—	(25)	—	(382)	—	(382)
Stock-based compensation	—	—	—	—	2,377	—	2,377
Net loss	—	—	—	—	—	(7,461)	(7,461)
BALANCE AT JUNE 30, 2020	10	$50	12,659	$13	$192,298	$(155,084)	$37,277

Three months ended June 30, 2019:
BALANCE AT MARCH 31, 2019	10	$50	12,135	$12	$164,119	$(114,338)	$49,843
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	13	—	194	—	194
Issuance of restricted common stock	—	—	18	—	—	—	—
Forfeiture of restricted common stock	—	—	(45)	—	—	—	—
Purchase and retirement of common stock	—	—	(24)	—	(1,382)	—	(1,382)
Stock-based compensation	—	—	—	—	2,065	—	2,065
Net loss	—	—	—	—	—	(7,933)	(7,933)
BALANCE AT JUNE 30, 2019	10	$50	12,433	$12	$184,611	$(122,271)	$62,402

Six months ended June 30, 2020:
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of common stock, net of issuance costs	—	—	28	1	573	—	574
Exercise of stock options	—	—	8	—	135	—	135
Issuance of restricted common stock	—	—	229	—	—	—	—
Forfeiture of restricted common stock	—	—	(4)	—	—	—	—
Purchase and retirement of common stock	—	—	(48)	—	(1,120)	—	(1,120)
Stock-based compensation	—	—	—	—	4,607	—	4,607
Net loss	—	—	—	—	—	(16,369)	(16,369)
BALANCE AT JUNE 30, 2020	10	$50	12,659	$13	$192,298	$(155,084)	$37,277

Six months ended June 30, 2019:
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	23	—	293	—	293
Issuance of restricted common stock	—	—	273	—	—	—	—
Forfeiture of restricted common stock	—	—	(46)	—	—	—	—
Purchase and retirement of common stock	—	—	(44)	—	(1,868)	—	(1,868)
Stock-based compensation	—	—	—	—	4,143	—	4,143
Net loss	—	—	—	—	—	(16,396)	(16,396)
BALANCE AT JUNE 30, 2019	10	$50	12,433	$12	$184,611	$(122,271)	$62,402

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,369)	$(16,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	745	747
Amortization and write-off of intangibles	431	372
Stock-based compensation	4,522	4,053
Changes in operating assets and liabilities:
Trade accounts receivable	445	(351)
Other current assets	361	(40)
Other assets	318	77
Accounts payable and other accrued liabilities	(155)	1,132
Deferred revenue	(500)	(244)
Lease liability and other long-term liabilities	24	(325)
Net cash used in operating activities	(10,178)	(10,975)
Cash flows from investing activities:
Purchase of property and equipment	(456)	(404)
Capitalized patent costs	(311)	(359)
Maturity of marketable securities	26,535	14,671
Purchase of marketable securities	(19,490)	(15,085)
Net cash provided by (used in) investing activities	6,278	(1,177)
Cash flows from financing activities:
Proceeds from note payable	5,032	—
Issuance of common stock, net of issuance costs	574	19,615
Exercise of stock options	135	293
Purchase of common stock	(1,120)	(1,868)
Net cash provided by financing activities	4,621	18,040
Net increase in cash and cash equivalents	721	5,888
Cash and cash equivalents at beginning of period	11,213	27,278
Cash and cash equivalents at end of period	$11,934	$33,166
Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$12	$93
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$(26)	$(7)
Stock-based compensation capitalized to software and patent costs	$85	$90
Right of use assets obtained in exchange for lease obligations	$—	$2,709

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is the inventor of a platform that enables a more efficient, reliable and economical means of automatic identification. The Digimarc Platform can apply a unique identifier to virtually all media objects—including product packaging, commercial print, audio and video—that can be automatically identified by an enabled ecosystem of industrial scanners, smartphones and other interfaces. These capabilities allow Digimarc and its partners to supply a wide range of solutions for retail and supply chain operations, consumer engagement, media management and security.

The Digimarc Platform features three core capabilities for the identification, discovery and quality management of media. Digimarc Barcode integrates the identification function, which is a novel data carrier encoded into media in ways that are generally imperceptible to people, permitting the carrier to be repeated many times over the surface of the enhanced media. Digimarc Discover represents the discovery function, which is software for computing devices and network interfaces that recognize and decode indicia of the identity of media. These include, but are not limited to, Digimarc Barcodes, Quick Response Codes, Universal Product Codes, certain other GS1 approved one-dimensional codes and relevant contextual data. Digimarc Verify incorporates the quality management function, a suite of software tools used to inspect and verify that the identification and discovery of media are both accurate and effective. Together, these core capabilities enable organizations, application developers, and other solution providers to build new and improve existing automatic identification solutions.

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2020 and 2019, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$3,114	$—	$—	$3,114
Commercial paper	—	13,690	—	13,690
Pre-refunded municipals	—	6,456	—	6,456
Federal agency notes	—	3,299	—	3,299
Corporate notes	—	3,012	—	3,012
Total	$3,114	$26,457	$—	$29,571

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$746	$—	$—	$746
Commercial paper	—	25,481	—	25,481
Corporate notes	—	5,773	—	5,773
U.S. treasuries	—	4,040	—	4,040
Total	$746	$35,294	$—	$36,040

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2020, are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$29,571	$29,571	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market funds totaling $11,012 and $10,436 at June 30, 2020, and December 31, 2019, respectively. Cash equivalents are carried at either cost or amortized cost, depending on the type of security, which approximates fair value.

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

Customer arrangements may contain multiple performance obligations such as software development services, software products, and maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. To determine the transaction price, the Company considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices. For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer.  Products and services that are not capable of being distinct are combined with other products or services until a distinct performance obligation is identified.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major market category in the Company’s single reporting segment:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Government
Service	$3,713	$3,530	$7,365	$7,164
Subscription	361	343	752	771
Total Government	4,074	3,873	8,117	7,935
Retail
Service	$179	$45	$265	$225
Subscription	1,394	1,380	2,569	1,944
Total Retail	1,573	1,425	2,834	2,169
Media
Service	$—	$—	$—	$—
Subscription	850	882	1,735	1,736
Total Media	850	882	1,735	1,736

Total	$6,497	$6,180	$12,686	$11,840

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

The following table provides information about contract liabilities from contracts with customers:

	June 30,	December 31,
	2020	2019
Deferred revenue, current	$2,678	$3,172
Deferred revenue, long-term	53	59
Total	$2,731	$3,231

The Company recognized $2,028 of revenue during the six months ended June 30, 2020, that was included in the contract liability balance as of December 31, 2019.

The aggregate amount of transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $15,986 and $17,759 as of June 30, 2020, and December 31, 2019, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Domestic	$1,856	$1,772	$3,615	$3,089
International (1)	4,641	4,408	9,071	8,751
Total	$6,497	$6,180	$12,686	$11,840

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Central Banks	62%	62%	63%	65%
Walmart	12%	*	12%	*

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

  There were no stock options granted during the three and six months ended June 30, 2020 and 2019.

Restricted Stock

The fair value of restricted stock awarded is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the vesting period of the award. Restricted stock awards granted generally vest over three to four years for employee grants and one to three years for director grants.

Stock-Based Compensation

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Stock-based compensation:
Cost of revenue	$196	$179	$386	$361
Sales and marketing	604	489	1,083	1,008
Research, development and engineering	402	357	801	711
General and administrative	1,125	991	2,252	1,973
Stock-based compensation expense	2,327	2,016	4,522	4,053
Capitalized to software and patent costs	50	49	85	90
Total stock-based compensation	$2,377	$2,065	$4,607	$4,143

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under all equity compensation plans:

	As of	As of
	June 30,	December 31,
	2020	2019
Total unrecognized compensation costs	$15,836	$13,535

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2020, for stock options and restricted stock over weighted average periods through June 30, 2024, as follows:

	Stock	Restricted
	Options	Stock
Weighted average period	0.97 years	1.50 years

As of June 30, 2020, under all of the Company’s stock-based compensation plans, equity awards to purchase an additional 1,071 shares were authorized for future grants under the plans. The Company issues new shares upon option exercises.

Stock Option Activity

The following table reconciles the outstanding balance of stock options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Three months ended June 30, 2020:	Options	Price	Fair Value	Value
Outstanding at March 31, 2020	550	$31.40	$14.10
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at June 30, 2020	550	$31.40	$14.10	$—

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Six months ended June 30, 2020:	Options	Price	Fair Value	Value
Outstanding at December 31, 2019	558	$31.22	$14.03
Granted	—	—	—
Exercised	(8)	18.01	8.85
Forfeited or expired	—	—	—
Outstanding at June 30, 2020	550	$31.40	$14.10	$—
Exercisable at June 30, 2020	417	$30.16		$—
Unvested at June 30, 2020	133	$35.29		$—

The aggregate intrinsic value is based on the closing price of $15.99 per share of Digimarc common stock on June 30, 2020, which would have been received by the optionees had all of the options with exercise prices less than $15.99 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2020:	Shares	Fair Value
Unvested balance, March 31, 2020	566	$29.31
Granted	43	$16.40
Vested	(79)	$28.75
Forfeited	(4)	$29.05
Unvested balance, June 30, 2020	526	$28.34

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2020:	Shares	Fair Value
Unvested balance, December 31, 2019	435	$27.05
Granted	229	$30.74
Vested	(134)	$28.23
Forfeited	(4)	$29.05
Unvested balance, June 30, 2020	526	$28.34

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Fair value of restricted stock awards vested	$1,260	$3,992	$3,071	$5,232

6. Shareholders’ Equity

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000. For the six months ended June 30, 2020, the Company sold 28 shares at an average price of $21.92 under this Equity Distribution Agreement totaling $611 of cash proceeds, less $14 of commissions and $23 of stock issuance costs, for net cash proceeds of $574.

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

The following table reconciles earnings (loss) per common share:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Basic Earnings (Loss) per Common Share:
Loss to common shares — basic	$(7,461)	$(7,933)	$(16,369)	$(16,396)
Weighted average common shares outstanding — basic	12,108	11,665	12,073	11,576
Basic earnings (loss) per common share	$(0.62)	$(0.68)	$(1.36)	$(1.42)

Diluted Earnings (Loss) per Common Share:
Loss to common shares — diluted	$(7,461)	$(7,933)	$(16,369)	$(16,396)
Weighted average common shares outstanding — diluted	12,108	11,665	12,073	11,576
Diluted earnings (loss) per common share	$(0.62)	$(0.68)	$(1.36)	$(1.42)

The following table indicates the common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Anti-dilutive shares due to:
Exercise prices higher than the average market price	550	—	550	—
Net loss	—	124	—	12

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	June 30,	December 31,
	2020	2019
Trade accounts receivable	$3,601	$4,036
Allowance for doubtful accounts	(25)	(15)
Trade accounts receivable, net	$3,576	$4,021
Unpaid deferred revenue included in trade accounts receivable	$856	$2,015

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2020	2019
Central Banks	64%	69%

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

	June 30,	December 31,
	2020	2019
Office furniture and fixtures	$1,650	$1,650
Software	4,703	4,379
Equipment	5,150	5,041
Leasehold improvements	1,658	1,721
Gross property and equipment	13,161	12,791
Less accumulated depreciation and amortization	(9,802)	(9,141)
Property and equipment, net	$3,359	$3,650

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2020 and 2019.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating 17 years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2020	2019
Capitalized patent costs	17-20	$9,461	$9,245
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,731	12,515
Accumulated amortization		(6,120)	(5,845)
Intangibles, net		$6,611	$6,670

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

The Company leases its corporate office in Beaverton, Oregon. In July 2015, the Company entered into an amendment with the landlord of its corporate office to extend the lease term through March 2024, with remaining rent payments as of June 30, 2020, totaling $3,291, payable in monthly installments. The Company had leased office space in San Mateo, California, until March 31, 2020, when the lease expired.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2020	2019
Right of use assets	$2,030	$2,263
Lease liabilities, current	$636	$663
Lease liabilities, long-term	$2,114	$2,435

Weighted-average remaining life	3.7 years	4.1 years
Weighted-average discount rate	8.20%	8.20%

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Operating lease expense	$253	$260	$516	$521
Cash paid for operating leases	$296	$320	$623	$692

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of June 30, 2020:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2020	$421
2021	838
2022	862
2023	867
2024	218
Thereafter	—
Total lease payments	3,206
Imputed interest	(456)
Total minimum lease payments	$2,750

12. Note Payable

Promissory Note under the Paycheck Protection Program

On April 16, 2020, the Company entered into a Promissory Note with Stearns Bank, N.A. in an aggregate principal amount of $5,032 (the “Note”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The Note matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Note is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company believes that it used all of the proceeds from the Note for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

On June 29, 2020, the Company was notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source, Inc., who will be responsible for servicing the Note going forward, including administering loan forgiveness.

The following table provides information about the note payable:

June 30,
2020
Note payable	$5,032
Accrued interest	8
Total	$5,040

Note payable, current	$2,245
Note payable, long-term	2,795
Total	$5,040

13. Income Taxes

The provision for income taxes for the six months ended June 30, 2020 and 2019 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the six months ended June 30, 2020 and 2019 was 0%. The valuation allowance against net deferred tax assets as of June 30, 2020, was $51,842, an increase of $4,033 from $47,809 as of December 31, 2019.

Excess tax deficiencies of $1,003 and $748 were recognized in the provision for income taxes for the three and six months ended June 30, 2020, respectively, which were offset by $1,003 and $748 of valuation allowance, respectively. Excess tax benefits of $2,236 and $2,044 were recognized in the provision for income taxes for the three and six months ended June 30, 2019, respectively, which were offset by $2,236 and $2,044 of valuation allowance, respectively.

14. Commitments and Contingencies

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

15. Subsequent Event

In July 2020, the Company announced a plan to restructure certain areas of operations to improve productivity, communication, time to market, and support.  The changes will reduce the number of employees within the organization by approximately 7%. As a result, the Company expects to incur severance costs of $0.9 million during the quarter ending September 30, 2020, consisting of $0.4 million of cash-based severance and $0.5 million of stock-based severance. Annual operating costs are expected to decrease by $2.3 million as a result of these reductions, consisting of $2.1 million of cash-based compensation and $0.2 million of stock-based compensation.

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

Digimarc, Digimarc Barcode and Digimarc Discover are registered trademarks of Digimarc Corporation.

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, is the inventor of a platform that enables a more efficient, reliable and economical means of automatic identification. The Digimarc Platform can apply a unique identifier to virtually all media objects—including product packaging, commercial print, audio and video—that can be automatically identified by an enabled ecosystem of industrial scanners, smartphones and other interfaces. These capabilities allow Digimarc and its partners to supply a wide range of solutions for retail and supply chain operations, consumer engagement, media management and security.

The Digimarc Platform features three core capabilities for the identification, discovery and quality management of media. Digimarc Barcode integrates the identification function, which is a novel data carrier encoded into media in ways that are generally imperceptible to people, permitting the carrier to be repeated many times over the surface of the enhanced media. Digimarc Discover represents the discovery function, which is software for computing devices and network interfaces that recognize and decode indicia of the identity of media. These include, but are not limited to, Digimarc Barcodes, Quick Response Codes, Universal Product Codes, certain other GS1 approved one-dimensional codes and relevant contextual data.  Digimarc Verify incorporates the quality management function, a suite of software tools used to inspect and verify that the identification and discovery of media are both accurate and effective. Together, these core capabilities enable organizations, application developers, and other solution providers to build new and improve existing automatic identification solutions.

The Digimarc Platform enables customers to create digital identities for media objects and provides many benefits for connected objects, including:

•

Security: An imperceptible and indestructible data carrier encoded in the object provides a unique identification, whether in a digital image, video or audio file, on paper or cardboard or etched within material substrates such as plastic and other materials. Among other things, this identification supports strong authentication.

•

Brand Protection: A unique identifier (“ID”) enables fraud deterrence across many use cases, from preventing “barcode swapping” and counterfeiting of currency, media and goods to copyright detection of digital images and e-publications.

•

Traceability: The ID can carry serial numbers for easier tracking of individual items or entire lots. This has many uses, from ensuring product legitimacy to preventing product pirating to quickly identifying products for recall based on source provenance and sales destination.

•

Sustainability: The ID can contain information specific to packaging content as an aid to broader and more efficient recycling. For example, a microscopic pattern embossed in plastic packaging can identify the materials used and their composition as an aid for sorting and recapture. Similarly, enhanced labels for fresh foods can be used to adjust pricing and thus reduce food waste proactively.

•

Engagement: Consumers can directly interact with enhanced objects by merely scanning the item with their enabled smartphones. Brands can share additional product information online, including recipes, instructions, information about ingredients and sources, how-to videos, coupons and more.

•

Efficiency: Connected items, reliably scanned by machines and mobile devices, can enhance supply chain efficiencies, from parts matching in manufacturing to faster and more accurate inventory scanning and quicker and easier front-of-store checkout experiences.

Our inventions allow our business partners and customers to provide persistent digital identities for virtually any media content that is digitally processed at some point during its lifecycle. Our technology can be applied to images, video, and audio to supply a wide range of consumer engagement, media management and security solutions across multiple consumer and government industry sectors. Over the years, our enabling software and business processes, and associated intellectual property portfolio, have grown to encompass many related technologies.

We provide our offerings directly and through our business partners. Our inventions provide a powerful element of document security, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”), and many leading companies in the information technology industry. Our business partners and we have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-publications and printed materials. Digimarc Barcodes has been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

Digimarc Barcode can be used to enhance all forms of media and are generally imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable visual space on their media content, nor does it affect the overall layout or aesthetics of their media content. Digimarc Barcode is generally imperceptible in regular use and do all that visible barcodes do, but performs better. Our Digimarc Discover software delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio and video. Unique to Digimarc Discover is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode, when present.

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

In April 2019, Digimarc pledged a commitment to improving the reliability and efficiency of plastic waste sorting. Most notably, Digimarc signed the Ellen MacArthur Foundation’s New Plastics Economy Global Commitment, which focuses on building a Circular Economy for plastics. Digimarc participated in the Ellen MacArthur Foundation’s Pioneer Project HolyGrail, where Digimarc Barcode was shown in testing to overcome many current limitations in plastic sorting technology. Digimarc Barcode proved useful in technical trials at more accurately identifying recyclable plastics, which could prevent their unnecessary disposal into landfills or incinerators.

In September 2019, Digimarc announced expanded capabilities of the Digimarc Platform with several leading brands employing Digimarc Barcode for packaging and Digimarc Discover software in high-speed inspection systems to catch mislabeling problems before products ship to consumers. Digimarc Barcode provides data redundancy on product packaging without marring the appearance of the design. Consumer brands that use Digimarc Barcode for packaging, combined with high-speed inspection system scanning equipment from Cognex or Datalogic, can improve the matching of front and back labels, cartons and lids, and other multi-component packages.

In November 2019, Digimarc delivered identification and discovery capabilities to Walmart’s toy catalog, making it easier than ever for customers to buy gifts or create wish lists for family and friends using the Walmart app. The Scan & Shop feature, powered by Digimarc was prominently promoted in 35 million printed catalogs that were direct mailed as well as available in Walmart’s nearly 4,800 U.S. stores.

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,000 U.S. and foreign patents granted and applications pending as of June 30, 2020.

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

The market for patent licensing has become more challenging in recent years. As a result, we have shifted our focus from direct monetization through enforcement and licensing to facilitating progress toward the realization of our vision to enrich everyday living via pervasive, intuitive computing by:

•	encouraging large scale adoption of our technologies by industry leaders;
•	increasing the scale and rate of growth of our products and services business; and
•	laying a foundation for continuous innovation.

For a discussion of activities and costs related to our research and development, see “Results of Operations – Summary – Research, development and engineering.”

COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic posed significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, Company management continuously evaluates the Company’s business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business and could affect over time our ability to fund our business through near-term revenue growth. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, the Company received a loan under the U.S. government Paycheck Protection Program in April 2020.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2019 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six month periods ended June 30, 2020, and all changes discussed with respect to such periods reflect changes compared to the three and six month periods ended June 30, 2019.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	Percentages are percent of total revenue		Percentages are percent of total revenue
Revenue:
Service	60%	58%	60%	62%
Subscription	40	42	40	38
Total revenue	100	100	100	100
Cost of revenue:
Service	25	27	26	28
Subscription	8	8	8	8
Total cost of revenue	33	35	34	36
Gross profit	67	65	66	64
Operating expenses:
Sales and marketing	71	82	78	85
Research, development and engineering	65	64	68	68
General and administrative	47	50	51	53
Total operating expenses	184	197	197	206
Operating loss	(116)	(132)	(131)	(142)
Other income, net	1	4	2	4
Loss before income taxes	(115)	(128)	(129)	(138)
Benefit (provision) for income taxes	(0)	(0)	0	(0)
Net loss	(115%)	(128%)	(129%)	(138%)

Summary

Total revenue for the three month period ended June 30, 2020, increased 5% to $6.5 million, compared to the corresponding three month period ended June 30, 2019, primarily as a result of growth in service revenue from Government and Retail customers.

Total revenue for the six month period ended June 30, 2020, increased 7% to $12.7 million, compared to the corresponding six month period ended June 30, 2019, primarily as a result of growth in subscription revenue from Retail customers and service revenue from Government customers.

Total operating expenses for the three month period ended June 30, 2020, decreased 2% to $11.9 million, compared to the corresponding three month period ended June 30, 2019, primarily as a result of lower travel, consulting and marketing costs; partially offset by the impact of higher headcount and routine annual compensation adjustments for our employees.

Total operating expenses for the six month period ended June 30, 2020, increased 3% to $25.0 million, compared to the corresponding six month period ended June 30, 2019, primarily as a result of the impact of higher headcount and routine annual compensation adjustments for our employees; partially offset by lower travel, consulting and marketing costs.

Revenue

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Revenue:
Service	$3,892	$3,575	$317	9%	$7,630	$7,389	$241	3%
Subscription	2,605	2,605	—	—%	5,056	4,451	605	14%
Total	$6,497	$6,180	$317	5%	$12,686	$11,840	$846	7%
Revenue (as % of total revenue):
Service	60%	58%			60%	62%
Subscription	40%	42%			40%	38%
Total	100%	100%			100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials agreements. Revenue for services is recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of service revenue, has a contract term through December 31, 2024 with the option to extend the term for an additional five years by mutual agreement. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The increases in service revenue for the three and six month periods ended June 30, 2020, compared to the corresponding three and six month periods ended June 30, 2019, were primarily due to growth in services to Government and Retail customers.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and to a lesser extent the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

There was no change in subscription revenue for the three month period ended June 30, 2020, compared to the corresponding three month period ended June 30, 2019.

The increase in subscription revenue for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, was due to growth in software subscriptions to Retail customers.

Revenue by Geography

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,856	$1,772	$84	5%	$3,615	$3,089	$526	17%
International	4,641	4,408	233	5%	9,071	8,751	320	4%
Total	$6,497	$6,180	$317	5%	$12,686	$11,840	$846	7%
Revenue (as % of total revenue):
Domestic	29%	29%			28%	26%
International	71%	71%			72%	74%
Total	100%	100%			100%	100%

The increase in domestic revenue for the three month period ended June 30, 2020, compared to the corresponding three month period ended June 30, 2019, was primarily due to growth in service revenue from our domestic Retail customers.

The increase in domestic revenue for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, was primarily due to growth in subscription revenue from our domestic Retail customers.

The increases in international revenue for the three and six month periods ended June 30, 2020, compared to the corresponding three and six month periods ended June 30, 2019, were primarily due to growth in service revenue from our international Government customers.

Cost of Revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers; and
•	travel costs directly attributable to software development contracts.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	Internet service provider connectivity charges and image search data fees to support our subscription products; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross Profit

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Gross Profit:
Service	$2,291	$1,899	$392	21%	$4,345	$4,068	$277	7%
Subscription	2,093	2,096	(3)	(0)%	4,030	3,453	577	17%
Total	$4,384	$3,995	$389	10%	$8,375	$7,521	$854	11%
Gross Profit (as % of related revenue components):
Service	59%	53%			57%	55%
Subscription	80%	80%			80%	78%
Total	67%	65%			66%	64%

The increase in total gross profit for the three month period ended June 30, 2020, compared to the corresponding three month period ended June 30, 2019, was primarily due to higher service revenue.

The increase in total gross profit for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, was primarily due to higher subscription and service revenue.

The increases in service gross profit as a percentage of service revenue for the three and six month periods ended June 30, 2020, compared to the corresponding three and six month periods ended June 30, 2019, were primarily due to a favorable mix of billable expenses, with higher labor and lower non-labor expenses.

There was no change in subscription gross profit as a percentage of subscription revenue for the three month period ended June 30, 2020, compared to the corresponding three month period ended June 30, 2019.

The increase in subscription gross profit as a percentage of subscription revenue for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, was primarily due to higher subscription revenue.

Operating Expenses

Sales and marketing

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Sales and marketing	$4,633	$5,087	$(454)	(9)%	$9,879	$10,037	$(158)	(2)%
Sales and marketing (as % of total revenue)	71%	82%			78%	85%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses for the three month period ended June 30, 2020, compared to the corresponding three month period ended June 30, 2019, was primarily due to:

•	decreased travel costs of $0.3 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased consulting and marketing costs of $0.2 million; partially offset by
•	increased headcount and routine annual compensation adjustments for our employees of $0.1 million.

The decrease in sales and marketing expenses for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, was primarily due to:

•	decreased travel costs of $0.4 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased consulting and marketing costs of $0.2 million; partially offset by
•	increased headcount and routine annual compensation adjustments for our employees of $0.4 million.

Research, development and engineering

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Research, development and engineering	$4,208	$3,981	$227	6%	$8,641	$8,019	$622	8%
Research, development and engineering (as % of total revenue)	65%	64%			68%	68%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increases in research, development and engineering expenses for the three and six month periods ended June 30, 2020, compared to the corresponding three and six month periods ended June 30, 2019, were primarily due to increased headcount and routine annual compensation adjustments for our employees.

General and administrative

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
General and administrative	$3,081	$3,079	$2	0%	$6,448	$6,289	$159	3%
General and administrative (as % of total revenue)	47%	50%			51%	53%

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

The increase in general and administrative expenses for the three month period ended June 30, 2020, compared to the corresponding three month period ended June 30, 2019, was primarily due to:

•	routine annual compensation adjustments for our employees of $0.2 million; partially offset by
•	decreased travel costs of $0.1 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased consulting costs of $0.1 million.

The increase in general and administrative expenses for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, was primarily due to:

•	routine annual compensation adjustments for our employees of $0.5 million; partially offset by
•	decreased travel costs of $0.1 million due to travel restrictions related to the COVID-19 pandemic;
•	decreased employee training costs of $0.1 million; and
•	decreased charges for infrastructure and centralized costs of facilities and information technology of $0.1 million.

Stock-based compensation

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Cost of revenue	$196	$179	$17	9%	$386	$361	$25	7%
Sales and marketing	604	489	115	24%	1,083	1,008	75	7%
Research, development and engineering	402	357	45	13%	801	711	90	13%
General and administrative	1,125	991	134	14%	2,252	1,973	279	14%
Total	$2,327	$2,016	$311	15%	$4,522	$4,053	$469	12%

The increases in stock-based compensation expense for the three and six month periods ended June 30, 2020, compared to the corresponding three and six month periods ended June 30, 2019, were primarily due to more stock awards granted in the current year than prior years.

We anticipate incurring an additional $15,836 in stock-based compensation expense through June 30, 2024, for awards outstanding as of June 30, 2020.

Other income, net

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Other income, net	$79	$231	$(152)	(66)%	$221	$468	$(247)	(53)%
Other income, net (as % of total revenue)	1%	4%			2%	4%

The decreases in other income, net for the three and six month periods ended June 30, 2020, compared to the corresponding three and six month periods ended June 30, 2019, were primarily due to lower interest income as a result of lower interest rates and lower investment balances as well as interest expense accrued from the note payable issued under the Paycheck Protection Program in April 2020.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the six month periods ended June 30, 2020 and 2019 was 0% because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of June 30, 2020, was $51,842, an increase of $4,033 from $47,809 as of December 31, 2019.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2020, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	June 30,	December 31,
	2020	2019
Working capital	$29,158	$37,850
Current ratio (1)	5.2:1	8.0:1
Cash, cash equivalents and short-term marketable securities	$30,493	$36,817
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$30,493	$36,817

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $6,324 decrease in cash, cash equivalents and marketable securities at June 30, 2020, from December 31, 2019, resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs; partially offset by
•	proceeds from the note payable issued under the Paycheck Protection Program;
•	net proceeds from the issuance of common stock; and
•	proceeds from stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, pre-refunded municipals, federal agency notes and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the six month periods ended June 30, 2020 and 2019.

Operating Cash Flow

The components of operating cash flows were:

	Six	Six
	Months	Months
	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Net loss	$(16,369)	$(16,396)	$27	0%
Non-cash items	5,698	5,172	526	10%
Changes in operating assets and liabilities	493	249	244	98%
Net cash used in operating activities	$(10,178)	$(10,975)	$797	7%

Cash flows used in operating activities for the six month period ended June 30, 2020, decreased by $797, compared to the corresponding six month period ended June 30, 2019, primarily as a result of higher non-cash items and changes in operating assets and liabilities. The increase in non-cash items was primarily due to higher stock-based compensation. The changes in operating assets and liabilities was largely due to timing of accounts receivable and accounts payable.

Cash flows from investing activities for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, increased by $7,455 from $1,177 used to $6,278 provided, primarily as a result of higher net maturities of marketable securities.

Cash flows provided by financing activities for the six month period ended June 30, 2020, compared to the corresponding six month period ended June 30, 2019, decreased by $13,419 from $18,040 to $4,621, primarily as a result of reduced issuance of common stock, partially offset by proceeds from the note payable issued under the Paycheck Protection Program.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

In May 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30 million. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of June 30, 2020, we had sold 364 thousand shares at an average price of $57.64 under this Equity Distribution Agreement, totaling $21.0 million of cash proceeds, less $0.5 million of commissions and $0.3 million of stock issuance costs, for net cash proceeds of $20.2 million.

In April 2020, we entered into a promissory note in the amount of $5.0 million pursuant to the Paycheck Protection Program. The proceeds give us more time to observe financial market trends and assess the effects of the pandemic on our prospects to determine the best course of action concerning financing the business.

In June 2020, we filed a new shelf registration statement on Form S-3, that included $49.2 million of unsold securities from our prior shelf registration statement filed in May 2017 that recently expired. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100 million. The new shelf registration statement will expire in July 2023.

We may sell shares under the shelf registration and/or use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. The COVID-19 pandemic has created substantial uncertainty and volatility in the stock market, particularly in the small cap sector in which our stock is traded, and has negatively impacted our share price. These factors may inhibit our near-term ability to obtain financing through the sale of shares under the Equity Distribution Agreement.

In July 2020, we announced a plan to restructure certain areas of operations to improve productivity, communication, time to market, and support. The changes will reduce the number of employees within the organization by approximately 7%. As a result, we expect to incur severance costs of $0.9 million during the quarter ending September 30, 2020, consisting of $0.4 million of cash-based severance and $0.5 million of stock-based severance. Annual operating costs are expected to decrease by $2.3 million, consisting of $2.1 million of cash-based compensation and $0.2 million of stock-based compensation.

COVID-19 Pandemic

We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic. As described in Part I, Item 1, Note 12 “Note Payable,” to help ensure adequate liquidity during this period of uncertainty created by the COVID-19 pandemic, the Company entered into a promissory note with Stearns Bank, N.A. on April 16, 2020 (the “Note”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Note has an aggregate principal amount of $5.0 million. Subject to the terms and limitations of the PPP, the Note may be forgiven in whole or in part. We believe that we have used the entire amount of the Note to fund expenses eligible for forgiveness under the PPP.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We are party to an operating lease for our corporate office in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of our corporate office in Beaverton, Oregon, to extend the lease term through March 2024, with remaining rent payments totaling $3.1 million, payable in monthly installments.

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

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	the potential for forgiveness of the PPP Note under the terms of the PPP and the possible impact of any audit related to the PPP Note;
•	the potential impact of COVID-19 on projects with our retail customers and partners;
•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Paycheck Protection Program Note

On April 16, 2020, we entered into a promissory note with Stearns Bank, N.A. in an aggregate principal amount of $5.0 million pursuant to the Paycheck Protection Program, or the PPP, under the CARES Act. On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of the Treasury or Small Business Administration as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP Note, which could reduce our liquidity, and potentially subject us to fines and penalties.

COVID-19 Pandemic

The emergence of the COVID-19 pandemic around the world, and particularly in the United States, presents significant risks to the Company, not all of which we are able to fully evaluate or foresee. Some of the effects that could directly or indirectly result from the COVID-19 pandemic include, without limitation, possible impacts on the health of the Company’s management and employees, impairment of the Company’s administrative, research, and development operations, disruption in supplier and customer relationships, changes in demand for our services and subscriptions, and the collectability of accounts receivables. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic, thereby potentially affecting our ability to fund our business through near-term revenue growth. The scope and nature of these impacts, most of which are beyond our control, continue to evolve and the outcomes remain uncertain.

These short-term effects may change over the long term depending on the duration and severity of the COVID-19 pandemic, the length of time before normal economic and operating conditions resume, the additional governmental actions that may be taken, the extensions of social restrictions that have been imposed to date, and many other factors that can vary materially by geography. Due to the above circumstances and as described generally in this Quarterly Report, the Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the remainder of the fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2020:

				(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2020 to April 30, 2020	391	$15.76	—	$—
Month 2
May 1, 2020 to May 31, 2020	21,397	$15.61	—	$—
Month 3
June 1, 2020 to June 30, 2020	2,373	$17.95	—	$—
Total	24,161	$15.84	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 5.	Other Information.

On July 27, 2020, the Company adopted a plan to restructure certain areas of operations to improve productivity, communication, time to market, and support. The changes will reduce the number of employees within the organization by approximately 7%. As a result, the Company expects to incur severance costs of $0.9 million during the quarter ending September 30, 2020 consisting of $0.4 million of cash-based severance and $0.5 million of stock-based severance. Annual operating costs are expected to decrease by $2.3 million as a result of these reductions, consisting of $2.1 million of cash-based compensation and $0.2 million of stock-based compensation.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1

Promissory Note between the Company and Stearns Bank, N.A., dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 20, 2020 (File No. 001-34108))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2020	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)