Form 10-Q
period 2020-09-30
Digimarc CORP
filed 2020-10-30
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 23, 2020, there were 15,315,663 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$45,461	$11,213
Marketable securities	17,194	25,604
Trade accounts receivable, net	3,022	4,021
Other current assets	2,396	2,456
Total current assets	68,073	43,294
Property and equipment, net	3,361	3,650
Intangibles, net	6,604	6,670
Goodwill	1,114	1,114
Other assets	2,353	2,660
Total assets	$81,505	$57,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,469	$2,272
Note payable, current	3,096	—
Deferred revenue	2,098	3,172
Total current liabilities	7,663	5,444
Lease liability and other long-term liabilities	2,712	2,494
Note payable, long-term	1,957	—
Total liabilities	12,332	7,938
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2020 and December 31, 2019)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 15,316 and 12,446 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	15	12
Additional paid-in capital	232,544	188,103
Accumulated deficit	(163,436)	(138,715)
Total shareholders’ equity	69,173	49,450
Total liabilities and shareholders’ equity	$81,505	$57,388

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenue:
Service	$3,352	$3,160	$10,982	$10,549
Subscription	2,399	2,668	7,455	7,119
Total revenue	5,751	5,828	18,437	17,668
Cost of revenue:
Service	1,406	1,409	4,691	4,730
Subscription	522	509	1,548	1,507
Total cost of revenue	1,928	1,918	6,239	6,237
Gross profit	3,823	3,910	12,198	11,431
Operating expenses:
Sales and marketing	4,538	4,839	14,417	14,876
Research, development and engineering	4,662	4,105	13,303	12,124
General and administrative	3,009	2,998	9,457	9,287
Total operating expenses	12,209	11,942	37,177	36,287
Operating loss	(8,386)	(8,032)	(24,979)	(24,856)
Other income, net	36	259	257	727
Loss before income taxes	(8,350)	(7,773)	(24,722)	(24,129)
Benefit (provision) for income taxes	(2)	12	1	(28)
Net loss	$(8,352)	$(7,761)	$(24,721)	$(24,157)
Earnings (loss) per common share:
Loss per common share — basic	$(0.68)	$(0.65)	$(2.04)	$(2.07)
Loss per common share — diluted	$(0.68)	$(0.65)	$(2.04)	$(2.07)
Weighted average common shares outstanding — basic	12,241	11,924	12,129	11,693
Weighted average common shares outstanding — diluted	12,241	11,924	12,129	11,693

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended September 30, 2020:
BALANCE AT JUNE 30, 2020	10	$50	12,659	$13	$192,298	$(155,084)	$37,277
Issuance of common stock, net of issuance costs	—	—	2,676	2	38,027	—	38,029
Issuance of restricted common stock	—	—	13	—	—	—	—
Forfeiture of restricted common stock	—	—	(3)	—	—	—	—
Purchase and retirement of common stock	—	—	(29)	—	(448)	—	(448)
Stock-based compensation	—	—	—	—	2,667	—	2,667
Net loss	—	—	—	—	—	(8,352)	(8,352)
BALANCE AT SEPTEMBER 30, 2020	10	$50	15,316	$15	$232,544	$(163,436)	$69,173

Three months ended September 30, 2019:
BALANCE AT JUNE 30, 2019	10	$50	12,433	$12	$184,611	$(122,271)	$62,402
Issuance of restricted common stock	—	—	19	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—
Purchase and retirement of common stock	—	—	(22)	—	(885)	—	(885)
Stock-based compensation	—	—	—	—	2,085	—	2,085
Net loss	—	—	—	—	—	(7,761)	(7,761)
BALANCE AT SEPTEMBER 30, 2019	10	$50	12,429	$12	$185,811	$(130,032)	$55,841

Nine months ended September 30, 2020:
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of common stock, net of issuance costs	—	—	2,704	3	38,600	—	38,603
Exercise of stock options	—	—	8	—	135	—	135
Issuance of restricted common stock	—	—	242	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(77)	—	(1,568)	—	(1,568)
Stock-based compensation	—	—	—	—	7,274	—	7,274
Net loss	—	—	—	—	—	(24,721)	(24,721)
BALANCE AT SEPTEMBER 30, 2020	10	$50	15,316	$15	$232,544	$(163,436)	$69,173

Nine months ended September 30, 2019:
BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	23	—	293	—	293
Issuance of restricted common stock	—	—	292	—	—	—	—
Forfeiture of restricted common stock	—	—	(47)	—	—	—	—
Purchase and retirement of common stock	—	—	(66)	—	(2,753)	—	(2,753)
Stock-based compensation	—	—	—	—	6,228	—	6,228
Net loss	—	—	—	—	—	(24,157)	(24,157)
BALANCE AT SEPTEMBER 30, 2019	10	$50	12,429	$12	$185,811	$(130,032)	$55,841

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,721)	$(24,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,112	1,098
Amortization and write-off of intangibles	612	533
Stock-based compensation	7,149	6,094
Changes in operating assets and liabilities:
Trade accounts receivable	999	318
Other current assets	60	(782)
Other assets	307	263
Accounts payable and other accrued liabilities	146	1,086
Deferred revenue	(1,092)	(735)
Lease liability and other long-term liabilities	236	(481)
Net cash used in operating activities	(15,192)	(16,763)
Cash flows from investing activities:
Purchase of property and equipment	(694)	(692)
Capitalized patent costs	(478)	(524)
Maturity of marketable securities	30,598	27,997
Purchase of marketable securities	(22,188)	(38,037)
Net cash provided by (used in) investing activities	7,238	(11,256)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	38,603	19,615
Proceeds from note payable	5,032	—
Exercise of stock options	135	293
Purchase of common stock	(1,568)	(2,753)
Net cash provided by financing activities	42,202	17,155
Net increase (decrease) in cash and cash equivalents	34,248	(10,864)
Cash and cash equivalents at beginning of period	11,213	27,278
Cash and cash equivalents at end of period	$45,461	$16,414
Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$12	$89
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$72	$(6)
Common stock issuance costs in accounts payable	$241	$—
Stock-based compensation capitalized to software and patent costs	$125	$134
Right of use assets obtained in exchange for lease obligations	$—	$2,709

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

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the impact of the adoption of this standard to have a material impact on its financial condition, results of operations and disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$7,731	$—	$—	$7,731
Commercial paper	—	9,197	—	9,197
Pre-refunded municipals	—	6,383	—	6,383
Federal agency notes	—	3,300	—	3,300
Corporate notes	—	1,514	—	1,514
Total	$7,731	$20,394	$—	$28,125

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$746	$—	$—	$746
Commercial paper	—	25,481	—	25,481
Corporate notes	—	5,773	—	5,773
U.S. treasuries	—	4,040	—	4,040
Total	$746	$35,294	$—	$36,040

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2020, are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$28,125	$28,125	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds and commercial paper totaling $10,931 and $10,436 at September 30, 2020, and December 31, 2019, respectively. Cash equivalents are carried at either cost or amortized cost, depending on the type of security, which approximates fair value.

3. Revenue Recognition

The Company derives its revenue primarily from software development services and software subscriptions.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials agreements.  Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major market category in the Company’s single reporting segment:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Government
Service	$3,170	$3,003	$10,535	$10,167
Subscription	355	372	1,107	1,143
Total Government	3,525	3,375	11,642	11,310
Retail
Service	$182	$157	$447	$382
Subscription	1,172	1,440	3,741	3,384
Total Retail	1,354	1,597	4,188	3,766
Media
Service	$—	$—	$—	$—
Subscription	872	856	2,607	2,592
Total Media	872	856	2,607	2,592

Total	$5,751	$5,828	$18,437	$17,668

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

The following table provides information about contract liabilities from contracts with customers:

	September 30,	December 31,
	2020	2019
Deferred revenue, current	$2,098	$3,172
Deferred revenue, long-term	41	59
Total	$2,139	$3,231

The Company recognized $2,561 of revenue during the nine months ended September 30, 2020, that was included in the contract liability balance as of December 31, 2019.

The aggregate amount of transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $15,605 and $17,759 as of September 30, 2020, and December 31, 2019, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Domestic	$1,836	$2,136	$5,451	$5,225
International (1)	3,915	3,692	12,986	12,443
Total	$5,751	$5,828	$18,437	$17,668

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Central Banks	60%	57%	62%	62%
Walmart Inc.	14%	14%	13%	*

*   Less than 10%

Long-Lived Assets by Geographical Area

The Company’s long-lived assets are all domiciled in the U.S.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants, restricted stock awards and restricted stock unit awards.

Stock-based compensation expense related to internal labor is capitalized to software and patent costs based on direct labor hours charged to capitalized software and patent costs.

Determining Fair Value

Stock Options

The Company estimates the fair value of stock options on the date of grant (measurement date) using the Black-Scholes option valuation model. The Company recognizes the fair value of stock option awards on a straight-line basis over the vesting period of the award.

The following inputs are used in the Black-Scholes option valuation model to estimate the fair value of stock options:

Stock Price. The stock price represents the fair market value of the Company’s common stock on the date of the grant.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules of the awards. Stock options granted generally vest over a service period of three years and have contractual terms of ten years.

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

Black Scholes option valuation inputs:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Stock price	$15.36	$39.54	$15.36	$39.54
Expected life (years)	3.25	3.20	3.25	3.20
Expected volatility	70.91%	58.68%	70.91%	58.68%
Risk-free interest rate	0.25%	1.51%	0.25%	1.51%
Expected dividend yield	0%	0%	0%	0%

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the vesting period of the award. Restricted stock awards granted generally vest over a service period of three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards, which vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally 3 years.

Performance Restricted Stock Units

The fair value of performance restricted stock unit (“PRSU”) awards, which vest upon meeting a market condition, such as exceeding a target stock price in the future, and a service condition, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. Under the Monte Carlo valuation model, the stock price is assumed to follow the Geometric Brownian Motion with a drift term equal to the risk-free rate. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally 3 years.

The following inputs are used in the Monte Carlo valuation model to estimate the fair value of PRSUs:

Stock Price. The stock price represents the fair market value of the Company’s common stock on the date of the grant.

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the term of the award.

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current U.S. treasury yields for bonds with a maturity commensurate with the term of the award.

Monte Carlo valuation inputs:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Stock price	$16.49	$—	$16.49	$—
Expected volatility	72.50%	—	72.50%	—
Risk-free interest rate	0.14%	—	0.14%	—

Stock-Based Compensation

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Stock-based compensation:
Cost of revenue	$216	$163	$602	$524
Sales and marketing	591	459	1,674	1,467
Research, development and engineering	694	366	1,495	1,077
General and administrative	1,126	1,053	3,378	3,026
Stock-based compensation expense	2,627	2,041	7,149	6,094
Capitalized to software and patent costs	40	44	125	134
Total stock-based compensation	$2,667	$2,085	$7,274	$6,228

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	September 30,	December 31,
	2020	2019
Total unrecognized compensation costs	$16,139	$13,535

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2020, for stock option, restricted stock and restricted stock unit awards over weighted average periods through September 30, 2024, as follows:

	Stock	Restricted
	Options	Stock	RSUs	PRSUs
Weighted average period	1.49 years	1.43 years	2.00 years	2.25 years

As of September 30, 2020, under the Company’s stock-based compensation plan, equity awards to purchase an additional 803 shares were authorized for future grants under the plan. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of restricted stock unit awards.

Stock Option Activity

The following table reconciles the outstanding balance of stock option awards:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three months ended September 30, 2020:	Options	Price	Fair Value	Value
Outstanding at June 30, 2020	550	$31.40	$14.10
Granted	105	15.36	7.36
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2020	655	$28.83	$13.02	$732

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Nine months ended September 30, 2020:	Options	Price	Fair Value	Value
Outstanding at December 31, 2019	558	$31.22	$14.03
Granted	105	15.36	7.36
Exercised	(8)	18.01	8.85
Forfeited or expired	—	—	—
Outstanding at September 30, 2020	655	$28.83	$13.02	$732
Exercisable at September 30, 2020	450	$30.33		$—
Unvested at September 30, 2020	205	$25.53		$732

The aggregate intrinsic value is based on the closing price of $22.33 per share of Digimarc common stock on September 30, 2020, which would have been received by the optionees had all of the options with exercise prices less than $22.33 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock awards:

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2020:	Shares	Fair Value
Unvested balance, June 30, 2020	526	$28.34
Granted	13	$15.15
Vested	(76)	$28.43
Forfeited	(3)	$28.72
Unvested balance, September 30, 2020	460	$27.95

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2020:	Shares	Fair Value
Unvested balance, December 31, 2019	435	$27.05
Granted	242	$29.90
Vested	(210)	$28.31
Forfeited	(7)	$28.94
Unvested balance, September 30, 2020	460	$27.95

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Fair value of restricted stock awards vested	$1,168	$2,195	$4,239	$7,427

Restricted Stock Units Activity

The following table reconciles the unvested balance of restricted stock unit awards:

Weighted
Average
	Number of	Grant Date
For the three and nine months ended September 30, 2020:	Units	Fair Value
Unvested balance, June 30, 2020 and December 31, 2019	—	$—
Granted	45	$15.36
Vested	—	$—
Forfeited	—	$—
Unvested balance, September 30, 2020	45	$15.36

Performance Restricted Stock Units Activity

The following table reconciles the unvested balance of performance restricted stock unit awards:

Weighted
Average
	Number of	Grant Date
For the three and nine months ended September 30, 2020:	Units	Fair Value
Unvested balance, June 30, 2020 and December 31, 2019	—	$—
Granted	124	$11.08
Vested	—	$—
Forfeited	—	$—
Unvested balance, September 30, 2020	124	$11.08

6. Shareholders’ Equity

Common Stock

On September 29, 2020, the Company entered into a Subscription Agreement with TCM Strategic Partners L.P. to issue and sell 2,542 shares of its common stock in a private placement at a price of $14.37 per share. The closing of the sale of common stock occurred the same day. The offering was made without an underwriter or placement agent. The Company received $36,530 of cash proceeds and paid $190 in stock issuance costs. The Company also issued and sold 17 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Convertible Preferred Stock”), for $16,970 of cash proceeds under the same Subscription Agreement and paid $84 in stock issuance costs. The closing of the sale and issuance of the Series B Convertible Preferred Stock occurred on October 1, 2020. Subject to shareholder approval, the Series B Convertible Preferred Stock will automatically convert into fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share. See Note 15 for additional information.

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000.

For the nine months ended September 30, 2020, the Company sold 162 shares at an average price of $16.80 under this Equity Distribution Agreement totaling $2,718 of cash proceeds, less $61 of commissions and $394 of stock issuance costs.

For the nine months ended September 30, 2019, the Company sold 336 shares at an average price of $60.61 under this Equity Distribution Agreement totaling $20,349 of cash proceeds, less $483 of commissions and $251 of stock issuance costs.

As of September 30, 2020, the Company sold 498 shares at an average price of $46.36 under this Equity Distribution Agreement totaling $23,068 of cash proceeds, less $544 of commissions and $646 of stock issuance costs.

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

The following table reconciles earnings (loss) per common share:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Basic Earnings (Loss) per Common Share:
Loss to common shares — basic	$(8,352)	$(7,761)	$(24,721)	$(24,157)
Weighted average common shares outstanding — basic	12,241	11,924	12,129	11,693
Basic earnings (loss) per common share	$(0.68)	$(0.65)	$(2.04)	$(2.07)

Diluted Earnings (Loss) per Common Share:
Loss to common shares — diluted	$(8,352)	$(7,761)	$(24,721)	$(24,157)
Weighted average common shares outstanding — diluted	12,241	11,924	12,129	11,693
Diluted earnings (loss) per common share	$(0.68)	$(0.65)	$(2.04)	$(2.07)

The following table indicates the common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Anti-dilutive shares due to:
Exercise prices higher than the average market price	550	—	550	100
Net loss	—	95	—	39

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	September 30,	December 31,
	2020	2019
Trade accounts receivable	$3,047	$4,036
Allowance for doubtful accounts	(25)	(15)
Trade accounts receivable, net	$3,022	$4,021
Unpaid deferred revenue included in trade accounts receivable	$484	$2,015

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2020	2019
Central Banks	70%	69%

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

	September 30,	December 31,
	2020	2019
Office furniture and fixtures	$1,650	$1,650
Software	4,882	4,379
Equipment	5,340	5,041
Leasehold improvements	1,658	1,721
Gross property and equipment	13,530	12,791
Less accumulated depreciation and amortization	(10,169)	(9,141)
Property and equipment, net	$3,361	$3,650

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2020 and 2019.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating 17 years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2020	2019
Capitalized patent costs	17-20	$9,570	$9,245
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	760	760
Tradenames	3	290	290
Non-solicitation agreements	1	120	120
Gross intangible assets		12,840	12,515
Accumulated amortization		(6,236)	(5,845)
Intangibles, net		$6,604	$6,670

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

The Company leases its corporate office in Beaverton, Oregon. In July 2015, the Company entered into an amendment with the landlord of its corporate office to extend the lease term through March 2024, with remaining rent payments as of September 30, 2020, totaling $2,902, payable in monthly installments. The Company had leased office space in San Mateo, California, until March 31, 2020, when the lease expired.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2020	2019
Right of use assets	$1,911	$2,263
Lease liabilities, current	$646	$663
Lease liabilities, long-term	$1,947	$2,435

Weighted-average remaining life	3.5 years	4.1 years
Weighted-average discount rate	8.20%	8.20%

The carrying value of the right of use assets is included in “Other assets” and the current and long-term lease liabilities are included in “Accounts payable and other accrued liabilities” and “Lease liability and other long-term liabilities,” respectively, in the Consolidated Balance Sheets.

Operating lease expense is included in cost of revenue and operating expenses in the Consolidated Statements of Operations and in cash flows from operating activities in the Consolidated Statements of Cash Flows.  The operating leases include variable lease payments which are not material and are included in operating lease expense.  Additional details of the Company’s operating leases are presented in the following table:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Operating lease expense	$270	$251	$786	$772
Cash paid for operating leases	$296	$322	$919	$1,014

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of September 30, 2020:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2020	$210
2021	838
2022	862
2023	867
2024	218
Thereafter	—
Total lease payments	2,995
Imputed interest	(402)
Total minimum lease payments	$2,593

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

On June 29, 2020, the Company was notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source, Inc., (the “Lender”) who will be responsible for servicing the Note going forward, including administering loan forgiveness.

On September 15, 2020, the Company filed its application for 100% forgiveness of the Note. The Lender has up to 60 days to review the application and the Small Business Administration (the “SBA”) has up to 90 days thereafter to approve the application.

The Note provides that the Company must obtain lender consent in the event of a “change of ownership.” On October 2, 2020, the SBA released a procedural notice that defined “change of ownership” as used in PPP loans to mean the transfer, whether in one or more transactions, of at least 20% of the common stock or other ownership interest of a PPP borrower.  Based on the SBA’s newly issued notice, the Company has sought, but not yet received, the consent of the lender under the Note to the conversion of the Series B Convertible Preferred Stock issued on October 1, 2020, under the Subscription Agreement with TCM Strategic Partners L.P (see Note 15). Although we expect to receive such consent, the failure to do so could result in a default under the terms of the Note and an obligation to repay the PPP loan.

The following table provides information about the Note:

September 30,
2020
Note payable	$5,032
Accrued interest	21
Total	$5,053

Note payable, current	$3,096
Note payable, long-term	1,957
Total	$5,053

13. Income Taxes

The provision for income taxes for the nine months ended September 30, 2020 and 2019 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the nine months ended September 30, 2020 and 2019 was 0%. The valuation allowance against net deferred tax assets as of September 30, 2020, was $53,635, an increase of $5,826 from $47,809 as of December 31, 2019.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an ownership change will occur if there is a cumulative change in ownership by 5% shareholders that exceeds 50 percentage points over a rolling three-year period. As a result of the issuance of common stock and preferred stock to TCM Strategic Partners LP, as referenced in Note 6, the Company completed a study to determine whether an ownership change had occurred under Sections 382 or 383 of the Code. The Company determined that a change in ownership has not occurred as a result of the transaction.

Excess tax deficiencies of $1,011 and $1,759 were recognized in the provision for income taxes for the three and nine months ended September 30, 2020, respectively, which were offset by $1,011 and $1,759 of valuation allowance, respectively. Excess tax benefits of $707 and $2,751 were recognized in the provision for income taxes for the three and nine months ended September 30, 2019, respectively, which were offset by $707 and $2,751 of valuation allowance, respectively.

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

15. Subsequent Event

On September 29, 2020, the Company entered into a Subscription Agreement with TCM Strategic Partners L.P. to, among other things, issue and sell 17 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Convertible Preferred Stock”), for $16,970 in a private placement and paid issuance costs of $84. The closing of the sale and issuance of the Series B Convertible Preferred Stock occurred on October 1, 2020. Subject to shareholder approval, the Series B Convertible Preferred Stock will automatically convert into fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share.

The Series B Convertible Preferred Stock ranks senior to the Company’s common stock, the Series A Redeemable Nonvoting Preferred Stock and the Series R Participating Cumulative Preferred Stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Upon liquidation, dissolution or winding up of the Company, each share of Series B Convertible Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $1,000 per share, plus all accumulated dividends (the “Liquidation Preference”), plus accrued and unpaid dividends and (ii) the amount that the holder of Series B Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Series B Convertible Preferred Stock were converted into common.

Dividend rights

The Holders are entitled to dividends on the Liquidation Preference at the rate of 7.5% per annum, payable in cash or, at the option of the Company, accumulated and added to the Liquidation Preference. The Holders are also entitled to participate in dividends declared or paid on the common stock and in offers to repurchase or exchange the common stock, in each case, on an as-converted basis.

Voting rights

The Holders generally will be entitled to vote with the holders of the shares of common stock on all matters submitted to a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis, applying a voting conversion price of $17.01 (subject to customary anti-dilution adjustments in the event of any stock split, stock dividend or distribution, or stock combination); provided that, until the shareholder approval has been obtained, no Holder shall be entitled to cast a number of votes with respect to the Holder’s shares of Series B Convertible Preferred Stock and any shares of common stock beneficially owned by such Holder in excess of 19.9% of the outstanding shares of capital stock then entitled to vote. Additionally, certain matters will require the approval of the majority of the outstanding Series B Convertible Preferred Stock, voting as a separate class, including (i) amendments, alterations or repeal of any provision of the Company’s Articles of Incorporation or Bylaws that would adversely affect the rights, preferences or voting powers of the Series B Convertible Preferred Stock, (ii) any action that would authorize or create, or increase the number of authorized or issued shares of, or any securities convertible into shares of, or reclassify any security into, or issue, any class or series of capital stock of the Company ranking senior to, or on a parity basis with, the Series B Convertible Preferred Stock as to certain rights, (iii) certain transactions with affiliates, and (iv) certain business combinations and binding or statutory share exchanges or reclassification involving the Series B Convertible Preferred Stock, unless such events do not adversely affect the rights, preferences or voting powers of the Series B Convertible Preferred Stock.

Change of Control

If the Company undergoes a Change of Control, the Company will redeem all of its then-outstanding shares of Series B Convertible Preferred Stock for cash consideration equal to the greater of (i) the Liquidation Preference plus accrued and unpaid dividends and (ii) the amount that such Holder would have been entitled to receive at such time if the Series B Convertible Preferred Stock were converted into common stock immediately prior to such change of control.

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

The Digimarc Platform features three core capabilities for the identification, discovery and quality management of media. Digimarc Barcode integrates the identification function, which is a novel data carrier encoded into media in ways that are generally imperceptible to people, permitting the carrier to be repeated many times over the surface of the enhanced media. Digimarc Discover represents the discovery function, which is software for computing devices and network interfaces that recognize and decode indicia of the identity of media. These include, but are not limited to, Digimarc Barcodes, Quick Response Codes, Universal Product Codes, certain other Global Standards One (“GS1”) approved one-dimensional codes and relevant contextual data.  Digimarc Verify incorporates the quality management function, a suite of software tools used to inspect and verify that the identification and discovery of media are both accurate and effective. Together, these core capabilities enable organizations, application developers, and other solution providers to build new and improve existing automatic identification solutions.

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

•

Sustainability: The ID can contain information specific to packaging content as an aid to broader and more efficient recycling. For example, a microscopic pattern embossed in plastic packaging can identify the materials used and their composition to aid sorting and recapture. Similarly, enhanced labels for fresh foods can be used to adjust pricing and thus reduce food waste proactively.

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

We provide our offerings directly and through our business partners. Our inventions provide a powerful document security element, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”) and many leading companies in the information technology industry. Our business partners and we have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-publications and printed materials. Digimarc Barcode has been used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

Digimarc Barcode can be used to enhance all forms of media and is generally imperceptible to human senses, but quickly detected by computers, networks or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable visual space on their media content, nor does it affect their media content’s overall layout or aesthetics. Digimarc Barcode is generally imperceptible in regular use and does all that visible barcodes do, but performs better. Our Digimarc Discover software delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio and video. Unique to Digimarc Discover is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode, when present.

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

Our intellectual property contains many innovations in digital watermarking, content recognition (sometimes referred to as “fingerprinting”), digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,100 U.S. and foreign patents granted and applications pending as of September 30, 2020. We continue to develop and broaden our portfolio in automatic identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date, and up to 17 years after the patent has been granted.

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

COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic posed significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, we received a loan on April 16, 2020 under the U.S. government Paycheck Protection Program. On September 15, 2020, we filed our application for 100% forgiveness of the loan. The lender has up to 60 days to review the application and the Small Business Administration has up to 90 days thereafter to approve the application.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2019 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine month periods ended September 30, 2020, and all changes discussed with respect to such periods reflect changes compared to the three and nine month periods ended September 30, 2019.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Percentages are percent of total revenue
Revenue:
Service	58%	54%	60%	60%
Subscription	42	46	40	40
Total revenue	100	100	100	100
Cost of revenue:
Service	24	24	25	27
Subscription	9	9	8	9
Total cost of revenue	34	33	34	35
Gross profit	66	67	66	65
Operating expenses:
Sales and marketing	79	83	78	84
Research, development and engineering	81	70	72	69
General and administrative	52	51	51	53
Total operating expenses	212	205	202	205
Operating loss	(146)	(138)	(135)	(141)
Other income, net	1	4	1	4
Loss before income taxes	(145)	(133)	(134)	(137)
Benefit (provision) for income taxes	(0)	0	0	(0)
Net loss	(145%)	(133%)	(134%)	(137%)

Summary

Total revenue for the three month period ended September 30, 2020, decreased 1% to $5.8 million, compared to the corresponding three month period ended September 30, 2019, primarily as a result of lower subscription revenue from Retail customers, partially offset by growth in service revenue from Government customers.

Total revenue for the nine month period ended September 30, 2020, increased 4% to $18.4 million, compared to the corresponding nine month period ended September 30, 2019, primarily as a result of growth in service revenue from Government customers and subscription revenue from Retail customers.

Total operating expenses for the three and nine month periods ended September 30, 2020, increased 2%, compared to the corresponding three and nine month periods ended September 30, 2019, primarily as a result of cash and stock-based severance costs related to our restructuring plan implemented in July 2020 and routine annual compensation adjustments for our employees, partially offset by lower travel, consulting and marketing costs.

Revenue

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Revenue:
Service	$3,352	$3,160	$192	6%	$10,982	$10,549	$433	4%
Subscription	2,399	2,668	(269)	(10)%	7,455	7,119	336	5%
Total	$5,751	$5,828	$(77)	(1)%	$18,437	$17,668	$769	4%
Revenue (as % of total revenue):
Service	58%	54%			60%	60%
Subscription	42%	46%			40%	40%
Total	100%	100%			100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of service revenue, has a contract term through December 31, 2024 with the option to extend the term for an additional five years by mutual agreement. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The increases in service revenue for the three and nine month periods ended September 30, 2020, compared to the corresponding three and nine month periods ended September 30, 2019, were primarily due to growth in service revenue from Government customers.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The decrease in subscription revenue for the three month period ended September 30, 2020, compared to the corresponding three month period ended September 30, 2019, was primarily due to the revenue impact of a renegotiated contract with a Retail supplier partner in the first quarter of 2020.

The increase in subscription revenue for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, was primarily due to growth in software subscriptions to Retail customers, partially offset by the revenue impact of a renegotiated contract with a Retail supplier partner in the first quarter of 2020

Revenue by Geography

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,836	$2,136	$(300)	(14)%	$5,451	$5,225	$226	4%
International	3,915	3,692	223	6%	12,986	12,443	543	4%
Total	$5,751	$5,828	$(77)	(1)%	$18,437	$17,668	$769	4%
Revenue (as % of total revenue):
Domestic	32%	37%			30%	30%
International	68%	63%			70%	70%
Total	100%	100%			100%	100%

The changes in domestic revenue for the three and nine month periods ended September 30, 2020, compared to the corresponding three and nine month periods ended September 30, 2019, were primarily due to changes in subscription revenue from our domestic Retail customers.

The increases in international revenue for the three and nine month periods ended September 30, 2020, compared to the corresponding three and nine month periods ended September 30, 2019, were primarily due to growth in service revenue from our international Government customers.

Cost of Revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	Internet service provider connectivity charges and image search data fees to support our subscription products; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross Profit

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Gross Profit:
Service	$1,946	$1,751	$195	11%	$6,291	$5,819	$472	8%
Subscription	1,877	2,159	(282)	(13)%	5,907	5,612	295	5%
Total	$3,823	$3,910	$(87)	(2)%	$12,198	$11,431	$767	7%
Gross Profit (as % of related revenue components):
Service	58%	55%			57%	55%
Subscription	78%	81%			79%	79%
Total	66%	67%			66%	65%

The decrease in total gross profit for the three month period ended September 30, 2020, compared to the corresponding three month period ended September 30, 2019, was primarily due to lower subscription revenue, partially offset by higher service revenue.

The increase in total gross profit for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, was primarily due to higher service and subscription revenue.

The increases in service gross profit as a percentage of service revenue for the three and nine month periods ended September 30, 2020, compared to the corresponding three and nine month periods ended September 30, 2019, were primarily due to a favorable mix of billable expenses, with higher labor and lower non-labor expenses.

The decrease in subscription gross profit as a percentage of subscription revenue for the three month period ended September 30, 2020, compared to the corresponding three month period ended September 30, 2019, was primarily due to lower subscription revenue.

There was no change in subscription gross profit as a percentage of subscription revenue for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019.

Operating Expenses

Sales and marketing

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Sales and marketing	$4,538	$4,839	$(301)	(6)%	$14,417	$14,876	$(459)	(3)%
Sales and marketing (as % of total revenue)	79%	83%			78%	84%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses for the three month period ended September 30, 2020, compared to the corresponding three month period ended September 30, 2019, was primarily due to:

•	decreased travel costs of $0.3 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased marketing and consulting costs of $0.1 million; partially offset by
•	non-recurring severance costs related to our July 2020 restructuring plan of $0.2 million.

The decrease in sales and marketing expenses for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, was primarily due to:

•	decreased travel costs of $0.6 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased consulting and marketing costs of $0.3 million; partially offset by
•	increased compensation costs of $0.4 million; and
•	non-recurring severance costs related to our July 2020 restructuring plan of $0.2 million.

Research, development and engineering

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Research, development and engineering	$4,662	$4,105	$557	14%	$13,303	$12,124	$1,179	10%
Research, development and engineering (as % of total revenue)	81%	70%			72%	69%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended September 30, 2020, compared to the corresponding three month period ended September 30, 2019, was primarily due to:

•	non-recurring severance costs related to our July 2020 restructuring plan of $0.6 million;
•	increased compensation costs of $0.1 million; partially offset by
•	lower recruiting, travel and other expenses of $0.1 million.

The increase in research, development and engineering expenses for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, was primarily due to:

•	increased compensation costs of $0.7 million; and
•	non-recurring severance costs related to our July 2020 restructuring plan of $0.6 million; partially offset by
•	decreased travel costs of $0.1 million due to travel restrictions related to the COVID-19 pandemic.

General and administrative

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
General and administrative	$3,009	$2,998	$11	0%	$9,457	$9,287	$170	2%
General and administrative (as % of total revenue)	52%	51%			51%	53%

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

The increase in general and administrative expenses for the three month period ended September 30, 2020, compared to the corresponding three month period ended September 30, 2019, was primarily due to:

•	increased compensation costs of $0.2 million; partially offset by
•	decreased accounting and consulting costs of $0.1 million; and
•	decreased travel costs of $0.1 million due to travel restrictions related to the COVID-19 pandemic.

The increase in general and administrative expenses for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, was primarily due to:

•	increased compensation costs of $0.6 million; partially offset by
•	decreased travel costs of $0.2 million due to travel restrictions related to the COVID-19 pandemic;
•	decreased consulting and accounting costs of $0.1 million; and
•	decreased employee training costs of $0.1 million.

Stock-based compensation

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Cost of revenue	$216	$163	$53	33%	$602	$524	$78	15%
Sales and marketing	591	459	132	29%	1,674	1,467	207	14%
Research, development and engineering	694	366	328	90%	1,495	1,077	418	39%
General and administrative	1,126	1,053	73	7%	3,378	3,026	352	12%
Total	$2,627	$2,041	$586	29%	$7,149	$6,094	$1,055	17%

The increases in stock-based compensation expense for the three and nine month periods ended September 30, 2020, compared to the corresponding three and nine month periods ended September 30, 2019, were primarily due to stock-based severance costs of $450 related to our restructuring plan implemented in July 2020 and more stock awards granted in the current year than prior years.

We anticipate incurring an additional $16,139 in stock-based compensation expense through September 30, 2024, for awards outstanding as of September 30, 2020.

Other income, net

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)	2020	2019	(Decrease)	(Decrease)
Other income, net	$36	$259	$(223)	(86)%	$257	$727	$(470)	(65)%
Other income, net (as % of total revenue)	1%	4%			1%	4%

The decreases in other income, net for the three and nine month periods ended September 30, 2020, compared to the corresponding three and nine month periods ended September 30, 2019, were primarily due to lower interest income as a result of lower interest rates and lower investment balances.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the nine month periods ended September 30, 2020 and 2019 was 0% because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of September 30, 2020, was $53,635, an increase of $5,826 from $47,809 as of December 31, 2019.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2020, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	September 30,	December 31,
	2020	2019
Working capital	$60,410	$37,850
Current ratio (1)	8.9:1	8.0:1
Cash, cash equivalents and short-term marketable securities	$62,655	$36,817
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$62,655	$36,817

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $25,838 increase in cash, cash equivalents and marketable securities at September 30, 2020, from December 31, 2019, resulted primarily from:

•	net proceeds from the issuance of common stock;
•	proceeds from the note payable issued under the Paycheck Protection Program; and
•	proceeds from stock option exercises; partially offset by
•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs.

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

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the nine month periods ended September 30, 2020 and 2019.

Operating Cash Flow

The components of operating cash flows were:

	Nine	Nine
	Months	Months
	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Net loss	$(24,721)	$(24,157)	$(564)	(2)%
Non-cash items	8,873	7,725	1,148	15%
Changes in operating assets and liabilities	656	(331)	987	298%
Net cash used in operating activities	$(15,192)	$(16,763)	$1,571	9%

Cash flows used in operating activities for the nine month period ended September 30, 2020, decreased by $1,571, compared to the corresponding nine month period ended September 30, 2019, primarily as a result of higher non-cash items and favorable changes in operating assets and liabilities. The increase in non-cash items was primarily due to higher stock-based compensation. The changes in operating assets and liabilities was largely due to timing of receipts from customers and payments to vendors.

Cash flows from investing activities for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, increased by $18,494 from $11,256 used to $7,238 provided, primarily as a result of higher net maturities of marketable securities.

Cash flows provided by financing activities for the nine month period ended September 30, 2020, compared to the corresponding nine month period ended September 30, 2019, increased by $25,047 from $17,155 to $42,202, primarily as a result of higher net proceeds from the issuance of common stock and proceeds from the note payable issued under the Paycheck Protection Program.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic.

On September 29, 2020, we entered into a Subscription Agreement with TCM Strategic Partners L.P. in a private placement to issue and sell (i) 2,542 shares of our common stock (“Common Shares”), par value $0.001 per share, and (ii) 17 shares of our newly designated Series B Convertible Preferred Stock (“Series B Shares”), par value $0.001 per share, for an aggregate purchase price of $53,500. The purchase and sale of the Common Shares for $36,530 closed on September 29, 2020, and the purchase and sale of the Series B Shares for $16,970 closed on October 1, 2020. Subject to shareholder approval, the Series B Shares will automatically convert into fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share. The offering was made without an underwriter or placement agent. We paid a total of $274 in stock issuance costs.

On July 27, 2020, we announced a plan to restructure certain areas of operations to improve productivity, communication, time to market, and support. The changes reduced the number of employees within the organization by 7%. As a result, we incurred severance costs of $840 during the quarter ended September 30, 2020, consisting of $390 of cash-based severance and $450 of stock-

based severance. The annualized cost savings from the restructuring are estimated to be $2,300, consisting of $2,100 of cash-based compensation and $200 of stock-based compensation.

On June 5, 2020, we filed a new shelf registration statement on Form S-3, that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that recently expired. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of September 30, 2020, there was $97,892 available under the shelf registration. The new shelf registration statement will expire in July 2023.

On April 16, 2020, we entered into a Promissory Note with an aggregate principal amount of $5,032 (the “Note”) with Steans Bank, N.A. pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The proceeds gave us more time to observe financial market trends and assess the effects of the COVID-19 pandemic on the Company to determine the best course of action concerning financing the business. Subject to the terms and limitations of the PPP, the Note may be forgiven in whole or in part. On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source, Inc. (the “Lender”), who will be responsible for servicing the Note going forward, including administering loan forgiveness. We believe that we have used the entire amount of the Note to fund expenses eligible for forgiveness under the PPP, and on September 15, 2020, we filed our application for 100% forgiveness of the Note. The Lender has up to 60 days to review the application and the SBA has up to 90 days thereafter to approve the application.

The Note provides that we must obtain the Lender’s consent in the event of a “change of ownership.” On October 2, 2020, the Small Business Administration (the “SBA”) released a procedural notice that defined “change of ownership” as used in PPP loans to mean the transfer, whether in one or more transactions, of at least 20% of the common stock or other ownership interest of a PPP borrower.  Based on the SBA’s newly issued notice, we have sought, but not yet received, the consent of the lender under the Note to the conversion of the Series B Convertible Preferred Stock issued on October 1, 2020, under the Subscription Agreement with TCM Strategic Partners L.P. Although we expect to receive such consent, the failure to do so could result in a default under the terms of the Note and an obligation to repay the PPP loan.

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of September 30, 2020, we had sold 498 shares at an average price of $46.36 under this Equity Distribution Agreement, totaling $23,068 of cash proceeds, less $544 of commissions and $646 of stock issuance costs.

We may sell shares under the shelf registration and/or use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. The COVID-19 pandemic has created substantial uncertainty and volatility in the stock market, particularly in the small cap sector in which our stock is traded, and has negatively impacted our share price. These factors may inhibit our near-term ability to obtain financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We are party to an operating lease for our corporate office in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of our corporate office in Beaverton, Oregon, to extend the lease term through March 2024, with remaining rent payments as of September 30, 2020 totaling $2,902, payable in monthly installments.

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
•

the potential for forgiveness of the Note under the terms of the PPP, the likelihood of obtaining consent to a change of control under the terms of the Note, and the possible impact of any audit related to the Note;

•	the likelihood of shareholder approval of the conversion of the Series B Convertible Preferred Stock to common stock under the terms of the Subscription Agreement with TCM Strategic Partners
•	the potential impact of COVID-19 on projects with our retail customers and partners;
•	concentration of revenue with few customers comprising a large majority of the revenue;
•	revenue trends and expectations;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Paycheck Protection Program Note

On April 16, 2020, we entered into a Promissory Note with Stearns Bank, N.A. in an aggregate principal amount of $5.0 million (the “Note”) pursuant to the Paycheck Protection Program (“PPP”), under the CARES Act. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of the Treasury or SBA as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP Note, which could reduce our liquidity, and potentially subject us to fines and penalties.

On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source, Inc., (the “Lender”) who will be responsible for servicing the Note going forward, including administering loan forgiveness. On September 15, 2020, we filed our application for 100% forgiveness of the Note. The Lender has up to 60 days to review the application and the SBA has up to 90 days thereafter to approve the application.

On October 2, 2020, the SBA released a procedural notice that defined “change of ownership” as used in PPP loans to mean the transfer, whether in one or more transactions, of at least 20% of the common stock or other ownership interest of a PPP borrower.  Based on the SBA’s newly issued notice, we have sought, but not yet received, the consent of the Lender to the conversion of the Series B Convertible Preferred Stock issued on October 1, 2020 under the Subscription Agreement with TCM Strategic Partners L.P. Although we expect to receive such consent, the failure to do so could result in a default under the terms of the Note and an obligation to repay the PPP loan.

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

These short-term effects may change over the long term depending on the duration and severity of the COVID-19 pandemic, the length of time before normal economic and operating conditions resume, the additional governmental actions that may be taken, the extensions of social restrictions that have been imposed to date, and many other factors that can vary materially by geography. Due to the above circumstances and as described generally in this Quarterly Report, the Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the remainder of the fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2020:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2020 to July 31, 2020	—	$—	—	$—
Month 2
August 1, 2020 to August 31, 2020	27,012	$15.10	—	$—
Month 3
September 1, 2020 to September 30, 2020	2,373	$17.37	—	$—
Total	29,385	$15.28	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Digimarc Corporation
10.1	Amendment No. 1 to Equity Distribution Agreement, dated August 6, 2020, by and between the Company and Wells Fargo Securities, LLC.
10.2

Subscription Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P.  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

10.3

Registration Rights Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

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

Date: October 30, 2020	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)