Form 10-K
period 2020-12-31
Digimarc CORP
filed 2021-02-26
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit   report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2020), was approximately $196 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 19, 2021, 16,846,589 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2021 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation.

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

Overview

Digimarc Corporation is the inventor of a platform that enables a more efficient, reliable and economical means of automatic identification. The Digimarc Platform can apply a unique identifier to virtually all media objects—including product packaging, commercial print, audio and video—that can be automatically identified by an enabled ecosystem of industrial scanners, smartphones and other interfaces. These capabilities allow Digimarc and its partners to supply a wide range of solutions for retail and supply chain operations, consumer engagement, media management and security.

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

The Digimarc Platform enables customers to create digital identities for media objects and provides many benefits for connected media, including:

•

Security: An imperceptible and indestructible data carrier encoded in the object provides a unique identification, whether in a digital image, video or audio file, or in graphics printed, embossed or etched on paper, cardboard, plastic, metal or other. Among other things, this identification supports strong authentication.

•

Brand Protection: A unique identifier (“ID”) enables fraud deterrence across many use cases, from preventing “barcode swapping” and counterfeiting of currency, media and goods to detection of use or distribution of physical products and digital images and e-publications.

•

Traceability: The ID can carry serial numbers for easier tracking of individual items or entire lots. This has many uses, from ensuring product legitimacy to preventing product pirating to quickly identifying products for recall based on source provenance and sales destination.

•

Sustainability: The ID can contain information specific to packaging content as an aid to broader and more efficient recycling. For example, a microscopic pattern embossed in plastic packaging can identify the materials used and their composition to aid sorting and recapture. Similarly, enhanced labels for fresh foods can be used to dynamically adjust pricing and thus reduce food waste proactively.

•

Engagement: Consumers can directly interact with enhanced objects by merely scanning the item with their enabled smartphones. Brands can share additional product information online including recipes, instructions for use and recycling, information about ingredients and sources, how-to videos, coupons and more.

•

Efficiency: Connected items, reliably scanned by machines and mobile devices, can enhance supply chain efficiencies, from parts matching in manufacturing to faster and more accurate inventory scanning and faster and easier front-of-store checkout experiences.

Our inventions provide a powerful document security element, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”) and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-publications and printed materials. Digimarc Barcode is used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer entertainment and commercial experiences.

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

In November 2019, Digimarc delivered scan technology to Walmart’s Toy Catalog, making it easier than ever for customers to buy gifts or create wish lists for family and friends using the Walmart app. The Scan & Shop powered by Digimarc was prominently promoted in 35 million printed catalogs that were direct mailed as well as available in Walmart’s nearly 4,800 U.S. stores. In November 2020, we delivered our scan technology again, but with new capabilities, to Walmart’s Toy Catalog for the holiday season.

In January 2020, Digimarc announced that NewPoint Media, one of the nation’s largest real estate classifieds publishers, is using the Digimarc Platform to add digital connectivity to its publication Homes & Land. By integrating an imperceptible Digimarc code into the property photos of over 27 million magazines in 151 markets, NewPoint Media is creating a new print-to-digital experience for both home shoppers and real estate agents and brokers.

In September 2020, Digimarc announced that the Digimarc Platform is a principal technology of the cross-value-chain initiative HolyGrail 2.0 to improve sortation and higher-quality recycling rates for packaging in the European Union. The industry-led initiative is facilitated by the Association des Industries de Marque (“AIM”), the European Brands Association, with its more than 2,500 member organizations. Digimarc’s technology was ultimately put forth at the conclusion of the highly publicized HolyGrail 1.0 initiative under the Ellen MacArthur Foundation’s New Plastics Economy, which included 29 corporations and was led by Procter & Gamble. Now, under HolyGrail 2.0, the leadership team includes world-leading brands Procter & Gamble, Nestle, PepsiCo and Danone. Over 100 cross-industry companies and organizations have signed to be active participants in the next stages of pilots and industrial-scale demonstrations towards commercialization.

In February 2021, rfxcel, the global leader in digital supply chain traceability solutions, and Digimarc announced a partnership to provide a robust digital supply chain solution for track-and-trace, brand protection, personalized consumer engagement, and sustainability. The partnership will leverage the Digimarc Platform, featuring Digimarc Barcode, in support of rfxcel’s signature Traceability System (rTS) and Mobile Traceability app.

Our Commitment

Digimarc is committed to becoming a leader in the Environmental, Social and Governance (ESG) space. We are emphasizing sustainability and social responsibility in our product offerings, internal practices and relationships with the communities where we operate.

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

More information on our commitment to sustainability and social responsibility can be found at http://www.digimarc.com/about/company/our-commitment. The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.

Customers and Business Partners

We generate revenue through commercial and government applications of our technology. We service three primary markets: Government, Retail and Media. Government includes the Central Banks and other government customers. Retail includes retailers, brands, their suppliers and related solution providers. Media includes media, entertainment, education, and other customers.

We derive our revenue primarily from software development services, subscriptions for products and related services, and licensing of our patents. During 2020, we generated the majority of our revenue from software development services under a long-term contract with the Central Banks and from subscriptions for our products and related services.

In 2020, revenue from government contracts accounted for 62% of our total revenue. The Central Banks accounted for substantially all revenue generated under our government contracts. Our contract with the Central Banks runs through December 2024, with a 5-year extension option.

Products and Services

We provide automatic identification solutions to commercial and government customers and license our technology and patented inventions to solution providers. Our largest government customer is the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency using personal computers and digital reprographics for the last 20 years. We sell our products and related services to commercial customers for use in a wide range of applications providing for improved automatic identification of media. Examples of applications in the retail and consumer goods industry include:

Brand protection - Digimarc delivers sophisticated protection for physical products, packaging and digital images, providing a crucial – and comprehensive – layer that supports anti-counterfeiting strategies to ensure product integrity and preserve brand reputation.

Recycling - As governments and industry groups move toward circular economies for recycling and reusing plastics in consumer packaging, there is a critical need for accurate and reliable automatic identification methods for classifying and sorting various packaging materials during the recycling process. Digimarc can be used in processing environments, on items with and without printed labels, to facilitate more efficient sorting of plastic waste.

Retail operations - Digimarc helps retailers prioritize sustainability and efficiency throughout their operations, while supporting all store sizes and formats: convenience stores, apparel retailers, lawn and garden centers, large warehouse-format retailers and grocery retailers.

Traceability - Product traceability across the global supply chain is increasingly essential for consumer brands and food manufacturers to promote consumer safety, mitigate risk and gain real-time insight into product locations in warehouses and distribution centers. Digimarc for packaging supports these business needs with batch-lot and item-level traceability by applying serialized or custom identifiers and additional data, to product packaging.

In the publishing industry, we provide solutions that reduce piracy of e-publications, images and other materials. We also license our technology and inventions to providers of identification solutions to the media and entertainment industries. Many movie studios, record labels, broadcasters, creative professionals and other customers rely on our technology as a cost-effective means to:

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,000 U.S. and foreign patents granted and applications pending as of December 31, 2020. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Our current patent licensees include, among others, AlpVision SA, Intellectual Ventures, Kantar SAS, NexGuard Labs B.V., Nielsen, OverDrive, Inc., Signum Technologies, Teletrax B.V., U-NICA Systems AG and Verance Corporation.

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

For a discussion of activities and costs related to our research and development in the last two years, see “Research, development and engineering” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2020 will generate a minimum of $31 million in revenue, compared to $31 million as of December 31, 2019. We expect approximately $17 million of the $31 million to be recognized as revenue during 2021.

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

Human Capital Resources and Management

Employees and Labor Relations

At December 31, 2020, we had 203 full-time employees, including 78 in sales, marketing, operations and customer support; 86 in research, development and engineering; and 39 in finance, administration, information technology, intellectual property and legal.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. Voluntary employee turnover was 3.9% and 5.3% for the years ended December 31, 2020 and 2019, respectively.

Values

Culture is critically important to Digimarc's success. We incorporate our core values in daily interactions among colleagues, customers and vendors. Our core values include innovation, caring, loyalty, integrity, commitment, and knowledge. We invest in our highly-skilled workforce by seeking to create a diverse, inclusive and safe work environment where our employees can learn, innovate, and perform at their best.

To aid and support our employees during the coronavirus 2019 (“COVID-19”) pandemic, we implemented a work from home initiative for the majority of our staff. Essential on-site staff benefited from enhanced safety procedures and limited employees on-site. We provided assistance to help employees who work from home to improve their workspaces, and we increased flexibility in our paid leave programs to support employees caring for children and others.

Diversity and Inclusion

We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, background and viewpoints of our employees. As a company committed to innovation and representing diversity in a myriad of ways, including race, ethnicity, age, background, perspectives, tenure, work style, and sexual orientation, we believe that diversity is a competitive asset. We believe that diversity in our teams leads to new ideas, helps us solve problems and allows us to better connect with our global customer base.

We have taken specific actions to foster inclusion and diversity into our culture. Learning resources have been implemented to support greater awareness and understanding of the behaviors expected from our employees.

Compensation and Benefits

Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe that these principles are strongly aligned with the strategic priorities of our business and our objective to deliver value for our shareholders. We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct pay equity assessments and compensation reviews, and when necessary, we take action to address areas of concern. Our total compensation package includes market-competitive pay, stock grants, healthcare and retirement benefits, paid time off and family leave and flexible work schedules.

We also implemented enhanced efforts to support our communities during COVID-19, including focused outreach and support through our community outreach matching program, which matches donations made by our employees to their charities of choice. Year-over-year, the program usage doubled as employees continue to support their communities.

Growth and Development

We invest resources to develop the talent needed to remain at the forefront of innovation. We have a performance management system to support continuous learning and development. Through our regular employee engagement surveys, employees can voice their perceptions of the Company and their work experience, including learning and development opportunities. We have strong participation in our surveys and engage our managers to respond to areas that employees have identified as needing improvement or low scores.

We support training and development programs for our employees through tuition reimbursement, online training programs such as LinkedIn Learning, conferences, seminars, on-the-job training, and skill certifications. We also encourage and foster onsite training programs and mentoring.

Health, Safety and Wellness

We are committed to a safe and drug-free workplace. We continually invest in programs designed to improve physical, mental, and social well-being. We provide access to a variety of innovative, flexible, and convenient health and wellness programs, which were increasingly critical this year for our essential workers who have worked on site since the start of the COVID-19 pandemic. Throughout our response to the COVID-19 pandemic, our priority has remained protecting the health and safety of our employees while preserving business continuity.

Available Information

We make available free of charge through our website at http://www.digimarc.com/about/investors our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission (the “SEC”).

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

While the Company’s business in the Government and Media markets remains strong and predictable, our primary source of revenue growth—the Retail market—is subject to the market forces and adoption curves common to other disruptive technologies. The Retail market is in its early stages of development. Our revenue model anticipates annual subscriptions will be the primary source of our income. If widespread adoption of the Digimarc Platform in the Retail market takes longer than anticipated, we will continue to experience operating losses.

We expect companies marketing competing technologies to compete vigorously in the marketplace, and to seek to preserve their market share. To the extent these companies succeed in defending their market position, our ability to achieve profitable operations will be impeded.

With respect to anticipated sales growth and prospects for the Retail market, our three major avenues for revenue generation include direct sales, web sales, and partners. Our growing direct sales force is relatively new, with an average tenure of less than three years with the Company. The redesign of our website to facilitate web-based sales is evolving. Most of our partners are relatively new to our products. Thus, the anticipated sources of revenue growth for the Retail market is unproven. We are executing strategies intended to make each of these means of revenue generation more effective, but we provide no assurance that we will execute these strategies successfully.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by our partners to their members and customers, and implementation of our technology in solutions propagated by our partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting the Digimarc Platform in the Retail market. We have entered into agreements with numerous partners to propagate and support the Digimarc Platform, including brand deployment and pre-media service providers and consumer packaging solutions companies, all of which offer Digimarc Barcode enhancement services to national and store brand owners and consumer products suppliers. We have also entered into agreements with numerous scanner manufacturers to enable their devices to read Digimarc Barcode as well as scale manufacturers to enable their devices to print Digimarc Barcode on thermal labels. Digimarc and GS1 US, the U.S. operation of the organization that maintains the global standards for barcodes, are collaborating to help the industries served by GS1 to make effective use of Digimarc Barcode. GS1 US educates, trains and provides access to services to their 300,000 member businesses. Among other things, Digimarc and GS1 US are working to improve product identification for retailers and consumers with brand-certified, accurate product information via Digimarc Barcodes. Digimarc has also entered into a similar collaboration with GS1 Germany. We provide no assurance that these collaborations will successfully generate revenue for our business.

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

Many of our business endeavors, including the Digimarc Platform in the Retail market, can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by such companies, bodies or institutions could result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such developments would make the achievement of our business objectives in this market difficult or impossible.

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

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 77% of our revenue for the year ended December 31, 2020. Most of our revenue comes from our contract with the Central Banks, which expires in 2024 with the possibility of a five-year extension. Other contracts we enter into may contain termination for convenience provisions. If we were to lose any such contract for any reason, or if our relationship with these customers or the Central Banks were materially modified, our financial results would be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) Consolidation of consumer product companies and/or retailers, or other concentration of market share among a few consumer products companies and/or retailers, may reduce the number of potential customers for our technology and put pressure on our pricing structure.

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

(8) The market for our products is highly competitive, and alternative technologies or larger companies that compete with us may be more successful than us in gaining market share, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies, including some of our customers, partners, and licensees. We also may face competition from unexpected sources.

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

•	Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, used in some photo identification credentials, labels and tags;
•	Internet technologies—numerous existing and potential Internet access and search methods are competitive with Digimarc Discover;
•

Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to identify an image or track, or authenticate the image or track; and

•	Barcodes or Quick Response codes—data-carrying codes, typically visible in nature (but may be invisible if printed in ultraviolet or infrared-responsive inks).

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

(9) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

We believe that revenue from sales of products and services to commercial customers outside the U.S. could represent a growing percentage of our total revenue in the future. The Digimarc Platform is not bounded geographically, and we believe it will see global deployment. As such, certain contracts may be made and performed, in whole or in part, outside of the U.S. International operations are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., or expose us to additional expense or liabilities, including the following:

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

(11) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our shareholders, increase expenses, disrupt our operations and harm our operating results.

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

(12) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new revenue or sustain existing revenue.

Our revenues result from a combination of software development services, subscriptions for products and related services, and licensing of our patents. We have not fully developed our revenue models for some applications in the Retail market. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

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

(15) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

(16) An unfavorable assessment of digital watermarking technology by members of the HolyGrail 2.0 initiative could discourage adoption of our technology for all product packaging applications.

In September 2020, AIM, the European Brands Association, in conjunction with over 85 companies and organizations including many of Europe’s largest consumer brands companies, launched the HolyGrail 2.0 initiative.  The purpose of the initiative is to assess whether digital watermarking technology can improve waste sorting and recycling rates for product packaging in the European Union.  Digimarc is a technology provider for this ongoing assessment.

Due to the collective nature of the HolyGrail 2.0 initiative and the perceived desire for an industry-wide solution to the plastic pollution crisis, an unfavorable assessment of digital watermarking technology generally, or of Digimarc’s digital watermarking technology particularly, could cause its members en masse to consider alternative technologies.  This outcome could dissuade HolyGrail 2.0 members and others following its lead from adopting digital watermarking technology not only for sortation and recycling but also for other product packaging-related applications central to our business, such as faster checkout in retail and parts matching in manufacturing. This in turn could have a materially adverse effect on our ability to grow adoption of our technology within the consumer-packaged goods industry and related industries and increase revenue.

(17) The technological viability and economic attractiveness of competing technologies could cause the consumer-packaged goods industry and related industries to adopt a technology other than digital watermarking to support its waste sortation and recycling initiatives.

We have identified two technologies that could out-perform or be available on more economically favorable terms than Digimarc’s digital watermarking technology for waste sortation and recycling: chemical tracers and artificial intelligence.  Adoption of any of these technologies would require substantial changes to product design, manufacturing, and waste processing infrastructure and workflows, and necessitate cross-industry cooperation among consumer products companies, product manufacturers, waste sortation device manufacturers, and materials recovery facility operators.  Therefore, we anticipate that the consumer-packaged goods industry is assessing these technologies’ fitness for improving waste sortation and recycling rates on a winner-take-all basis.

Industry leaders in a position to influence the industry at large could determine that either chemical tracers or artificial intelligence represent a more technologically viable or economically attractive solution, including due to the greater number of potential suppliers, which in turn could increase pricing competition, and lower barriers to entry.  Such a determination could result in the devaluation of digital watermarking technology’s ability to support the product packaging lifecycle and negatively affect our revenue growth prospects.

(18) COVID-19 Pandemic

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

These short-term effects may change over the long term depending on the duration and severity of the COVID-19 pandemic, the length of time before normal economic and operating conditions resume, the additional governmental actions that may be taken, the extensions of social restrictions that have been imposed to date, and many other factors that can vary materially by geography. Due to the above circumstances, the Company’s results of operations for the year ended December 31, 2020 are not necessarily indicative of the results to be expected for subsequent years.

RISKS RELATED TO FINANCIAL REPORTING

(19) Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules, or guidance relating to interpretation and adoption of these rules, could have a significant effect on our financial results and could affect portions of our business differently.

(20) We were not profitable in 2020 or 2019 and may not be able to return to or sustain profitability in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets and/or record valuation allowance against our deferred tax assets.

We incurred net losses in 2020 and 2019 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

Returning to and maintaining profitability in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks, and to acquire new commercial customers. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins and profitability.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2020 and 2019 and concluded there was no impairment for either period. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. In 2014, we recorded a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2020 and 2019, we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized.

(21) We may be adversely affected by variability of contracted arrangements.

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

(22) Paycheck Protection Program Note

On April 16, 2020, we entered into a Promissory Note with Stearns Bank, N.A. in an aggregate principal amount of $5.0 million (the “Note”) pursuant to the Paycheck Protection Program (“PPP”), under the Coronavirus Aid, Relief, and Economic Security Act. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. Should we be audited or reviewed by the U.S. Department of the Treasury or SBA as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the Note, which could reduce our liquidity and potentially subject us to fines and penalties.

On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source, Inc., (the “Lender”) who will be responsible for servicing the Note going forward, including administering loan forgiveness.

On September 15, 2020, we filed our application for 100% forgiveness of the Note. Our application was reviewed by the Lender and submitted to the SBA for approval on December 17, 2020. The SBA will, subject to any review of our loan or application, remit payment of the appropriate forgiveness amount to the Lender within 90 days following the date the Lender submitted its decision to the SBA. If the SBA reviews our loan or application, then it may take longer than 90 days for any determination to be made as to whether the Note will be forgiven in whole, in part or at all.

RISKS RELATED TO INTELLECTUAL PROPERTY AND LEGAL

(23) (a) We may not be able to adequately secure patent or other protection for our technologies.

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

Patents have finite lives, and our ability to continue to commercially exploit our patents is limited to the term of the patents. Our earliest patents began expiring in July 2012, and the patents in our portfolio expire at various times between 2021 and 2039. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year. We continue to develop our patent portfolio, but we do not assure you that we will be able to exploit newer patents to the extent that we have exploited our earlier patents.

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

(24) We are periodically involved in the ordinary course of business in litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

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

(25) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and other performance requirements.

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

RISKS RELATED TO INFORMATION SECURITY

(26) The security systems used in our business and our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(27) We may experience outages and disruptions of our infrastructure that may harm our business, prospects, financial condition and results of operations.

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

(28) Data breaches and cyber-attacks or cyber-fraud could compromise our intellectual property or other sensitive information or result in losses.

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

RISKS RELATED TO OUR CAPITAL STOCK

(29) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

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

(30) Our common stock price may increase or decrease on material news or developments.

As a thinly-traded Small Cap company, volatility in the equity securities market may disproportionately cause swings in our stock price, upward and downward, on positive and negative developments or based on market fluctuations. We believe that computerized trading exacerbates fluctuations in our stock price.

(31) Our corporate governance documents and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

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

We had leased office space in San Mateo, California, until March 31, 2020, when the lease expired.

We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs. See Note 8 of our Notes to Consolidated Financial Statements for further lease-related disclosures.

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

At February 19, 2021, we had 261 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We withhold (purchase) shares of common stock in connection with stock option exercises and the vesting of restricted shares to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2020:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2020 to October 31, 2020	—	$—	—	$—
Month 2
November 1, 2020 to November 30, 2020	18,841	$33.77	—	$—
Month 3
December 1, 2020 to December 31, 2020	29,723	$52.37	—	$—
Total	48,564	$45.15	—	$—

(1)

Stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon stock option exercise and vesting of restricted stock, respectively.

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

Our growth strategy focuses on increasing the adoption of the Digimarc Platform across the three markets we serve: Government, Retail and Media. Government includes the consortium of Central Banks and other government customers. Retail includes retailers, brands, their suppliers and related solution providers. Media includes media, entertainment, education, and other customers.

We plan to continue investing in research and development and sales and marketing to develop and market our platform and to continue to expand our intellectual property portfolio. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with over 1,000 U.S. and foreign patents granted and applications pending as of December 31, 2020. We continue to develop and broaden our portfolio of patented technology in the fields of media identification and management technology and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

COVID-19 Pandemic

The COVID-19 pandemic posed significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, we received a loan on April 16, 2020 under PPP. On September 15, 2020, we filed our application for 100% forgiveness of the loan. Our application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. The SBA will, subject to any review of our loan or application, remit payment of the appropriate forgiveness amount to the Lender within 90 days following the date the Lender submitted its decision to the SBA. If the SBA reviews our loan or application, then it may take longer than 90 days for any determination to be made as to whether the Note will be forgiven in whole, in part or at all.

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

We derive our revenue primarily from software development services and software subscriptions.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

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

Customer arrangements may contain multiple performance obligations such as software development services, software products, and maintenance and support fees.  We account for individual products and services separately if they are distinct.  To determine the transaction price, we consider the terms of the contract and our customary business practices.  Some contracts may contain variable consideration.  In those cases, we estimate the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts.  As part of this assessment, we will evaluate whether any of the variable consideration is constrained and if it is, we will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices.  For items that are not sold separately, we estimate the standalone selling price based on reasonably available information, including market conditions, specific factors affecting us, and information about the customer.  For distinct products and services, we typically recognize the revenue associated with these performance obligations as they are delivered to the customer.  Products and services that are not capable of being distinct are combined with other products or services until a distinct performance obligation is identified.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

Results of Operations—the Years Ended December 31, 2020 and December 31, 2019

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Revenue:
Service	$13,881	$13,249
Subscription	10,109	9,738
Total revenue	23,990	22,987
Cost of revenue:
Service	5,827	6,013
Subscription	2,107	2,023
Total cost of revenue	7,934	8,036
Gross profit	16,056	14,951
Operating expenses:
Sales and marketing	18,845	19,875
Research, development and engineering	17,314	16,467
General and administrative	12,710	12,340
Total operating expenses	48,869	48,682
Operating loss	(32,813)	(33,731)
Other income, net	277	912
Loss before income taxes	(32,536)	(32,819)
Provision for income taxes	(1)	(21)
Net loss	$(32,537)	$(32,840)

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Percentages are percent of total revenue
Revenue:
Service	58%	58%
Subscription	42	42
Total revenue	100	100
Cost of revenue:
Service	24	26
Subscription	9	9
Total cost of revenue	33	35
Gross profit	67	65
Operating expenses:
Sales and marketing	79	86
Research, development and engineering	72	72
General and administrative	53	54
Total operating expenses	204	212
Operating loss	(137)	(147)
Other income, net	1	4
Loss before income taxes	(136)	(143)
Provision for income taxes	(0)	(0)
Net loss	(136%)	(143%)

Summary

Total revenue increased $1.0 million, or 4%, to $24.0 million, primarily as a result of growth both in service and subscription revenue from both Government and Retail customers.

Total operating expenses increased $0.2 million, or less than 1%, to $48.9 million, primarily as a result of routine annual compensation adjustments for our employees and $0.8 million of cash and stock-based severance costs related to our restructuring plan implemented in July 2020, partially offset by lower travel and consulting costs.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Revenue:
Service	$13,881	$13,249	$632	5%
Subscription	10,109	9,738	371	4%
Total	$23,990	$22,987	$1,003	4%
Revenue (as % of total revenue):
Service	58%	58%
Subscription	42%	42%
Total	100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of service revenue, has a contract term through December 31, 2024, with the option to extend the term for an additional five years by mutual agreement. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The increase in service revenue was primarily due to growth in service revenue from Government and Retail customers.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The increase in subscription revenue was primarily due to growth in software subscriptions to Retail and Government customers, partially offset by the revenue impact of a renegotiated contract with a Retail supplier partner in the first quarter of 2020.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$7,419	$7,187	$232	3%
International	16,571	15,800	771	5%
Total	$23,990	$22,987	$1,003	4%
Revenue (as % of total revenue):
Domestic	31%	31%
International	69%	69%
Total	100%	100%

The increase in domestic revenue was primarily due to growth in revenue from our domestic Government and Retail customers.

The increase in international revenue was primarily due to growth in revenue from an international Government customer.

Revenue by market

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Government:
Service	$13,263	$12,793	$470	4%
Subscription	$1,683	$1,518	165	11%
Total Government	$14,946	$14,311	$635	4%
Retail:
Service	$618	$456	$162	36%
Subscription	$4,942	$4,802	140	3%
Total Retail	$5,560	$5,258	$302	6%
Media:
Service	$—	$—	$—	—%
Subscription	$3,484	$3,418	66	2%
Total Media	$3,484	$3,418	$66	2%
Total	$23,990	$22,987	$1,003	4%

The increase in Government revenue was primarily due to growth in revenue from the Central Banks.

The increase in Retail revenue was primarily due to the impact of new contracts entered into with Retail customers partially offset by the revenue impact of a renegotiated contract with a Retail supplier partner in the first quarter of 2020.

The increase in Media revenue was not significant.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	Internet service provider connectivity charges and image search data fees to support our subscription products; and
•	Amortization of capitalized patent costs and patent maintenance fees.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Gross Profit:
Service	$8,054	$7,236	$818	11%
Subscription	8,002	7,715	287	4%
Total	$16,056	$14,951	$1,105	7%
Gross Profit (as % of related revenue):
Service	58%	55%
Subscription	79%	79%
Total	67%	65%

The increase in total gross profit was primarily due to higher service and subscription revenue and improved service gross profit as a percentage of service revenue.

The increase in service gross profit as a percentage of service revenue was primarily due to a favorable mix of billable expenses, with higher labor expenses, which have a higher billable margin, and lower non-labor expenses, which have a lower billable margin.

There was no change in subscription gross profit as a percentage of subscription revenue.

Operating expenses

Sales and marketing

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Sales and marketing	$18,845	$19,875	$(1,030)	(5)%
Sales and marketing (as % of total revenue)	79%	86%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractors costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses was primarily due to:

•	decreased travel costs of $0.8 million due to travel restrictions related to the COVID-19 pandemic;
•	decreased consulting and marketing costs of $0.5 million; and
•	decreased training and recruiting costs of $0.2 million; partially offset by
•	increased compensation costs of $0.4 million; and
•	non-recurring severance costs related to our July 2020 restructuring plan of $0.2 million.

Research, development and engineering

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Research, development and engineering	$17,314	$16,467	$847	5%
Research, development and engineering (as % of total revenue)	72%	72%

Research, development and engineering expenses arise primarily from three areas that support our business model:

•	Fundamental Research:
•	investigation of new digital watermarking algorithms to increase robustness and/or computational efficiency;
•	research of mobile device usage models and imaging sub-systems in camera-phones;
•	industry conference participation and authorship of papers for industry journals;
•	development of new intellectual property, including documentation of claims and production of supporting diagrams and materials;
•	research in multi-spectral analyses, machine learning, machine readable indicia and other content identification technologies;
•	investigation of substrates, printing techniques and printing technology relating to consumer packaged goods and thermal labels;
•	study and analysis of optimal illumination and imaging parameters to enable detection of Digimarc Barcode in high-speed sorting environments;
•	creation of models and sampling methodologies to enable recovering of Digimarc Barcode from highly soiled and highly distorted (e.g., crushed) objects; and
•	investigation and development of enhancement strategies for variety of manufacturing processes involved in the production and formation of plastic containers and objects.
•	Platform Development:
•	tuning and optimization of implementation models to improve resistance to non-malicious attacks and routine transformations, such as JPEG, cropping and printing;
•	platform creation to leverage device-specific capabilities (e.g., instruction sets and Graphics Processing Units);
•	embedded systems platform creation and tuning for barcode scanners, thermal label printers, and machine vision environments;
•	tuning big data analytics transformation and metrics aggregation engine;
•	tuning data-driven Internet crawling infrastructure with policy-driven feedback loop;
•	assembly of master book publishing catalog based on aggregation and reconciliation of multiple public data sources;

•	creation of automated build pipelines and tools to ensure all elements of the platform are built in consistent, secure fashion; and
•	building of Web API frameworks to simplify the packaging and delivery of existing Digimarc Platform components.
•	Product Development:
•

delivery and enhancement of Digimarc Barcode for an expanding list of applications, including packaging for consumer packaged goods, thermal labels for fresh foods and machine vision applications for manufacturing and recycling;

•	improvements to the Digimarc Barcode Manager and Digimarc Barcode Central to provide campaign management and routing services for the Digimarc Discover platform;
•	maintenance of the web-hosted image enhancement service in support of Digimarc Discover platform;
•	development and optimization of production level image enhancement tools and quality control services;
•	iterative development and release of the Digimarc Discover application for the iOS and Android platforms;
•	development of real-time analytics portal to support anti-piracy services for the publishing industry; and
•	delivery of Digimarc enhancement tools that support Variable Data Printing workflows.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses was primarily due to:

•	increased compensation costs of $0.6 million; and
•	non-recurring severance costs related to our July 2020 restructuring plan of $0.6 million; partially offset by
•	decreased travel costs of $0.1 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased training and recruiting costs of $0.1 million.

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative	$12,710	$12,340	$370	3%
General and administrative (as % of total revenue)	53%	54%

We incur general and administrative costs in the functional areas of finance, legal, human resources, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in cost of revenue, sales and marketing, and research, development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company;
•	third party costs, including filing and governmental regulatory fees and fees for outside legal counsel and translation costs, related to the filing and maintenance of our intellectual property;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses was primarily due to:

•	increased compensation costs of $0.7 million; and
•	increased legal costs associated with financing activities and other matters of $0.2 million; partially offset by
•	decreased travel costs of $0.3 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased consulting and contracting costs of $0.2 million.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of revenue	$745	$669	$76	11%
Sales and marketing	2,152	1,928	224	12%
Research, development and engineering	1,890	1,466	424	29%
General and administrative	4,328	4,151	177	4%
Total	$9,115	$8,214	$901	11%

The increases in stock-based compensation expense were primarily due to stock-based severance costs of $0.5 million related to our restructuring plan implemented in July 2020 and the impact of an additional year of stock awards to employees.

We anticipate incurring an additional $14,416 in stock-based compensation expense through December 31, 2024 for awards outstanding as of December 31, 2020.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Other income, net	$277	$912	$(635)	(70)%
Other income, net (as % of total revenue)	1%	4%

The decrease in other income, net was primarily due to lower interest income reflecting lower interest rates earned on investments, partially offset by higher average investment balances.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2020, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2020 was $55.6 million, an increase of $7.8 million from $47.8 million as of December 31, 2019. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2020, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2019, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2019 was $47.8 million, an increase of $7.9 million from $39.9 million as of December 31, 2018.

Liquidity and Capital Resources

	December 31,	December 31,
	2020	2019
Working capital	$74,056	$37,850
Current ratio (1)	8.6:1	8.0:1
Cash, cash equivalents and short-term marketable securities	$77,728	$36,817
Long-term marketable securities	$—	$—
Total cash, cash equivalents and marketable securities	$77,728	$36,817

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $40.9 million increase in cash, cash equivalents and marketable securities at December 31, 2020 from December 31, 2019 resulted primarily from:

•	net proceeds from the issuance of common stock and preferred stock (see “Future cash expectations”);
•	proceeds from stock option exercises; and
•	proceeds from the Note under the PPP; partially offset by
•	cash used in operations,
•	purchases of common stock related to tax withholding in connection with stock option exercise and the vesting of restricted stock, and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, pre-refunded municipals and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S.-backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15 million, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2020 and 2019.

Cash flows from operating activities

The components of operating cash flows were:

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Net loss	$(32,537)	$(32,840)	$303	1%
Non-cash items	11,683	11,578	105	1%
Changes in operating assets and liabilities	508	(440)	948	215%
Net cash used in operating activities	$(20,346)	$(21,702)	$1,356	6%

Cash flows used in operating activities in 2020 compared to 2019 improved by $1.4 million, primarily as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities was largely due to timing of receipts from customers and payments to vendors.

Cash flows from investing activities

Cash flows used in investing activities in 2020 compared to 2019 increased by $22.2 million, from $11.7 million to $33.9 million, primarily as a result of higher net purchases of marketable securities as we invested most of the cash proceeds from financing activities.

Cash flows from financing activities

Cash flows provided by financing activities in 2020 compared to 2019 increased by $45.4 million, from $17.3 million to $62.7 million, primarily as a result of higher net proceeds from the issuance of common stock and preferred stock, higher proceeds from stock option exercise activity, and proceeds from the Note issued in April 2020 under the PPP, partially offset by higher purchases of common stock related to tax withholding. See “Future cash expectations.”

Future cash expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic.

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. For the year ended December 31, 2020, we sold 162 shares at an average price of $16.80 per share totaling $2,718 of cash proceeds, less $61 of commissions and $394 of stock issuance costs. For the year ended December 31, 2019, we sold 336 shares at an average price of $60.61 per share totaling $20,349 of cash proceeds, less $483 of commissions and $251 of stock issuance costs. As of December 31, 2020, $6,932 was available for future issuance under the Equity Distribution Agreement.

On April 16, 2020, we entered into a Promissory Note with an aggregate principal amount of $5,032 (the “Note”) with Steans Bank, N.A. pursuant to the PPP under the CARES Act. The proceeds gave us more time to observe financial market trends and assess the effects of the COVID-19 pandemic on the Company to determine the best course of action concerning financing the business. The Note matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Subject to the terms and limitations of the PPP, the Note may be forgiven in whole or in part.

On June 5, 2020, we filed a new shelf registration statement on Form S-3, that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of December 31,

2020, there was $97,892 available under the shelf registration. The new shelf registration statement will expire in July 2023.

On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source Inc. (“the Lender”), who will be responsible for servicing the Note going forward, including administering loan forgiveness. We believe that we have used the entire amount of the Note to fund expenses eligible for forgiveness under the PPP, and on September 15, 2020, we filed our application for 100% forgiveness of the Note. Our application was reviewed by the Lender and submitted to the SBA for approval on December 17, 2020. The SBA will, subject to any review of our loan or application, remit payment of the appropriate forgiveness amount to the Lender within 90 days following the date the Lender submitted its decision to the SBA. If the SBA reviews our loan or application, then it may take longer than 90 days for any determination to be made as to whether the Note will be forgiven in whole, in part or at all. Principal and interest payments can be deferred until the forgiveness process is completed as no payments would be required if the Note is forgiven.

On July 27, 2020, we announced a plan to restructure certain areas of operations to improve productivity, communication, time to market, and support. The changes reduced the number of employees within the organization by 7%. As a result, we incurred severance costs of $840 during the quarter ended September 30, 2020, consisting of $390 of cash-based severance and $450 of stock-based severance. The annualized cost savings from the restructuring are estimated to be $2,300, consisting of $2,100 of cash-based compensation and $200 of stock-based compensation.

On September 29, 2020, we entered into a Subscription Agreement with TCM Strategic Partners L.P. in a private placement to issue and sell (i) 2,542 shares of our common stock (“Common Shares”), par value $0.001 per share, and (ii) 17 shares of our newly designated Series B Convertible Preferred Stock (“Series B Shares”), par value $0.001 per share, for an aggregate purchase price of $53,500. The purchase and sale of the Common Shares for $36,530 closed on September 29, 2020, and the purchase and sale of the Series B Shares for $16,970 closed on October 1, 2020. Subject to shareholder approval, the Series B Shares automatically convert into fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share. The offering was made without an underwriter or placement agent. We paid a total of $272 in stock issuance costs. On December 10, 2020, the Company held a Special Meeting of Shareholders that approved the issuance of the Company’s common stock upon the conversion of the Series B Shares issued to TCM Strategic Partners L.P. On December 10, 2020, the Series B Shares automatically converted into 1,198 shares of the Company’s common stock.

On October 2, 2020, the SBA released a procedural notice that defined “change of ownership” as used in PPP loans to mean the transfer, whether in one or more transactions, of at least 20% of the common stock or other ownership interest of a PPP borrower. The Note provides that we must obtain the Lender’s consent in the event of a “change of ownership.”

On November 20, 2020, we received consent from the Lender for the expected “change of ownership” to be triggered by the conversion of the Series B Shares issued on October 1, 2020, under the Subscription Agreement with TCM Strategic Partners L.P.

We may sell shares under the shelf registration and/or use similar or other financing means to raise working capital in the future, if necessary, to support continued investment in our growth initiatives. We may also raise capital in the future to fund acquisitions and/or investments in complementary businesses, technologies or product lines. If it becomes necessary to obtain additional financing, we may not be able to do so, or if these funds are available, they may not be available on satisfactory terms. The COVID-19 pandemic has created substantial uncertainty and volatility in the stock market, particularly in the small-cap sector in which our stock is traded, and negatively impacted our share price. These factors may inhibit our near-term ability to obtain financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

We are party to an operating lease for our facility in Beaverton, Oregon. As amended in July 2015, the term of this lease runs through March 2024, with remaining rent payments totaling $2.7 million, payable in monthly installments.

We previously leased office space in San Mateo, California, until March 31, 2020, when the lease expired.

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

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	the timing and potential for forgiveness of the Note under the terms of the PPP and the possible impact of any audit or review related to the Note;
•	the potential impact of COVID-19 on projects with our Retail customers and partners;
•	the concentration of most of our revenue among a few customers and the trends and sources of future revenue;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
•	our beliefs regarding potential outcomes of participating in the HolyGrail 2.0 initiative;
•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, sales growth initiatives and development of new market opportunities;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	our assumptions and expectations related to stock awards;
•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;
•	anticipated effect of our adoption of accounting pronouncements;
•	our beliefs regarding our critical accounting policies;
•	our expectations regarding the impact of accounting pronouncements issued but not yet adopted;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	our estimates, judgments and assumptions related to impairment testing;
•	variability of contracted arrangements in response to changes in circumstances underlying the original contractual arrangements;
•	business opportunities that could require that we seek additional financing and our ability to do so;
•	the size and growth of our markets and our assumptions and beliefs related to those markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•	the effect of computerized trading on our stock price;
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

•	the strength of our competitive position and our ability to innovate and enhance our competitive differentiation;
•	our beliefs related to our existing facilities;
•	protection, development and monetization of our intellectual property portfolio;
•	our beliefs related to our relationship with our employees and the effect of increasing diversity within our workforce;
•	our beliefs regarding cybersecurity incidents;
•	our beliefs related to certain provisions in our bylaws and articles of incorporation;
•	our beliefs related to legal proceedings and claims arising in the ordinary course of business; and
•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2021 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer and controller, as well as a Code of Ethics for Financial Professionals that applies to our principal financial officer and controller. We have made these codes available in the Corporate Governance section of our website at http://www.digimarc.com/about/company/corporate-governance. If we waive, or implicitly waive, any material provision of the codes, or substantively amend the codes, we will disclose that fact on our website within four business days.

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Management,” “Report of the Governance, Nominating and Sustainability Committee of the Board of Directors—Audit Committee,” and “Other Matters—Delinquent Section 16(a) Reports.”

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

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

2.1

Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2

Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

3.1

Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2020 (File No. 001-34108))

10.1

License Agreement between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2

Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(5)

*10.3

Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.4

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2008 Incentive Plan (as amended on February 21, 2011, February 20, 2014 and March 27, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28, 2015 (File No. 001-34108))

*10.5

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.6

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck, and Rodriguez (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.7

Patent License Agreement, dated as of June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.8

Limited Liability Company I Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.9

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.10

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.11

Second Amendment to Lease, dated July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

Exhibit Number	Exhibit Description

10.12

Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28,2016 (File No. 001-34108))(4)

10.13

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))(3)

10.14

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

10.15

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-K, filed with the Commission on April 28, 2016 (File No. 001-34108))(4)

*10.16

Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 21, 2018 (File No. 001-34108))

*10.17

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

*10.18

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2019 (File No. 001-34108)) (6)

10.19

Equity Distribution Agreement, dated May 16, 2019 by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2019 (File No. 001-34108))

10.20

Promissory Note between the Company and Stearns Bank, N.A., dated April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 20, 2020 (File No. 001-34108))

10.21

Amendment No. 1 to Equity Distribution Agreement, dated August 6, 2020, by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

*10.22

Employment Agreement, effective as of August 10, 2020, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2020 (File No. 001-34108))

10.23

Subscription Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P.  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

10.24

Registration Rights Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

Exhibit Number	Exhibit Description

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

DIGIMARC CORPORATION

Date: February 25, 2021	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRUCE DAVIS	Chief Executive Officer and Chairman of the Board of Directors	February 25, 2021
Bruce Davis	(Principal Executive Officer)

/S/ CHARLES BECK	Chief Financial Officer and Treasurer	February 25, 2021
Charles Beck	(Principal Financial and Accounting Officer)

/S/ RICHARD L. KING	Director	February 25, 2021
Richard L. King

/S/ RILEY MCCORMACK	Director	February 25, 2021
Riley McCormack

/S/ JAMES T. RICHARDSON	Director	February 25, 2021
James T. Richardson

/S/ ALICIA SYRETT	Director	February 25, 2021
Alicia Syrett

/S/ ANDREW WALTER	Director	February 25, 2021
Andrew Walter

/S/ BERNARD WHITNEY	Director	February 25, 2021
Bernard Whitney

/S/ SHEELA ZEMLIN	Director	February 25, 2021
Sheela Zemlin

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Company’s revenue recognition analysis related to contracts entered during the year

As discussed in Note 2 to the consolidated financial statements, the Company recorded $24.0 million of total revenue for the year ended December 31, 2020, of which $13.9 million was service revenue and $10.1 million was subscription revenue. The Company derives its revenue primarily from software development services and software subscriptions with a wide range of service and software offerings.

We identified the evaluation of the Company’s revenue recognition analysis related to contracts entered during the year as a critical audit matter. Challenging auditor judgment was required to evaluate the potential impact of specific contract terms on revenue recognition due to the unique nature of new revenue contracts within each service and software offering.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s revenue recognition process, including a control over the Company’s assessment of the contract terms and applicable revenue recognition requirements for new revenue contracts. We tested certain new revenue contracts by reading the contract and evaluating the Company’s assessment of the contract terms and revenue recognition requirements. For certain contracts, we confirmed directly with the Company’s customers the relevant terms of the contract and compared them to the terms utilized by the Company to record revenue. We assessed the recorded revenue by selecting a sample of transactions and comparing the revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. For a selection of revenue contracts entered during the year, we interviewed personnel outside of the accounting function to consider other relevant facts and circumstances and their impact on revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Portland, Oregon

February 25, 2021

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$19,696	$11,213
Marketable securities	58,032	25,604
Trade accounts receivable, net	3,907	4,021
Other current assets	2,197	2,456
Total current assets	83,832	43,294
Property and equipment, net	3,272	3,650
Intangibles, net	6,612	6,670
Goodwill	1,114	1,114
Other assets	2,198	2,660
Total assets	$97,028	$57,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,827	$2,272
Note payable, current	3,947	—
Deferred revenue	3,002	3,172
Total current liabilities	9,776	5,444
Lease liability and other long-term liabilities	2,295	2,494
Note payable, long-term	1,118	—
Total liabilities	13,189	7,938
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2020 and 2019)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 16,735 and 12,446 shares issued and outstanding at December 31, 2020 and 2019, respectively)	17	12
Additional paid-in capital	255,024	188,103
Accumulated deficit	(171,252)	(138,715)
Total shareholders’ equity	83,839	49,450
Total liabilities and shareholders’ equity	$97,028	$57,388

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Revenue:
Service	$13,881	$13,249
Subscription	10,109	9,738
Total revenue	23,990	22,987
Cost of revenue:
Service	5,827	6,013
Subscription	2,107	2,023
Total cost of revenue	7,934	8,036
Gross profit	16,056	14,951
Operating expenses:
Sales and marketing	18,845	19,875
Research, development and engineering	17,314	16,467
General and administrative	12,710	12,340
Total operating expenses	48,869	48,682
Operating loss	(32,813)	(33,731)
Other income, net	277	912
Loss before income taxes	(32,536)	(32,819)
Provision for income taxes	(1)	(21)
Net loss	$(32,537)	$(32,840)
Beneficial conversion feature	(11,443)	—
Net loss attributable to common shares	$(43,980)	$(32,840)
Earnings (loss) per common share:
Loss per common share — basic	$(3.41)	$(2.79)
Loss per common share — diluted	$(3.41)	$(2.79)
Weighted average common shares outstanding — basic	12,906	11,762
Weighted average common shares outstanding — diluted	12,906	11,762

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of Series B preferred stock, net of issuance costs	17	17	—	—	16,871	—	16,888
Record Series B beneficial conversion feature	—	—	—	—	11,443	—	11,443
Accrete Series B beneficial conversion feature	—	—	—	—	(11,443)	—	(11,443)
Conversion of Series B preferred stock to common stock	(17)	(17)	1,198	1	16	—	—
Issuance of common stock, net of issuance costs	—	—	2,704	3	38,600	—	38,603
Exercise of stock options	—	—	358	1	5,921	—	5,922
Issuance of restricted common stock	—	—	256	—	—	—	—
Forfeiture of restricted common stock	—	—	(15)	—	—	—	—
Purchase and retirement of common stock	—	—	(212)	—	(3,760)	—	(3,760)
Stock-based compensation	—	—	—	—	9,273	—	9,273
Net loss	—	—	—	—	—	(32,537)	(32,537)
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$83,839

BALANCE AT DECEMBER 31, 2018	10	$50	11,891	$12	$162,428	$(105,875)	$56,615
Issuance of common stock, net of issuance costs	—	—	336	—	19,615	—	19,615
Exercise of stock options	—	—	55	—	1,178	—	1,178
Issuance of restricted common stock	—	—	300	—	—	—	—
Forfeiture of restricted common stock	—	—	(49)	—	—	—	—
Purchase and retirement of common stock	—	—	(87)	—	(3,506)	—	(3,506)
Stock-based compensation	—	—	—	—	8,388	—	8,388
Net loss	—	—	—	—	—	(32,840)	(32,840)
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,537)	$(32,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,531	1,449
Amortization and write-off of intangibles	771	758
Amortization of right of use assets under operating leases	470	447
Amortization of net premiums and (discounts) on marketable securities	(204)	710
Stock-based compensation	9,115	8,214
Changes in operating assets and liabilities:
Trade accounts receivable	114	(133)
Other current assets	259	(356)
Other assets	(8)	27
Accounts payable and other accrued liabilities	512	702
Deferred revenue	(199)	(41)
Lease liability and other long-term liabilities	(170)	(639)
Net cash used in operating activities	(20,346)	(21,702)
Cash flows from investing activities:
Purchase of property and equipment	(1,020)	(1,055)
Capitalized patent costs	(612)	(659)
Maturity of marketable securities	43,155	41,374
Purchase of marketable securities	(75,379)	(51,310)
Net cash used in investing activities	(33,856)	(11,650)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	38,603	19,615
Issuance of preferred stock, net of issuance costs	16,888	—
Exercise of stock options	5,922	1,178
Proceeds from note payable	5,032	—
Purchase of common stock	(3,760)	(3,506)
Net cash provided by financing activities	62,685	17,287
Net increase (decrease) in cash and cash equivalents	8,483	(16,065)
Cash and cash equivalents at beginning of period	11,213	27,278
Cash and cash equivalents at end of period	$19,696	$11,213
Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$20	$90
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$76	$35
Stock-based compensation capitalized to software and patent costs	$158	$174
Right of use assets obtained in exchange for lease obligations	$—	$2,709
Beneficial conversion feature	$11,443	$—
Series B preferred stock dividend, converted into common stock	$248	$—

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and pre-refunded municipals totaling $18,568 and $10,436 at December 31, 2020 and 2019, respectively. Cash equivalents are carried at either cost or amortized cost depending on the type of security, which approximates fair value.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper, pre-refunded municipals and corporate notes. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market value.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2020 and 2019, respectively, was as follows:

December 31, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$10,988	$—	$—	$10,988
Commercial paper	—	36,478	—	36,478
Pre-refunded municipals	—	26,697	—	26,697
Corporate notes	—	2,437	—	2,437
Total	$10,988	$65,612	$—	$76,600

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

December 31, 2019	Level 1	Level 2	Level 3	Total
Money market securities	$746	$—	$—	$746
Commercial paper	—	25,481	—	25,481
Corporate notes	—	5,773	—	5,773
U.S. treasuries	—	4,040	—	4,040
Total	$746	$35,294	$—	$36,040

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2020 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$76,600	$76,600	$—	$—	$—

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

Contingencies

The Company evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on the Company’s operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with ASC 450 “Contingencies.” If information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Goodwill

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value, in accordance with ASC 350 “Intangibles – Goodwill and Other”. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. In connection with the Company’s annual impairment test of goodwill as of June 30, 2020 and 2019, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit exceeded the carrying value.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360 “Property, Plant and Equipment.”

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

Patent Costs

Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application. Capitalized patent costs, also referred to as patent prosecution costs, include internal legal labor, professional legal fees, government filing fees and translation fees related to expanding the Company’s patent portfolio.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

For restricted stock awards which vest upon meeting a service condition, the Company uses the fair market value of the Company’s common stock on the date of the grant (measurement date) as its method of valuation.

For performance restricted stock awards which vest upon meeting both a market condition and a service condition, the Company uses the Monte Carlo Simulation model as its method of valuation. The Company’s determination of the fair value on the date of grant (measurement date) is affected by its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award and the risk-free interest rate.

Although the fair value of stock-based awards is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107 “Shared-Based Payment,” the Black-Scholes option pricing model and the Monte Carlo Simulation model require the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (ASC 740) Simplifying the Accounting for Income Taxes,” that removes certain exceptions to the general principles and also improves consistent application of and simplify generally accepted accounting principles. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the impact of the adoption of this standard to have a material impact on the Company’s financial condition, results of operations and disclosures.

(2) Revenue Recognition

The Company derives its revenue primarily from software development services and software subscriptions.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue earned from the performance of software development services. The majority of service contracts are structured as time and materials consulting agreements.  Revenue for services is generally as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

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

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Government
Service	$13,263	$12,793
Subscription	1,683	1,518
Total Government	14,946	14,311
Retail
Service	$618	$456
Subscription	4,942	4,802
Total Retail	5,560	5,258
Media
Service	$—	$—
Subscription	3,484	3,418
Total Media	3,484	3,418
Total	$23,990	$22,987

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

The following table provides information about contract liabilities from contracts with customers:

	December 31,	December 31,
	2020	2019
Deferred revenue, current	$3,002	$3,172
Deferred revenue, long-term	30	59
Total	$3,032	$3,231

The Company recognized $2,993 of revenue during the year ended December 31, 2020 that was included in the contract liability balance as of December 31, 2019.

The aggregate amount of the transaction price from contractual obligations that are unsatisfied or partially unsatisfied was $17,921 and $17,759, as of December 31, 2020 and 2019, respectively.

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Domestic	$7,419	$7,187
International (1)	16,571	15,800
Total	$23,990	$22,987

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Central Banks	60%	61%
Walmart Inc.	13%	*

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

Determining Fair Value

Stock Options

The Company estimates the fair value of stock options on the date of grant (measurement date) using the Black-Scholes option pricing model. The Company recognizes the fair value of stock option awards on a straight-line basis over the vesting period of the award.

The following inputs are used in the Black-Scholes option pricing model to estimate the fair value of stock options:

Stock Price. The stock price represents the fair market value of the Company’s common stock on the date of the grant.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules of the awards. Stock options granted generally vest over a service period of three years and have a contractual term of ten years.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Black Scholes Option Valuation Inputs:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Stock price	$15.36	$39.54
Expected life (years)	3.25	3.20
Expected volatility	70.91%	58.68%
Risk-free interest rate	0.25%	1.51%
Expected dividend yield	0%	0%

Restricted Stock

The fair value of restricted stock awards is based on the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized on a straight-line basis over the vesting period of the award. Restricted stock awards granted generally vest over a service period of three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards, which vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally 3 years.

Performance Restricted Stock Units

The fair value of performance restricted stock unit (“PRSU”) awards, which vest upon meeting both a market condition, such as exceeding a target stock price in the future, and a service condition, is determined on the date of grant (measurement date) using the Monte Carlo Simulation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally 3 years.

The following inputs are used in the Monte Carlo Simulation model to estimate the fair value of PRSUs:

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

Monte Carlo Simulation Inputs:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Stock price	$16.49	$—
Expected volatility	72.50%	—
Risk-free interest rate	0.14%	—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Stock-based Compensation

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Stock-based compensation:
Cost of revenue	$745	$669
Sales and marketing	2,152	1,928
Research, development and engineering	1,890	1,466
General and administrative	4,328	4,151
Stock-based compensation expense	9,115	8,214
Capitalized to software and patent costs	158	174
Total stock-based compensation	$9,273	$8,388

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under the Company’s equity compensation plans:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Total unrecognized compensation costs	$14,416	$13,535

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2020 for stock options, restricted stock and restricted stock unit awards over weighted average periods through December 31, 2024 as follows:

	Stock	Restricted
	Options	Stock	RSUs	PRSUs
Weighted average period	1.35 years	1.36 years	1.75 years	2.00 years

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

The following table reconciles earnings (loss) per common share:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Basic Earnings (Loss) per Common Share:
Loss to common shares — basic	$(32,537)	$(32,840)
Beneficial conversion feature	(11,443)	—
Net loss attributable to common shares — basic	$(43,980)	$(32,840)
Weighted average common shares outstanding — basic	12,906	11,762
Basic earnings (loss) per common share	$(3.41)	$(2.79)

Diluted Earnings (Loss) per Common Share:
Net loss attributable to common shares — diluted	$(43,980)	$(32,840)
Weighted average common shares outstanding — diluted	12,906	11,762
Diluted earnings (loss) per common share	$(3.41)	$(2.79)

See Note 11 for details on the beneficial conversion feature.

The following table indicates the common stock equivalents related to stock options that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Anti-dilutive shares due to:
Exercise prices higher than the average market price	200	100
Net loss	—	28

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	December 31,	December 31,
	2020	2019
Trade accounts receivable	$3,932	$4,036
Allowance for doubtful accounts	(25)	(15)
Trade accounts receivable, net	$3,907	$4,021
Unpaid deferred revenue included in trade accounts receivable	$1,711	$2,015

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2020	2019
Central Banks	69%	69%

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

	December 31,	December 31,
	2020	2019
Office furniture and fixtures	$1,650	$1,650
Software	5,004	4,379
Equipment	4,967	5,041
Leasehold improvements	1,658	1,721
Gross property and equipment	13,279	12,791
Less accumulated depreciation and amortization	(10,007)	(9,141)
Property and equipment, net	$3,272	$3,650

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

The Company leases its corporate office in Beaverton, Oregon. In July 2015, the Company entered into an amendment with the landlord of its corporate office to extend the lease term through March 2024 with remaining rent payments as of December 31, 2020 totaling $2,703, payable in monthly installments. The Company had leased office space in San Mateo, California, until March 31, 2020, when the lease expired.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
Right of use assets	$1,793	$2,263
Lease liabilities, current	$663	$663
Lease liabilities, long-term	$1,772	$2,435

Weighted-average remaining life	3.2 years	4.1 years
Weighted-average discount rate	8.20%	8.20%

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

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Operating lease expense	$1,030	$1,044
Cash paid for operating leases	$1,218	$1,339

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of December 31, 2020:

Cash
Payment
Year ending December 31:	Obligations
2021	$838
2022	862
2023	867
2024	218
2025	—
Thereafter	—
Total lease payments	2,785
Imputed interest	(350)
Total minimum lease payments	$2,435

(9) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2020 and 2019.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2020	2019
Capitalized patent costs	17-20	$9,708	$9,245
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Backlog	2	—	760
Tradenames	3	—	290
Non-solicitation agreements	1	—	120
Gross intangible assets		11,808	12,515
Accumulated amortization		(5,196)	(5,845)
Intangibles, net		$6,612	$6,670

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Amortization expense	$559	$567

For intangible assets recorded at December 31, 2020, the estimated future aggregate amortization expense for the years ending December 31, 2021 through December 31, 2025 is as follows:

Amortization
Year ending December 31:	Expense
2021	$498
2022	483
2023	472
2024	461
2025	443

(10) Notes Payable

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

On September 15, 2020, the Company filed its application for 100% forgiveness of the Note. The application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. The SBA will, subject to any review of the Company’s loan or application, remit payment of the appropriate forgiveness amount to the Lender within 90 days following the date the Lender submitted its decision to the SBA. If the SBA reviews the Company’s loan or application, then it may take longer than 90 days for any determination to be made as to whether the Note will be forgiven in whole, in part or at all. Principal and interest payments can be deferred until the forgiveness process is completed as no payments would be required if the Note is forgiven.

The Note provides that the Company must obtain lender consent in the event of a “change of ownership.” On October 2, 2020, the SBA released a procedural notice that defined “change of ownership” as used in PPP loans to mean the transfer, whether in one or more transactions, of at least 20% of the common stock or other ownership interest of a PPP borrower. On November 20, 2020, the Company received consent from the Lender for the expected “change of ownership” to be triggered by the conversion of the Series B Convertible Preferred Stock issued on October 1, 2020, under the Subscription Agreement with TCM Strategic Partners L.P.

The following table provides information about the Note:

December 31,
2020
Note payable	$5,032
Accrued interest	33
Total	$5,065

Note payable, current	$3,947
Note payable, long-term	1,118
Total	$5,065

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

On September 29, 2020, the Company entered into a Subscription Agreement with TCM Strategic Partners L.P. to issue and sell 17 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Shares”), for $16,970 of cash proceeds and paid $82 in stock issuance costs. The closing of the sale and issuance of the Series B Shares occurred on October 1, 2020. Subject to shareholder approval, the Series B Shares automatically convert into fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

On December 10, 2020, the Company held a Special Meeting of Shareholders that approved the issuance of the Company’s common stock upon the conversion of the Series B Shares issued to TCM Strategic Partners L.P. in connection with the private placement on October 1, 2020. On December 10, 2020, the Series B Shares automatically converted into 1,198 shares of the Company’s common stock (“the Conversion Shares”). Under the terms of the Subscription Agreement, the Conversion Shares will continue to be subject to the restrictions on transfer that expire on October 1, 2021.

The Series B Shares contained a contingent beneficial conversion feature (“BCF”) that was recognized and accreted at its intrinsic value of $11,443 upon shareholder approval on December 10, 2020 and recognized in the Consolidated Statements of Shareholders’ Equity. The BCF is treated as a deduction from net loss to arrive at net loss attributable to common shareholders for the purposes of calculating earnings per share. See Note 5 for calculation of basic and diluted earnings per share.

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

On December 10, 2020, the Series B Shares automatically converted into 1,198 shares of the Company’s common stock.

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000.

For the year ended December 31, 2020 the Company sold 162 shares at an average price of $16.80 under this Equity Distribution Agreement totaling $2,718 of cash proceeds, less $61 of commissions and $394 of stock issuance costs.

For the year ended December 31, 2019, the Company sold 336 shares at an average price of $60.61 under this Equity Distribution Agreement totaling $20,349 of cash proceeds, less $483 of commissions and $251 of stock issuance costs.

As of December 31, 2020, there is $6,932 available for future issuance under the Equity Distribution Agreement.

Stock Incentive Plan

In March 2018, the Company’s Board of Directors approved the 2018 Incentive Plan (“2018 Plan”) which was later approved by the Company’s shareholders at the Company’s 2018 Annual Meeting of Shareholders in April 2018. The 2018 Plan replaced the 2008 Incentive Plan (“2008 Plan”). The 2018 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, performance shares, performance units, and other stock or cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

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

As of December 31, 2020, under all of the Company’s stock-based compensation plans, an additional 807 shares remained available for future grants under the 2018 Plan. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of restricted stock unit awards.

Stock Options

The following table reconciles the outstanding balance of stock option awards:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2018	513	$28.52	$13.10
Granted	100	$39.54	$16.40
Exercised	(55)	$21.26	$9.76
Forfeited or expired	—	—	—
Options outstanding, December 31, 2019	558	$31.22	$14.03
Granted	105	$15.36	$7.36
Exercised	(358)	$29.36	$13.24
Forfeited or expired	—	—	—
Options outstanding, December 31, 2020	305	$27.94	$12.65	$5,886
Options exercisable, December 31, 2020	117	$33.12		$1,647
Options unvested, December 31, 2020	188	$24.73		$4,239

The aggregate intrinsic value is based on the closing price of $47.24 per share of Digimarc common stock on December 31, 2020, which would have been received by the optionees had all of the options with exercise prices less than $47.24 per share been exercised on that date.

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$15.36 - $24.99	105	9.61	$15.36	—	—	$—
$25.01 - $34.99	100	7.67	$29.55	75	7.67	$29.55
$35.01 - $39.54	100	8.67	$39.54	42	8.67	$39.54
$15.36 - $39.54	305	8.67	$27.94	117	8.03	$33.12

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Restricted Stock

The following table reconciles the unvested balance of restricted stock:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2018	426	$28.85
Granted	300	$25.22
Vested	(242)	$27.88
Forfeited	(49)	$27.43
Unvested balance, December 31, 2019	435	$27.05
Granted	256	$29.95
Vested	(260)	$28.25
Forfeited	(15)	$23.73
Unvested balance, December 31, 2020	416	$28.20

The following table indicates the fair value of all restricted stock awards that vested:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Fair value of restricted stock awards vested	$5,946	$9,495

Restricted Stock Units Activity

The following table reconciles the unvested balance of restricted stock unit awards:

Weighted
Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2019	—	$—
Granted	45	$15.36
Vested	—	$—
Forfeited	—	$—
Unvested balance, December 31, 2020	45	$15.36

Performance Restricted Stock Units Activity

The following table reconciles the unvested balance of performance restricted stock unit awards:

Weighted
Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2019	—	$—
Granted	124	$11.08
Vested	—	$—
Forfeited	—	$—
Unvested balance, December 31, 2020	124	$11.08

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Matching contributions	$1,146	$1,062

(13) Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rates for the years ended December 31, 2020 and 2019 were 0% and 0%, respectively. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Components of tax benefit (provision) allocated to continuing operations include the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Current:
Federal	$16	$(4)
State	(9)	10
Foreign	(8)	(27)
Sub-total	$(1)	$(21)
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Sub-total	$—	$—
Total tax benefit (provision)	$(1)	$(21)

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2020	%	2019	%
Income taxes computed at statutory rates	$6,832	(21)%	$6,892	(21)%
(Increases) decreases resulting from:
State income taxes, net of federal tax benefit	451	(1)%	143	(1)%
Federal and state research and experimentation credits	947	(3)%	781	(2)%
Change in valuation allowance	(7,830)	24%	(7,873)	24%
Impact of expired tax positions	—	—%	—	—%
Impact of recent U.S. tax reform	—	—%	—	—%
Other	(401)	1%	36	—%
Total	$(1)	—%	$(21)	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Deferred tax assets:
Stock based compensation	$158	$1,166
Federal and state net operating losses	47,442	39,879
Goodwill	154	220
Accrued compensation	14	9
ASC 842 - lease liabilities	524	712
Federal and state research and experimentation credit	9,152	8,173
Intangible asset differences	87	122
Deferred social security tax	212	—
Other	27	57
Total gross deferred tax assets	57,770	50,338
Less valuation allowance	(55,639)	(47,809)
Net deferred tax assets	$2,131	$2,529

Deferred tax liabilities:
Patent expenditures	$(1,433)	$(1,481)
ASC 842 - right of use assets	(386)	(528)
Fixed asset differences	(312)	(520)
Total gross deferred tax liabilities	$(2,131)	$(2,529)
Total net deferred tax assets	$—	$—

The Company had a valuation allowance of $55,639 and $47,809 on deferred tax assets as of December 31, 2020 and 2019, respectively, an increase of $7,830 during the year ended December 31, 2020.

As of December 31, 2020, the Company has federal and state net operating loss carryforwards of $191,345 and $122,168, respectively, which have a carryforward of 5 years to indefinite depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor Corporation acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of Internal Revenue Code Section 382.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

As of December 31, 2020, the Company has federal and state research and experimental tax credits of $9,276 and $884, respectively, which have a carryforward of 5 to 20 years depending on the jurisdiction.

The Company records accrued interest and penalties associated with uncertain tax positions in the provision for income taxes in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Beginning balance	$676	$613
Addition for current year tax positions	92	61
Addition for prior year tax positions	55	2
Reduction for prior year positions	—	—
Reduction for prior year positions resolved during the current year	—	—
Ending balance	$823	$676

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) in the consolidated balance sheets for uncertain tax positions taken (or expected to be taken) on a tax return.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2017 through 2019 and applicable state jurisdictions for the tax years 2017 through 2019. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(15) Quarterly Financial Information—Unaudited

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
2020
Service revenue	$3,738	$3,892	$3,352	$2,899
Subscription revenue	2,451	2,605	2,399	2,654
Total revenue	6,189	6,497	5,751	5,553
Total cost revenue	2,198	2,113	1,928	1,695
Gross profit	3,991	4,384	3,823	3,858
Gross profit percent, service revenue	55%	59%	58%	61%
Gross profit percent, subscription revenue	79%	80%	78%	79%
Gross profit percent, total	64%	67%	66%	69%
Sales and marketing	$5,246	$4,633	$4,538	$4,428
Research, development and engineering	4,433	4,208	4,662	4,011
General and administrative	3,367	3,081	3,009	3,253
Operating loss	(9,055)	(7,538)	(8,386)	(7,834)
Net loss	(8,908)	(7,461)	(8,352)	(7,816)
Beneficial conversion feature	—	—	—	(11,443)
Net loss attributable to common shares	$(8,908)	$(7,461)	$(8,352)	$(19,259)
Earnings (loss) per common share:
Loss per common share—basic	$(0.74)	$(0.62)	$(0.68)	$(1.27)
Loss per common share—diluted	$(0.74)	$(0.62)	$(0.68)	$(1.27)
Weighted average common shares outstanding—basic	12,037	12,108	12,241	15,222
Weighted average common shares outstanding—diluted	12,037	12,108	12,241	15,222

(1) Loss per common share of $(1.27), basic and diluted, includes impact of beneficial conversion feature of $11,443. See Note 11 for details on the beneficial conversion feature.

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Service revenue	$3,814	$3,575	$3,160	$2,700
Subscription revenue	1,846	2,605	2,668	2,619
Total revenue	5,660	6,180	5,828	5,319
Total cost revenue	2,134	2,185	1,918	1,799
Gross profit	3,526	3,995	3,910	3,520
Gross profit percent, service revenue	57%	53%	55%	52%
Gross profit percent, subscription revenue	74%	80%	81%	80%
Gross profit percent, total	62%	65%	67%	66%
Sales and marketing	$4,950	$5,087	$4,839	$4,999
Research, development and engineering	4,038	3,981	4,105	4,343
General and administrative	3,210	3,079	2,998	3,053
Operating loss	(8,672)	(8,152)	(8,032)	(8,875)
Net loss	(8,463)	(7,933)	(7,761)	(8,683)
Earnings (loss) per common share:
Loss per common share—basic	$(0.74)	$(0.68)	$(0.65)	$(0.73)
Loss per common share—diluted	$(0.74)	$(0.68)	$(0.65)	$(0.73)
Weighted average common shares outstanding—basic	11,487	11,665	11,924	11,967
Weighted average common shares outstanding—diluted	11,487	11,665	11,924	11,967