Form 10-Q
period 2021-03-31
Digimarc CORP
filed 2021-04-29
CIK 1438231

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 23, 2021, there were 16,914,831 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$19,696
Marketable securities	65,796	58,032
Trade accounts receivable, net	4,141	3,907
Other current assets	1,978	2,197
Total current assets	76,620	83,832
Marketable securities	159	—
Property and equipment, net	3,144	3,272
Intangibles, net	6,609	6,612
Goodwill	1,114	1,114
Other assets	2,502	2,198
Total assets	$90,148	$97,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,008	$2,827
Note payable, current	4,799	3,947
Deferred revenue	2,943	3,002
Total current liabilities	10,750	9,776
Lease liability and other long-term liabilities	2,325	2,295
Note payable, long-term	280	1,118
Total liabilities	13,355	13,189
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2021 and December 31, 2020)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 16,850 and 16,735 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	17	17
Additional paid-in capital	256,200	255,024
Accumulated deficit	(179,474)	(171,252)
Total shareholders’ equity	76,793	83,839
Total liabilities and shareholders’ equity	$90,148	$97,028

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Revenue:
Service	$3,784	$3,738
Subscription	2,916	2,451
Total revenue	6,700	6,189
Cost of revenue:
Service	1,570	1,684
Subscription	791	514
Total cost of revenue	2,361	2,198
Gross profit	4,339	3,991
Operating expenses:
Sales and marketing	4,941	5,246
Research, development and engineering	4,131	4,433
General and administrative	3,493	3,367
Total operating expenses	12,565	13,046
Operating loss	(8,226)	(9,055)
Other income, net	10	142
Loss before income taxes	(8,216)	(8,913)
Benefit (provision) for income taxes	(6)	5
Net loss	$(8,222)	$(8,908)
Earnings (loss) per common share:
Loss per common share — basic	$(0.50)	$(0.74)
Loss per common share — diluted	$(0.50)	$(0.74)
Weighted average common shares outstanding — basic	16,333	12,037
Weighted average common shares outstanding — diluted	16,333	12,037

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$83,839
Issuance of restricted common stock	—	—	154	—	—	—	—
Forfeiture of restricted common stock	—	—	(19)	—	—	—	—
Purchase and retirement of common stock	—	—	(20)	—	(870)	—	(870)
Stock-based compensation	—	—	—	—	2,046	—	2,046
Net loss	—	—	—	—	—	(8,222)	(8,222)
BALANCE AT MARCH 31, 2021	10	$50	16,850	$17	$256,200	$(179,474)	$76,793

BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of common stock, net of issuance costs	—	—	28	1	573	—	574
Exercise of stock options	—	—	8	—	135	—	135
Issuance of restricted common stock	—	—	186	—	—	—	—
Purchase and retirement of common stock	—	—	(23)	—	(738)	—	(738)
Stock-based compensation	—	—	—	—	2,230	—	2,230
Net loss	—	—	—	—	—	(8,908)	(8,908)
BALANCE AT MARCH 31, 2020	10	$50	12,645	$13	$190,303	$(147,623)	$42,743

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,222)	$(8,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	363	374
Amortization and write-off of intangibles	177	201
Amortization of right of use assets under operating leases	118	117
Amortization of net premiums and (discounts) on marketable securities	(266)	97
Stock-based compensation	2,010	2,195
Changes in operating assets and liabilities:
Trade accounts receivable	(612)	62
Other current assets	219	338
Other assets	(44)	19
Accounts payable and other accrued liabilities	501	61
Deferred revenue	(55)	(146)
Lease liability and other long-term liabilities	(177)	(159)
Net cash used in operating activities	(5,988)	(5,749)
Cash flows from investing activities:
Purchase of property and equipment	(317)	(235)
Capitalized patent costs	(159)	(137)
Maturity of marketable securities	17,494	11,594
Purchase of marketable securities	(25,151)	(6,407)
Net cash provided by (used in) investing activities	(8,133)	4,815
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	574
Exercise of stock options	—	135
Purchase of common stock	(870)	(738)
Net cash used in financing activities	(870)	(29)
Net decrease in cash and cash equivalents	(14,991)	(963)
Cash and cash equivalents at beginning of period	19,696	11,213
Cash and cash equivalents at end of period	$4,705	$10,250
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(17)	$16
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$(103)	$16
Stock-based compensation capitalized to software and patent costs	$36	$35

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a pioneer in the automatic identification of media, including packaging, other commercial print, digital images, audio and video. The Digimarc Platform takes industry beyond the barcode, providing innovative and comprehensive automatic identification software and services to simplify search and transform information discovery through unparalleled reliability, efficiency and security. The Digimarc Platform enables applications that benefit retailers and consumer brands, national and state government agencies, media and entertainment industries, and others.

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

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including the reclassification of revenue by major target market. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (ASC 740) Simplifying the Accounting for Income Taxes,” that removes certain exceptions to the general principles and also improves consistent application of and simplifies U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted this new standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the impact of the adoption of this standard to have a material impact on its financial condition, results of operations and disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$3,404	$—	$—	$3,404
Commercial paper	—	39,177	—	39,177
Pre-refunded municipals	—	21,273	—	21,273
Corporate notes	—	5,505	—	5,505
Total	$3,404	$65,955	$—	$69,359

December 31, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$10,988	$—	$—	$10,988
Commercial paper	—	36,478	—	36,478
Pre-refunded municipals	—	26,697	—	26,697
Corporate notes	—	2,437	—	2,437
Total	$10,988	$65,612	$—	$76,600

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2021, are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$69,359	$69,200	$159	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and pre-refunded municipals totaling $3,404 and $18,568 at March 31, 2021, and December 31, 2020, respectively. Cash equivalents are carried at either cost or amortized cost, depending on the type of security, which approximates fair value.

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

•

Subscription revenue consists primarily of revenue earned from the sale of software products and to a lesser extent the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance, and recognized over the term of the subscription, which is typically one to three years.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Government
Service	$3,585	$3,652
Subscription	300	300
Total Government	3,885	3,952
Commercial
Service	$199	$86
Subscription	2,616	2,151
Total Commercial	2,815	2,237
Total	$6,700	$6,189

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

The following table provides information about contract liabilities from contracts with customers:

	March 31,	December 31,
	2021	2020
Deferred revenue, current	$2,943	$3,002
Deferred revenue, long-term	34	30
Total	$2,977	$3,032

The Company recognized $1,351 of revenue during the three months ended March 31, 2021, that was included in the contract liability balance as of December 31, 2020.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $17,504 and $17,921 as of March 31, 2021, and December 31, 2020, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Domestic	$1,722	$1,759
International (1)	4,978	4,430
Total	$6,700	$6,189

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Central Banks	58%	64%
Walmart Inc.	11%	12%

Long-Lived Assets by Geographical Area

The Company’s long-lived assets are all domiciled in the U.S.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants, restricted stock, restricted stock unit, and performance restricted stock unit awards.

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

Expected Dividend Yield. The expected dividend yield is derived by dividing the Company’s expected annual dividend rate over the expected term by the fair value of the Company’s common stock at the grant date.

 There were no stock options granted during the three months ended March 31, 2021 and 2020.

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

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards, which vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three years.

There were no RSUs granted during the three months ended March 31, 2021 and 2020.

Performance Restricted Stock Units

The fair value of performance restricted stock unit (“PRSU”) awards, which vest upon meeting a market condition, such as exceeding a target stock price in the future, and a service condition, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years.

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

There were no PRSUs granted during the three months ended March 31, 2021 and 2020.

Stock-Based Compensation

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Stock-based compensation:
Cost of revenue	$173	$190
Sales and marketing	440	479
Research, development and engineering	396	399
General and administrative	1,001	1,127
Stock-based compensation expense	2,010	2,195
Capitalized to software and patent costs	36	35
Total stock-based compensation	$2,046	$2,230

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	March 31,	December 31,
	2021	2020
Total unrecognized compensation costs	$18,699	$14,416

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2021, for stock option, restricted stock, RSU, and PRSU awards over weighted average periods through March 31, 2025, as follows:

	Stock	Restricted
	Options	Stock	RSUs	PRSUs
Weighted average period	1.21 years	1.51 years	1.50 years	1.75 years

As of March 31, 2021, under the Company’s stock-based compensation plan, an additional 684 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PRSU awards.

Stock Option Activity

The following table reconciles the outstanding balance of stock option awards:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three months ended March 31, 2021:	Options	Price	Fair Value	Value
Outstanding at December 31, 2020	305	$27.94	$12.65
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at March 31, 2021	305	$27.94	$12.65	$1,513
Exercisable at March 31, 2021	133	$33.30		$10
Unvested at March 31, 2021	172	$23.78		$1,503

The aggregate intrinsic value is based on the closing price of $29.66 per share of Digimarc common stock on March 31, 2021, which would have been received by the optionees had all of the options with exercise prices less than $29.66 per share been exercised on that date.

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock awards:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2021:	Shares	Fair Value
Unvested balance, December 31, 2020	416	$28.20
Granted	154	$43.99
Vested	(50)	$28.13
Forfeited	(19)	$22.63
Unvested balance, March 31, 2021	501	$33.25

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Fair value of restricted stock awards vested	$2,175	$1,811

Restricted Stock Units Activity

The following table reconciles the unvested balance of restricted stock unit awards:

Weighted
Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2020	45	$15.36
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance, March 31, 2021	45	$15.36

Performance Restricted Stock Units Activity

The following table reconciles the unvested balance of performance restricted stock unit awards:

Weighted
Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2020	124	$11.08
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance, March 31, 2021	124	$11.08

6. Shareholders’ Equity

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000.

There were no shares sold for the three months ended March 31, 2021.

For the three months ended March 31, 2020, the Company sold 28 shares at an average price of $21.92 under this Equity Distribution Agreement totaling $611 of cash proceeds, less $14 of commissions and $23 of stock issuance costs, for net cash proceeds of $574.

As of March 31, 2021, there is $6,932 available for future issuance under the Equity Distribution Agreement.

7. Earnings Per Common Share

The Company calculates basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share,” using the two-class method because the Company’s unvested restricted stock is a participating security since these awards contain non-forfeitable rights to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed.

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options, RSUs and PRSUs. The dilutive effect of stock options, RSUs and PRSUs is determined using the treasury stock method.

The following table reconciles earnings (loss) per common share:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Basic Earnings (Loss) per Common Share:
Loss to common shares — basic	$(8,222)	$(8,908)
Weighted average common shares outstanding — basic	16,333	12,037
Basic earnings (loss) per common share	$(0.50)	$(0.74)

Diluted Earnings (Loss) per Common Share:
Net loss attributable to common shares — diluted	$(8,222)	$(8,908)
Weighted average common shares outstanding — diluted	16,333	12,037
Diluted earnings (loss) per common share	$(0.50)	$(0.74)

The following table indicates the common stock equivalents related to stock options, RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Anti-dilutive shares due to:
Exercise prices higher than the average market price	—	550
Net loss	162	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.

	March 31,	December 31,
	2021	2020
Trade accounts receivable	$4,166	$3,932
Allowance for doubtful accounts	(25)	(25)
Trade accounts receivable, net	$4,141	$3,907
Unpaid deferred revenue included in trade accounts receivable	$800	$1,711

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2021	2020
Central Banks	60%	69%

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

	March 31,	December 31,
	2021	2020
Office furniture and fixtures	$1,650	$1,650
Software	5,149	5,004
Equipment	5,044	4,967
Leasehold improvements	1,658	1,658
Gross property and equipment	13,501	13,279
Less accumulated depreciation and amortization	(10,357)	(10,007)
Property and equipment, net	$3,144	$3,272

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2021 and 2020.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2021	2020
Capitalized patent costs	17-20	$9,827	$9,708
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Gross intangible assets		11,927	11,808
Accumulated amortization		(5,318)	(5,196)
Intangibles, net		$6,609	$6,612

11. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.” The Company leases its corporate office in Beaverton, Oregon. In July 2015, the Company entered into an amendment with the landlord of its corporate office to extend the lease term through March 2024, with remaining rent payments as of March 31, 2021, totaling $2,504, payable in monthly installments.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	March 31,	December 31,
	2021	2020
Right of use assets	$1,675	$1,793
Lease liabilities, current	$683	$663
Lease liabilities, long-term	$1,594	$1,772

Weighted-average remaining life	3.0 years	3.2 years
Weighted-average discount rate	8.20%	8.20%

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

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Operating lease expense	$257	$263
Cash paid for operating leases	$297	$327

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of March 31, 2021:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2021	$631
2022	862
2023	867
2024	218
2025	—
Thereafter	—
Total lease payments	2,578
Imputed interest	(301)
Total minimum lease payments	$2,277

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

On September 15, 2020, the Company filed its application for 100% forgiveness of the Note. The application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. The Company has not received any notification from the SBA on the status of their review. Principal and interest payments can be deferred until the forgiveness process is completed.

The following table provides information about the Note:

	March 31,	December 31,
	2021	2020
Note payable	$5,032	$5,032
Accrued interest	47	33
Total	$5,079	$5,065

Note payable, current	$4,799	$3,947
Note payable, long-term	280	1,118
Total	$5,079	$5,065

13. Income Taxes

The provision for income taxes for the three months ended March 31, 2021 and 2020 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the three months ended March 31, 2021 and 2020 was 0%. The valuation allowance against net deferred tax assets as of March 31, 2021, was $57,850, an increase of $2,211 from $55,639 as of December 31, 2020.

Excess tax benefits of $796 and $255 were recognized in the provision for income taxes for the three months ended March 31, 2021 and 2020, respectively, which were offset by $796 and $255 of valuation allowance, respectively.

14. Commitments and Contingencies

Certain of the Company’s contracts include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450, “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, the Company does not believe that the resolution of any such matters will have a material adverse effect on its financial position, results of operations, or cash flows.

15. Subsequent Event

On April 12, 2021, Bruce Davis notified the Company of his intention to retire as the Company’s President and Chief Executive Officer and as Chairman and a member of the Board of Directors effective April 12, 2021 (“Transition Date”). His decision to retire was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Riley McCormack, who has been a Director of Digimarc since October 2020, was appointed as the President and Chief Executive Officer of the Company, effective as of April 12, 2021.

In connection with his retirement, the Company has entered into a Separation Agreement and General Release with Mr. Davis (the “Separation Agreement”), dated April 12, 2021. Pursuant to the Separation Agreement, Mr. Davis agreed to release certain claims he may have against the Company and other released parties, and Mr. Davis’s stock options, restricted stock and RSUs that vest solely based on continued service, and PRSUs that are earned and remain subject to time-based vesting, will immediately vest with respect to the number of shares that would have vested if Mr. Davis’s employment had continued for an additional twenty-four months from the Transition Date, and his right to exercise vested stock options will expire on the earliest of (i) twenty-eight months from the Transition Date, (ii) the latest date the particular stock option could have expired by its original terms under any circumstances, or (iii) the tenth anniversary of the original date of grant of the particular stock option. The Company will also be obligated to continue to pay Mr. Davis his annual salary of $785 for twenty-eight months from the Transition Date, which amount will be paid according to the Company’s standard bi-weekly payroll schedule. For a period of up to twenty-eight months following the Transition Date, the Company will also pay for healthcare insurance premiums or, in certain circumstances, the cash equivalent, for Mr. Davis and his dependents to the extent they elect and remain entitled to such coverage under the Company’s group health plans. In addition, the Company will make premium payments on Mr. Davis’s existing term life insurance policy through August 10, 2023.

The Separation Agreement resulted in the acceleration of vesting for Mr. Davis on 137 stock options, 30 RSUs, and 82 PRSUs. Mr. Davis will forfeit 35 stock options, 15 RSUs, and 41 PRSUs. The Company estimates that it will incur total expenses of approximately $6,200 for the three months ending June 30, 2021 associated with the Separation Agreement, which includes $2,200 of cash related expenses and $4,000 of stock-based compensation expenses.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (our “2020 Annual Report”), and other reports and filings we have made with the U.S. Securities and Exchange Commission (“SEC”).

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

Digimarc, Digimarc Barcode and Digimarc Discover are registered trademarks of Digimarc Corporation.

Overview

Digimarc Corporation is a pioneer in the automatic identification of media, including packaging, other commercial print, digital images, audio and video. The Digimarc Platform takes industry beyond the barcode, providing innovative and comprehensive automatic identification software and services to simplify search and transform information discovery through unparalleled reliability, efficiency and security. The Digimarc Platform enables applications that benefit retailers and consumer brands, national and state government agencies, media and entertainment industries, and others.

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

The Digimarc Platform enables customers to create digital identities for media objects and provides many benefits for connected media, including:

•

Security: An imperceptible and indestructible data carrier encoded in the object provides a unique identification, whether in a digital image, video or audio file, or in graphics printed, embossed or etched on paper, cardboard, plastic, metal, or other material. Among other things, this identification supports strong authentication.

•

Brand Protection: A unique identifier (“ID”) enables fraud deterrence across many use cases, from preventing “barcode swapping” and counterfeiting of currency, media, and goods to detection of use or distribution of physical products and digital images and e-publications.

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

•

Engagement: Consumers can directly interact with enhanced objects by merely scanning the item with their enabled smartphones. Brands can share additional product information online including recipes, instructions for use and recycling, information about ingredients and sources, how-to videos, coupons, and more.

•

Efficiency: Connected items, reliably scanned by machines and mobile devices, can enhance supply chain efficiencies, from parts matching in manufacturing to faster and more accurate inventory scanning and faster and easier front-of-store checkout experiences.

Our inventions provide a powerful document security element, giving rise to a long-term relationship with a consortium of central banks (the “Central Banks”) and many leading companies in the information technology industry. We and our business partners have successfully propagated the use of our technology in music, movies, television broadcasts, digital images, e-publications and printed materials. Digimarc Barcode is used in these applications to improve media rights and asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content, and enhance consumer entertainment and commercial experiences.

Digimarc Barcode can be used to enhance all forms of media and is generally imperceptible to human senses, but quickly detected by computers, networks, or other digital devices like smartphones and tablets. Unlike traditional barcodes and tags, our solution does not require content owners to give up valuable visual space on their media content, nor does it affect their media content’s overall layout or aesthetics. Digimarc Barcode is generally imperceptible in regular use and does all that visible barcodes do, but performs better. Our Digimarc Discover software delivers a range of rich media experiences to its readers on their smartphones or tablets across multiple media formats, including print, audio and video. Unique to Digimarc Discover is its seamless multi-modal use of various content identification technologies as needed, including Digimarc Barcode, when present.

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

Our intellectual property contains many innovations in digital watermarking, object content recognition, digital rights management, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of March 31, 2021. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Forging a Sustainable Future

At Digimarc, the environment is an essential stakeholder in everything we do, and we are committed to harnessing our culture of innovation to mitigate the visible and increasingly damaging effects of rising greenhouse gas emissions. We support a sustainable future by improving plastic sortation at recycling facilities to keep plastic out of landfills and oceans. Our technologies play a meaningful role in reducing food waste and educating consumers on package recyclability.

The Digimarc Platform features automatic identification software and services that help reduce food waste, increase traceability, and promote a circular economy by educating consumers on recycling options and improving plastic sortation at waste facilities. Digimarc Barcode applied to plastic packaging, labels, corrugate and other materials, can significantly help to address pressing environmental issues, such as climate change and the proliferation of plastic in our environment.

•

Recycling: Digimarc works with leading consumer brands to optimize packaging for the circular economy. Digimarc Barcode enables better detection and sortation of plastics, improving the economics and efficiencies of the recycling value chain. And, as part of the AIM HolyGrail 2.0 project focused on pioneering the use of digital watermarks, Digimarc can better enable companies to reach their recycling and sustainability goals.

•

Traceability: Product traceability across the global supply chain is increasingly essential for consumer brands and food manufacturers to promote consumer safety, mitigate risk, and gain real-time insight into product locations in warehouses and distribution centers. Using Digimarc technologies for packaging supports these business needs with batch-lot and item-level traceability by applying serialized or custom identifiers and additional data to product packaging.

Together with our customers and partners around the world, we drive positive impacts across global supply chains. Our efforts prioritize people and the planet by aiming to eliminate waste and helping our customers meet their sustainability goals. As consumption trends and behaviors evolve, we are listening to our partners, their customers and other critical stakeholders, all of whom expect us all to operate with future generations in mind. We partner with global brand leaders, retailers, packaging and print innovators, and other technology solution providers who share the same mission of building a sustainable future.

COVID-19 Pandemic

The COVID-19 pandemic poses significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, we received a loan on April 16, 2020 under the Paycheck Protection Program (“PPP”). On September 15, 2020, we filed our application for 100% forgiveness of the loan. Our application was reviewed by the lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. We have not received any notification from the SBA on the status of their review.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2020 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three month period ended March 31, 2021, and all changes discussed with respect to such periods reflect changes compared to the three month period ended March 31, 2020.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Percentages are percent of total revenue
Revenue:
Service	56%	60%
Subscription	44	40
Total revenue	100	100
Cost of revenue:
Service	23	27
Subscription	12	8
Total cost of revenue	35	36
Gross profit	65	64
Operating expenses:
Sales and marketing	74	85
Research, development and engineering	62	72
General and administrative	52	54
Total operating expenses	188	211
Operating loss	(123)	(146)
Other income, net	0	2
Loss before income taxes	(123)	(144)
Benefit (provision) for income taxes	(0)	0
Net loss	(123%)	(144%)

Summary

Total revenue for the three month period ended March 31, 2021, increased 8% to $6.7 million, compared to the corresponding three month period ended March 31, 2020, primarily as a result of higher subscription revenue from a new Commercial customer.

Total operating expenses for the three month period ended March 31, 2021, decreased 4% to $12.6 million, compared to the corresponding three month period ended March 31, 2020, primarily as a result of lower travel, compensation and marketing costs.

Revenue

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Service	$3,784	$3,738	$46	1%
Subscription	2,916	2,451	465	19%
Total	$6,700	$6,189	$511	8%
Revenue (as % of total revenue):
Service	56%	60%
Subscription	44%	40%
Total	100%	100%

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

The increase in service revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was due to growth in services to Commercial customers partially offset by a decrease in services to the Central Banks due to the timing of program work.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The increase in subscription revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to entering into a contract with a new Commercial customer. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Revenue by geography

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,722	$1,759	$(37)	(2)%
International	4,978	4,430	548	12%
Total	$6,700	$6,189	$511	8%
Revenue (as % of total revenue):
Domestic	26%	28%
International	74%	72%
Total	100%	100%

The decrease in domestic revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was insignificant.

The increase in international revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to entering into a contract with a new international Commercial customer. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Revenue by market

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Government:
Service	$3,585	$3,652	$(67)	(2)%
Subscription	300	300	—	—%
Total Government	$3,885	$3,952	$(67)	(2)%
Commercial:
Service	$199	$86	$113	131%
Subscription	2,616	2,151	465	22%
Total Commercial	$2,815	$2,237	$578	26%
Total	$6,700	$6,189	$511	8%

The decrease in Government revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was due to timing of program work with the Central Banks.

The increase in Commercial revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to entering into a contract with a new Commercial customer. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	license fees paid to technology solution providers when we sell a combined solution;
•	Internet service provider connectivity charges and image search data fees to support our subscription products; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross profit

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Gross Profit:
Service	$2,214	$2,054	$160	8%
Subscription	2,125	1,937	188	10%
Total	$4,339	$3,991	$348	9%
Gross Profit (as % of related revenue):
Service	59%	55%
Subscription	73%	79%
Total	65%	64%

The increase in total gross profit for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to growth in subscription revenue and lower service costs partially offset by higher subscription costs.

The increase in service gross profit as a percentage of service revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to a favorable mix of billable expenses, with higher labor expenses, which have a higher billable margin, and lower non-labor expenses, which have a lower billable margin.

The decrease in subscription gross profit as a percentage of subscription revenue for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to higher license fees to a technology solution provider partially offset by higher revenue.

Operating expenses

Sales and marketing

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Sales and marketing	$4,941	$5,246	$(305)	(6)%
Sales and marketing (as % of total revenue)	74%	85%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to:

•	decreased travel costs of $0.2 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased marketing costs of $0.2 million; partially offset by
•	increased recruiting costs of $0.1 million.

Research, development and engineering

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Research, development and engineering	$4,131	$4,433	$(302)	(7)%
Research, development and engineering (as % of total revenue)	62%	72%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to decreased compensation costs of $0.2 million reflecting lower headcount.

General and administrative

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative	$3,493	$3,367	$126	4%
General and administrative (as % of total revenue)	52%	54%

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

The increase in general and administrative expenses for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to:

•	increased legal and accounting costs of $0.1 million, and

•	increased compensation costs of $0.1 million; partially offset by
•	decreased travel costs of $0.1 million due to travel restrictions related to the COVID-19 pandemic.

Stock-based compensation

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of revenue	$173	$190	$(17)	(9)%
Sales and marketing	440	479	(39)	(8)%
Research, development and engineering	396	399	(3)	(1)%
General and administrative	1,001	1,127	(126)	(11)%
Total	$2,010	$2,195	$(185)	(8)%

The decrease in stock-based compensation expense for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to a lower value of stock awards granted.

We anticipate incurring an additional $18,699 in stock-based compensation expense through March 31, 2025, for awards outstanding as of March 31, 2021.

Other income, net

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Other income, net	$10	$142	$(132)	(93)%
Other income, net (as % of total revenue)	0%	2%

The decrease in other income, net for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, was primarily due to lower interest rates earned on investments, partially offset by higher average investment balances.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the three month periods ended March 31, 2021 and 2020 was 0% because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2021, was $57,850, an increase of $2,211 from $55,639 as of December 31, 2020.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2021, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	March 31,	December 31,
	2021	2020
Working capital	$65,870	$74,056
Current ratio (1)	7.1:1	8.6:1
Cash, cash equivalents and short-term marketable securities	$70,501	$77,728
Long-term marketable securities	$159	$—
Total cash, cash equivalents and marketable securities	$70,660	$77,728

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $7,068 decrease in cash, cash equivalents and marketable securities at March 31, 2021, from December 31, 2020, resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock; and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, pre-refunded municipals, and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the three month periods ended March 31, 2021 and 2020.

Operating Cash Flow

The components of cash flows used in operating activities were:

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Net loss	$(8,222)	$(8,908)	$(686)	(8)%
Non-cash items	2,402	2,984	582	20%
Changes in operating assets and liabilities	(168)	175	343	196%
Net cash used in operating activities	$(5,988)	$(5,749)	$239	4%

Cash flows used in operating activities for the three month period ended March 31, 2021, increased by $239, compared to the corresponding three month period ended March 31, 2020, primarily as a result of lower non-cash items and changes in operating assets and liabilities, partially offset by a lower net loss. The decrease in non-cash items was primarily due to higher amortization of net discounts on marketable securities and lower stock-based compensation. The changes in operating assets and liabilities was largely due to timing of receipts from customers and payments to vendors.

Cash flows from investing activities for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, decreased by $12,948 from $4,815 provided to $8,133 used, primarily as a result of higher net purchases of marketable securities.

Cash flows used in financing activities for the three month period ended March 31, 2021, compared to the corresponding three month period ended March 31, 2020, increased by $841 from $29 to $870, primarily as a result of no issuances of common stock and no proceeds from stock option exercises during the three month period ended March 31, 2021, and higher purchases of our common stock due to a higher share price in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

Future Cash Expectations

We believe that our current cash, cash equivalents, and short-term marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic.

TCM Strategic Partners Transaction

On September 29, 2020, we entered into a Subscription Agreement with TCM Strategic Partners L.P. in a private placement to issue and sell 2,542 shares of our common stock and 17 shares of our newly designated Series B Convertible Preferred Stock (which subsequently converted into 1,198 shares of our common stock) for an aggregate purchase price of $53,500. We paid a total of $272 in stock issuance costs.

Paycheck Protection Program Loan

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

On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source Inc. (“the Lender”), who will be responsible for servicing the Note going forward, including administering loan forgiveness. We believe that we have used the entire amount of the Note to fund expenses eligible for forgiveness under the PPP, and on September 15, 2020, we filed our application for 100% forgiveness of the Note. Our application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. We have not received any notification from the SBA on the status of their review. Principal and interest payments can be deferred until the forgiveness process is completed as no payments would be required if the Note is forgiven.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of March 31, 2021, we had sold 498 shares at an average price of $46.36 under this Equity Distribution Agreement, totaling $23,067 of cash proceeds, less $544 of commissions and $645 of stock issuance costs. As of March 31, 2021, there is $6,932 available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3, that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of March 31, 2021, there is $97,892 available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

We are party to an operating lease for our facility in Beaverton, Oregon. As amended in July 2015, the term of this lease runs through March 2024, with remaining rent payments totaling $2,504, payable in monthly installments.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2020 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•

our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health, and consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	the timing and potential for forgiveness of the Note under the terms of the PPP and the possible impact of any audit or review related to the Note;
•	the potential impact of COVID-19 on projects with our Commercial customers and partners;
•	the concentration of most of our revenue among few customers;
•	and the trends and sources of future revenue;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
•	our beliefs regarding potential outcomes of participating in the AIM HolyGrail 2.0 initiative;
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

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. “Risk Factors” of our 2020 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2020 Annual Report. The risks and uncertainties described in our 2020 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2021, there have been no material changes to the risk factors previously disclosed in our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2021:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2021 to January 31, 2021	—	$—	—	$—
Month 2
February 1, 2021 to February 28, 2021	19,644	$44.36	—	$—
Month 3
March 1, 2021 to March 31, 2021	—	$—	—	$—
Total	19,644	$44.36	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC*
10.2	Separation Agreement and General Release, effective as of April 12, 2021, between Digimarc Corporation and Bruce Davis
10.3	Employment Agreement, effective as of April 12, 2021, between Digimarc Corporation and Riley McCormack
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2021	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)