Form 10-Q
period 2021-06-30
Digimarc CORP
filed 2021-08-06
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 28, 2021, there were 16,930,460 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$21,358	$19,696
Marketable securities	39,592	58,032
Trade accounts receivable, net	4,590	3,907
Other current assets	1,805	2,197
Total current assets	67,345	83,832
Marketable securities	157	—
Property and equipment, net	3,082	3,272
Intangibles, net	6,606	6,612
Goodwill	1,114	1,114
Other assets	2,244	2,198
Total assets	$80,548	$97,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,428	$2,827
Note payable, current	5,091	3,947
Deferred revenue	2,659	3,002
Total current liabilities	12,178	9,776
Lease liability and other long-term liabilities	3,128	2,295
Note payable, long-term	—	1,118
Total liabilities	15,306	13,189
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2021 and December 31, 2020)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 16,943 and 16,735 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	17	17
Additional paid-in capital	260,071	255,024
Accumulated deficit	(194,896)	(171,252)
Total shareholders’ equity	65,242	83,839
Total liabilities and shareholders’ equity	$80,548	$97,028

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue:
Service	$3,791	$3,892	$7,575	$7,630
Subscription	2,487	2,605	5,403	5,056
Total revenue	6,278	6,497	12,978	12,686
Cost of revenue:
Service	1,515	1,601	3,085	3,285
Subscription	534	512	1,325	1,026
Total cost of revenue	2,049	2,113	4,410	4,311
Gross profit	4,229	4,384	8,568	8,375
Operating expenses:
Sales and marketing	6,277	4,633	11,218	9,879
Research, development and engineering	4,213	4,208	8,344	8,641
General and administrative	9,175	3,081	12,668	6,448
Total operating expenses	19,665	11,922	32,230	24,968
Operating loss	(15,436)	(7,538)	(23,662)	(16,593)
Other income, net	18	79	28	221
Loss before income taxes	(15,418)	(7,459)	(23,634)	(16,372)
Benefit (provision) for income taxes	(4)	(2)	(10)	3
Net loss	$(15,422)	$(7,461)	$(23,644)	$(16,369)
Earnings (loss) per common share:
Loss per common share — basic	$(0.94)	$(0.62)	$(1.44)	$(1.36)
Loss per common share — diluted	$(0.94)	$(0.62)	$(1.44)	$(1.36)
Weighted average common shares outstanding — basic	16,430	12,108	16,382	12,073
Weighted average common shares outstanding — diluted	16,430	12,108	16,382	12,073

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended June 30, 2021:
BALANCE AT MARCH 31, 2021	10	$50	16,850	$17	$256,200	$(179,474)	$76,793
Exercise of stock options	—	—	70	—	1,075	—	1,075
Issuance of restricted common stock	—	—	44	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—
Forfeiture of restricted common stock	—	—	(16)	—	—	—	—
Purchase and retirement of common stock	—	—	(117)	—	(3,979)	—	(3,979)
Stock-based compensation	—	—	—	—	6,775	—	6,775
Net loss	—	—	—	—	—	(15,422)	(15,422)
BALANCE AT JUNE 30, 2021	10	$50	16,943	$17	$260,071	$(194,896)	$65,242

Three months ended June 30, 2020:
BALANCE AT MARCH 31, 2020	10	$50	12,645	$13	$190,303	$(147,623)	$42,743
Issuance of restricted common stock	—	—	43	—	—	—	—
Forfeiture of restricted common stock	—	—	(4)	—	—	—	—
Purchase and retirement of common stock	—	—	(25)	—	(382)	—	(382)
Stock-based compensation	—	—	—	—	2,377	—	2,377
Net loss	—	—	—	—	—	(7,461)	(7,461)
BALANCE AT JUNE 30, 2020	10	$50	12,659	$13	$192,298	$(155,084)	$37,277

Six months ended June 30, 2021:
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$83,839
Exercise of stock options	—	—	70	—	1,075	—	1,075
Issuance of restricted common stock	—	—	198	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—
Forfeiture of restricted common stock	—	—	(35)	—	—	—	—
Purchase and retirement of common stock	—	—	(137)	—	(4,849)	—	(4,849)
Stock-based compensation	—	—	—	—	8,821	—	8,821
Net loss	—	—	—	—	—	(23,644)	(23,644)
BALANCE AT JUNE 30, 2021	10	$50	16,943	$17	$260,071	$(194,896)	$65,242

Six months ended June 30, 2020:
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of common stock, net of issuance costs	—	—	28	1	573	—	574
Exercise of stock options	—	—	8	—	135	—	135
Issuance of restricted common stock	—	—	229	—	—	—	—
Forfeiture of restricted common stock	—	—	(4)	—	—	—	—
Purchase and retirement of common stock	—	—	(48)	—	(1,120)	—	(1,120)
Stock-based compensation	—	—	—	—	4,607	—	4,607
Net loss	—	—	—	—	—	(16,369)	(16,369)
BALANCE AT JUNE 30, 2020	10	$50	12,659	$13	$192,298	$(155,084)	$37,277

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,644)	$(16,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	717	745
Amortization and write-off of intangibles	345	431
Amortization of right of use assets under operating leases	240	233
Amortization of net premiums and (discounts) on marketable securities	(498)	96
Stock-based compensation	8,747	4,522
Changes in operating assets and liabilities:
Trade accounts receivable	(950)	445
Other current assets	392	361
Other assets	(19)	85
Accounts payable and other accrued liabilities	1,859	(155)
Deferred revenue	(331)	(500)
Lease liability and other long-term liabilities	656	24
Net cash used in operating activities	(12,486)	(10,082)
Cash flows from investing activities:
Purchase of property and equipment	(569)	(456)
Capitalized patent costs	(290)	(311)
Maturity of marketable securities	49,722	26,439
Purchase of marketable securities	(30,941)	(19,490)
Net cash provided by investing activities	17,922	6,182
Cash flows from financing activities:
Proceeds from note payable	—	5,032
Issuance of common stock, net of issuance costs	—	574
Exercise of stock options	—	135
Purchase of common stock	(3,774)	(1,120)
Net cash provided by (used in) financing activities	(3,774)	4,621
Net increase in cash and cash equivalents	1,662	721
Cash and cash equivalents at beginning of period	19,696	11,213
Cash and cash equivalents at end of period	$21,358	$11,934
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(31)	$12
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$(67)	$(26)
Stock-based compensation capitalized to software and patent costs	$74	$85
Cashless exercise of stock options	$1,075	$—

The accompanying notes are an integral part of these consolidated financial statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a pioneer in the automatic identification of media, including packaging, other commercial print, digital images, audio and video. The Digimarc Platform takes industry beyond the barcode, providing innovative and comprehensive automatic identification software and services to simplify search and transform information discovery. The Digimarc Platform enables applications that benefit retailers and consumer brands, national and state government agencies, media and entertainment industries, and others.

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2021 and 2020, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$18,515	$—	$—	$18,515
Commercial paper	—	22,287	—	22,287
Pre-refunded municipals	—	14,395	—	14,395
Corporate notes	—	3,068	—	3,068
Total	$18,515	$39,750	$—	$58,265

December 31, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$10,988	$—	$—	$10,988
Commercial paper	—	36,478	—	36,478
Pre-refunded municipals	—	26,697	—	26,697
Corporate notes	—	2,437	—	2,437
Total	$10,988	$65,612	$—	$76,600

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2021, were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$58,265	$58,108	$157	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and pre-refunded municipals totaling $18,516 and $18,568 at June 30, 2021, and December 31, 2020, respectively. Cash equivalents are carried at either cost or amortized cost, depending on the type of security, which approximates fair value.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Government
Service	$3,522	$3,713	$7,107	$7,365
Subscription	300	300	600	600
Total Government	3,822	4,013	7,707	7,965
Commercial
Service	$269	$179	$468	$265
Subscription	2,187	2,305	4,803	4,456
Total Commercial	2,456	2,484	5,271	4,721
Total	$6,278	$6,497	$12,978	$12,686

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

The following table provides information about contract liabilities from contracts with customers:

	June 30,	December 31,
	2021	2020
Deferred revenue, current	$2,659	$3,002
Deferred revenue, long-term	42	30
Total	$2,701	$3,032

The Company recognized $2,010 of revenue during the six months ended June 30, 2021, that was included in the contract liability balance as of December 31, 2020.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $16,645 and $17,921 as of June 30, 2021, and December 31, 2020, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Domestic	$1,640	$1,856	$3,362	$3,615
International (1)	4,638	4,641	9,616	9,071
Total	$6,278	$6,497	$12,978	$12,686

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Central Banks	61%	62%	59%	63%
Walmart Inc.	13%	12%	12%	12%

Long-Lived Assets by Geographical Area

The Company’s long-lived assets are all domiciled in the U.S.

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock option grants and restricted stock, restricted stock unit, and performance restricted stock unit awards.

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

 There were no stock options granted during the three and six months ended June 30, 2021 and 2020.

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

There were no RSUs granted during the three and six months ended June 30, 2021 and 2020.

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

There were no PRSUs granted during the three and six months ended June 30, 2021 and 2020.

On April 12, 2021, Bruce Davis notified the Company of his intention to retire as the Company’s President and Chief Executive Officer and as Chairman and a member of the Board of Directors effective April 12, 2021 (the “Transition Date”). In connection with his retirement, the Company entered into a Separation Agreement and General Release with Mr. Davis (the “Separation Agreement”), dated April 12, 2021. Pursuant to the Separation Agreement, Mr. Davis agreed to release certain claims he may have against the Company and other released parties, and Mr. Davis’s stock options, restricted stock and RSUs that vest solely based on continued service, and PRSUs that were earned and remained subject to time-based vesting, immediately vested with respect to the number of shares that would have vested if Mr. Davis’s employment had continued for an additional twenty-four months from the Transition Date, and his right to exercise vested stock options will expire on the earliest of (i) twenty-eight months from the Transition Date, (ii) the latest date the particular stock option could have expired by its original terms under any circumstances, or (iii) the tenth anniversary of the original date of grant of the particular stock option.

The terms of the Separation Agreement resulted in the acceleration of vesting for 137 stock options, 30 RSUs, and 82 PRSUs and the forfeiture of 35 stock options, 15 RSUs, and 42 PRSUs. The terms of the Separation Agreement also resulted in a modification to all outstanding stock options, as the expiration date for exercise of the options were extended beyond the original terms of the options, and 21 PRSUs were modified to provide for accelerated vesting. In accordance with ASC 718, Compensation –

Stock Compensation, the Company calculated the fair value of the modified stock options and PRSUs and calculated the fair value of the original stock options and PRSUs immediately before the modification. The Company recorded additional stock-based compensation expense of $1,926 upon modification of these awards.

The Company incurred $3,990 of stock-based compensation expense, including the impact of the modified awards, during the three and six months ended June 30, 2021, associated with the Separation Agreement.

Stock-Based Compensation

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Stock-based compensation:
Cost of revenue	$178	$196	$351	$386
Sales and marketing	1,550	604	1,990	1,083
Research, development and engineering	405	402	801	801
General and administrative	4,604	1,125	5,605	2,252
Stock-based compensation expense	6,737	2,327	8,747	4,522
Capitalized to software and patent costs	38	50	74	85
Total stock-based compensation	$6,775	$2,377	$8,821	$4,607

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	June 30,	December 31,
	2021	2020
Total unrecognized compensation costs	$13,411	$14,416

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2021, for stock option, restricted stock, RSU, and PRSU awards over weighted average periods through June 30, 2025, as follows:

	Stock	Restricted
	Options	Stock	RSUs	PRSUs
Weighted average period	—	1.37 years	—	—

As of June 30, 2021, under the Company’s stock-based compensation plan, an additional 859 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PRSU awards.

Stock Option Activity

The following table reconciles the outstanding balance of stock option awards:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
For the three and six months ended June 30, 2021:	Options	Price	Fair Value	Value
Outstanding at December 31, 2020 and March 31, 2021	305	$27.94	$12.65
Granted	—	—	—
Exercised	(70)	15.36	10.42
Forfeited or expired	(35)	15.36	7.36
Outstanding at June 30, 2021	200	$34.55	$15.43	$395
Exercisable at June 30, 2021	200	$34.55		$395
Unvested at June 30, 2021	—	$—		$—

The aggregate intrinsic value is based on the closing price of $33.50 per share of Digimarc common stock on June 30, 2021, which would have been received by the optionees had all of the options with exercise prices less than $33.50 per share been exercised on that date.

Restricted Stock Activity

The following tables reconcile the unvested balance of restricted stock awards:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2021:	Shares	Fair Value
Unvested balance, March 31, 2021	501	$33.25
Granted	44	$30.42
Vested	(71)	$26.94
Forfeited	(16)	$39.63
Unvested balance, June 30, 2021	458	$33.76

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2021:	Shares	Fair Value
Unvested balance, December 31, 2020	416	$28.20
Granted	198	$40.95
Vested	(121)	$27.42
Forfeited	(35)	$30.34
Unvested balance, June 30, 2021	458	$33.76

The following table indicates the fair value of all restricted stock awards that vested:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Fair value of restricted stock awards vested	$2,285	$1,260	$4,460	$3,071

Restricted Stock Units Activity

The following table reconciles the unvested balance of RSU awards:

		Weighted
		Average
	Number of	Grant Date
For the three and six months ended June 30, 2021:	Units	Fair Value
Unvested balance, December 31, 2020 and March 31, 2021	45	$15.36
Granted	—	$—
Vested	(30)	15.36
Forfeited	(15)	$15.36
Unvested balance, June 30, 2021	—	$—

The fair value of RSUs vested was $1,050 for the three and six months ended June 30, 2021.

Performance Restricted Stock Units Activity

The following table reconciles the unvested balance of PRSU awards:

		Weighted
		Average
	Number of	Grant Date
For the three and six months ended June 30, 2021:	Units	Fair Value
Unvested balance, December 31, 2020 and March 31, 2021	124	$11.08
Granted	—	$—
Vested (1)	(82)	15.54
Forfeited	(42)	11.08
Unvested balance, June 30, 2021	—	$—

(1)	Includes the impact of the modification of 21 PRSUs which were cancelled and reissued at a grant date fair value of $28.93.

The fair value of PRSUs vested was $2,886 for the three and six months ended June 30, 2021.

6. Shareholders’ Equity

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000.

There were no shares sold for the three and six months ended June 30, 2021.

For the six months ended June 30, 2020, the Company sold 28 shares at an average price of $21.92 under the Equity Distribution Agreement totaling $611 of cash proceeds, less $14 of commissions and $23 of stock issuance costs, for net cash proceeds of $574.

As of June 30, 2021, there was $6,932 available for future issuance under the Equity Distribution Agreement.

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

The following table reconciles earnings (loss) per common share:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Basic Earnings (Loss) per Common Share:
Loss to common shares — basic	$(15,422)	$(7,461)	$(23,644)	$(16,369)
Weighted average common shares outstanding — basic	16,430	12,108	16,382	12,073
Basic earnings (loss) per common share	$(0.94)	$(0.62)	$(1.44)	$(1.36)

Diluted Earnings (Loss) per Common Share:
Net loss attributable to common shares — diluted	$(15,422)	$(7,461)	$(23,644)	$(16,369)
Weighted average common shares outstanding — diluted	16,430	12,108	16,382	12,073
Diluted earnings (loss) per common share	$(0.94)	$(0.62)	$(1.44)	$(1.36)

The following table indicates the common stock equivalents related to stock options, RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Anti-dilutive shares due to:
Exercise prices higher than the average market price	100	550	100	550
Net loss	—	—	61	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	June 30,	December 31,
	2021	2020
Trade accounts receivable, current	$4,615	$3,932
Trade accounts receivable, long-term	267	—
Allowance for doubtful accounts	(25)	(25)
Trade accounts receivable, net	$4,857	$3,907
Unpaid deferred revenue included in trade accounts receivable	$715	$1,711

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2021	2020
Central Banks	47%	69%
Walmart, Inc	15%	*

*	Less than 10%

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

	June 30,	December 31,
	2021	2020
Office furniture and fixtures	$1,650	$1,650
Software	5,354	5,004
Equipment	5,131	4,967
Leasehold improvements	1,658	1,658
Gross property and equipment	13,793	13,279
Less accumulated depreciation and amortization	(10,711)	(10,007)
Property and equipment, net	$3,082	$3,272

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2021 and 2020.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2021	2020
Capitalized patent costs	17-20	$9,967	$9,708
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Gross intangible assets		12,067	11,808
Accumulated amortization		(5,461)	(5,196)
Intangibles, net		$6,606	$6,612

11. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.” The Company leases its corporate offices in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of June 30, 2021, totaling $2,305, payable in monthly installments.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2021	2020
Right of use assets	$1,553	$1,793
Lease liabilities, current	$703	$663
Lease liabilities, long-term	$1,412	$1,772

Weighted-average remaining life	2.7 years	3.2 years
Weighted-average discount rate	8%	8%

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Operating lease expense	$253	$253	$510	$516
Cash paid for operating leases	$294	$296	$591	$623

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of June 30, 2021:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2021	$423
2022	862
2023	867
2024	218
2025	—
Thereafter	—
Total lease payments	2,370
Imputed interest	(255)
Total minimum lease payments	$2,115

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

On September 15, 2020, the Company filed its application for 100% forgiveness of the Note. The application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. The Company has not received any notification from the SBA on the status of the SBA’s review other than receiving a request for additional supporting documentation, which the Company has submitted. Principal and interest payments can be deferred until the forgiveness process is completed.

The following table provides information about the Note:

	June 30,	December 31,
	2021	2020
Note payable	$5,032	$5,032
Accrued interest	59	33
Total	$5,091	$5,065

Note payable, current	$5,091	$3,947
Note payable, long-term	—	1,118
Total	$5,091	$5,065

13. Income Taxes

The provision for income taxes for the six months ended June 30, 2021 and 2020 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the six months ended June 30, 2021 and 2020 was 0%. The valuation allowance against net deferred tax assets as of June 30, 2021, was $61,152, an increase of $5,513 from $55,639 as of December 31, 2020.

Excess tax benefits of $3,101 and $3,897 were recognized in the provision for income taxes for the three and six months ended June 30, 2021, respectively, which were offset by $3,101 and $3,897 of valuation allowance, respectively. Excess tax deficiencies of $1,003 and $748 were recognized in the provision for income taxes for the three and six months ended June 30, 2020, respectively, which were offset by $1,003 and $748, of valuation allowance, respectively.

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

Digimarc, Digimarc Barcode and Digimarc Discover are registered trademarks of Digimarc Corporation.

Overview

Digimarc Corporation is a pioneer in the automatic identification of media, including packaging, other commercial print, digital images, audio and video. The Digimarc Platform takes industry beyond the barcode, providing innovative and comprehensive automatic identification software and services to simplify search and transform information discovery. The Digimarc Platform enables applications that benefit retailers and consumer brands, national and state government agencies, media and entertainment industries, and others.

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

Our intellectual property contains many innovations in digital watermarking, object content recognition, digital rights management, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of June 30, 2021. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

•

Recycling: Digimarc works with leading consumer brands to optimize packaging for the circular economy. Digimarc Barcode enables better detection and sortation of plastics, improving the economics and efficiencies of the recycling value chain. And, as part of the Association des Industries de Marque (“AIM”) HolyGrail 2.0 project focused on pioneering the use of digital watermarks, Digimarc can better enable companies to reach their recycling and sustainability goals.

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

COVID-19 Pandemic

The COVID-19 pandemic poses significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, we received a loan on April 16, 2020 under the Paycheck Protection Program (“PPP”). On September 15, 2020, we filed our application for 100% forgiveness of the loan. Our application was reviewed by the lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. We have not received any notification from the SBA on the status of the SBA’s review other than receiving a request for additional supporting documentation, which we have submitted.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2020 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six month periods ended June 30, 2021, and all changes discussed with respect to such periods reflect changes compared to the three and six month periods ended June 30, 2020.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Percentages are percent of total revenue
Revenue:
Service	60%	60%	58%	60%
Subscription	40	40	42	40
Total revenue	100	100	100	100
Cost of revenue:
Service	24	25	24	26
Subscription	9	8	10	8
Total cost of revenue	33	33	34	34
Gross profit	67	67	66	66
Operating expenses:
Sales and marketing	100	71	86	78
Research, development and engineering	67	65	64	68
General and administrative	146	47	98	51
Total operating expenses	313	184	248	197
Operating loss	(246)	(116)	(182)	(131)
Other income, net	0	1	0	2
Loss before income taxes	(246)	(115)	(182)	(129)
Benefit (provision) for income taxes	(0)	(0)	(0)	0
Net loss	(246%)	(115%)	(182%)	(129%)

Summary

Total revenue for the three month period ended June 30, 2021, decreased 3% to $6.3 million, compared to the corresponding three month period ended June 30, 2020, primarily as a result of lower revenue from Government services and Commercial subscriptions, partially offset by higher Commercial services revenue.

Total revenue for the six month period ended June 30, 2021, increased 2% to $13.0 million, compared to the corresponding six month period ended June 30, 2020, primarily as a result of higher revenue from Commercial subscription and services, partially offset by lower revenue from Government services.

Total operating expenses for the three month period ended June 30, 2021, increased 65% to $19.7 million, compared to the corresponding three month period ended June 30, 2020, primarily as a result of $7.5 million of non-recurring costs incurred during the three month period ended June 30, 2021. These costs were associated with the Separation Agreement and General Release (“Separation Agreement”) we entered into with our former chief executive officer, Bruce Davis, on April 12, 2021 upon his retirement, and severance costs incurred for organizational changes we made in June 2021. Excluding these non-recurring costs, operating expenses increased 2% to $12.2 million, reflecting higher consulting and legal costs, partially offset by lower recurring compensation costs.

Total operating expense for the six month period ended June 30, 2021, increased 29% to $32.2 million, compared to the corresponding six month period ended June 30, 2020, primarily as a result of the $7.5 million of non-recurring costs noted above for the three month period ended June 30, 2021. Excluding these non-recurring costs, operating expenses decreased 1% to $24.7 million, reflecting lower travel and recurring compensation costs, partially offset by higher consulting, recruiting and legal costs.

Revenue

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenue:
Service	$3,791	$3,892	$(101)	(3)%	$7,575	$7,630	$(55)	(1)%
Subscription	2,487	2,605	(118)	(5)%	5,403	5,056	347	7%
Total	$6,278	$6,497	$(219)	(3)%	$12,978	$12,686	$292	2%
Revenue (as % of total revenue):
Service	60%	60%			58%	60%
Subscription	40%	40%			42%	40%
Total	100%	100%			100%	100%

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

The decreases in service revenue for the three and six month periods ended June 30, 2021, compared to the corresponding three and six month periods ended June 30, 2020, were primarily due to decreases in services to the Central Banks as a result of the timing of program work, partially offset by growth in service revenue from Commercial customers.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The decrease in subscription revenue for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was primarily due to lower revenue from Commercial customers.

The increase in subscription revenue for six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to entering into a contract with a new Commercial customer. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Revenue by geography

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,640	$1,856	$(216)	(12)%	$3,362	$3,615	$(253)	(7)%
International	4,638	4,641	(3)	(0)%	9,616	9,071	545	6%
Total	$6,278	$6,497	$(219)	(3)%	$12,978	$12,686	$292	2%
Revenue (as % of total revenue):
Domestic	26%	29%			26%	28%
International	74%	71%			74%	72%
Total	100%	100%			100%	100%

The decreases in domestic revenue for the three and six month periods ended June 30, 2021, compared to the corresponding three and six month periods ended June 30, 2020, were primarily due to lower service and subscription revenue from our domestic customers.

The decrease in international revenue for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was primarily due to a decrease in services to the Central Banks as a result of the timing of program work, partially offset by higher service and subscription revenue from our other international customers.

The increase in international revenue for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to entering into a contract with a new international Commercial customer. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Revenue by market

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Government:
Service	$3,522	$3,713	$(191)	(5)%	$7,107	$7,365	$(258)	(4)%
Subscription	300	300	—	—%	$600	$600	—	—%
Total Government	$3,822	$4,013	$(191)	(5)%	$7,707	$7,965	$(258)	(3)%
Commercial:
Service	$269	$179	$90	50%	$468	$265	$203	77%
Subscription	2,187	2,305	(118)	(5)%	$4,803	$4,456	347	8%
Total Commercial	$2,456	$2,484	$(28)	(1)%	$5,271	$4,721	$550	12%
Total	$6,278	$6,497	$(219)	(3)%	$12,978	$12,686	$292	2%

The decreases in Government revenue for the three and six month periods ended June 30, 2021, compared to the corresponding three and six month periods ended June 30, 2020, were due to timing of program work with the Central Banks.

The decrease in Commercial revenue for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was insignificant.

The increase in Commercial revenue for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to entering into a contract with a new Commercial customer. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for machinery, equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	license fees paid to technology solution providers when we sell a combined solution;
•	Internet service provider connectivity charges and image search data fees to support our subscription products; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross profit

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Gross Profit:
Service	$2,276	$2,291	$(15)	(1)%	$4,490	$4,345	$145	3%
Subscription	1,953	2,093	(140)	(7)%	4,078	4,030	48	1%
Total	$4,229	$4,384	$(155)	(4)%	$8,568	$8,375	$193	2%
Gross Profit (as % of related revenue):
Service	60%	59%			59%	57%
Subscription	79%	80%			75%	80%
Total	67%	67%			66%	66%

The change in total gross profit for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was primarily due to lower revenue.

The change in total gross profit for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to higher revenue partially offset by higher costs.

The increases in service gross profit as a percentage of service revenue for the three and six month periods ended June 30, 2021, compared to the corresponding three and six month periods ended June 30, 2020, were primarily due to lower costs on Commercial service contracts.

The decrease in subscription gross profit as a percentage of subscription revenue for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was primarily due to lower subscription revenue.

The decrease in subscription gross profit as a percentage of subscription revenue for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to higher license fees to a technology solution provider, partially offset by higher subscription revenue.

Operating expenses

Sales and marketing

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Sales and marketing	$6,277	$4,633	$1,644	35%	$11,218	$9,879	$1,339	14%
Sales and marketing (as % of total revenue)	100%	71%			86%	78%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services, consulting and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was primarily due to:

•	non-recurring severance costs of $1.3 million related to organizational changes we made in June 2021;
•	increased consulting costs of $0.3 million.

The increase in sales and marketing expenses for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to:

•	non-recurring severance costs of $1.3 million related to organizational changes we made in June 2021;
•	increased consulting costs of $0.3 million;
•	increased recruiting costs of $0.1 million; partially offset by
•	decreased travel costs of $0.2 million due to travel restrictions related to the COVID-19 pandemic; and
•	decreased marketing costs of $0.1 million.

Research, development and engineering

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Research, development and engineering	$4,213	$4,208	$5	0%	$8,344	$8,641	$(297)	(3)%
Research, development and engineering (as % of total revenue)	67%	65%			64%	68%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was insignificant.

The decrease in research, development and engineering expenses for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to decreased compensation costs of $0.3 million reflecting lower headcount.

General and administrative

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
General and administrative	$9,175	$3,081	$6,094	198%	$12,668	$6,448	$6,220	96%
General and administrative (as % of total revenue)	146%	47%			98%	51%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company;
•	third party costs, including filing and governmental regulatory fees and outside legal fees and translation costs, related to the filing and maintenance of our intellectual property;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses for the three month period ended June 30, 2021, compared to the corresponding three month period ended June 30, 2020, was primarily due to:

•	non-recurring costs of $6.2 million associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement;
•	increased legal costs of $0.2 million, and
•	increased consulting costs of $0.2 million; partially offset by
•	decreased compensation costs of $0.5 million, reflecting lower compensation for our current chief executive officer partially offset by higher headcount; and
•	decreased write-off of patent costs of $0.1 million.

The increase in general and administrative expenses for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, was primarily due to:

•	non-recurring costs of $6.2 million associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement;
•	increased legal costs of $0.3 million, and
•	increased consulting costs of $0.2 million; partially offset by
•	decreased compensation costs of $0.4 million, reflecting lower compensation for our current chief executive officer partially offset by higher headcount; and
•	decreased write-off of patent costs of $0.1 million.

Stock-based compensation

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Cost of revenue	$178	$196	$(18)	(9)%	$351	$386	$(35)	(9)%
Sales and marketing	1,550	604	946	157%	1,990	1,083	907	84%
Research, development and engineering	405	402	3	1%	801	801	—	—%
General and administrative	4,604	1,125	3,479	309%	5,605	2,252	3,353	149%
Total	$6,737	$2,327	$4,410	190%	$8,747	$4,522	$4,225	93%

The increase in stock-based compensation expense for the three and six month periods ended June 30, 2021, compared to the corresponding three and six month periods ended June 30, 2020, was primarily due to the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement, and with the organizational changes we made in June 2021, partially offset by the lower value of stock awards granted to our current chief executive officer.

We anticipate incurring an additional $13,411 in stock-based compensation expense through June 30, 2025, for awards outstanding as of June 30, 2021.

Other income, net

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Other income, net	$18	$79	$(61)	(77)%	$28	$221	$(193)	(87)%
Other income, net (as % of total revenue)	0%	1%			0%	2%

The decreases in other income, net for the three and six month periods ended June 30, 2021, compared to the corresponding three and six month periods ended June 30, 2020, were primarily due to lower interest rates earned on investments, partially offset by higher average investment balances.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the six month periods ended June 30, 2021 and 2020 was 0% because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of June 30, 2021, was $61,152, an increase of $5,513 from $55,639 as of December 31, 2020.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2021, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	June 30,	December 31,
	2021	2020
Working capital	$55,167	$74,056
Current ratio (1)	5.5:1	8.6:1
Cash, cash equivalents and short-term marketable securities	$60,950	$77,728
Long-term marketable securities	$157	$—
Total cash, cash equivalents and marketable securities	$61,107	$77,728

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $16,621 decrease in cash, cash equivalents and marketable securities at June 30, 2021, from December 31, 2020, resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, performance restricted stock units and exercise of stock options; and
•	purchases of property and equipment and capitalized patent costs.

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

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the six month periods ended June 30, 2021 and 2020.

Operating Cash Flow

The components of cash flows used in operating activities were:

	Six	Six
	Months	Months
	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Net loss	$(23,644)	$(16,369)	$7,275	44%
Non-cash items	9,551	6,027	(3,524)	(58)%
Changes in operating assets and liabilities	1,607	260	(1,347)	(518)%
Net cash used in operating activities	$(12,486)	$(10,082)	$2,404	24%

Cash flows used in operating activities for the six month period ended June 30, 2021, increased by $2,404, compared to the corresponding six month period ended June 30, 2020, primarily as a result of a higher net loss partially offset by an increase in non-cash items and changes in operating assets and liabilities. The increase in non-cash items was primarily due to higher stock-based compensation related to the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer in April 2021, and with the organizational changes we made in June 2021, partially offset by higher amortization of net discounts on marketable securities. The changes in operating assets and liabilities was largely due to timing of receipts from customers and payments to vendors.

Cash flows provided by investing activities for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, increased by $11,740, from $6,182 to $17,922, primarily as a result of higher net maturities of marketable securities.

Cash flows from financing activities for the six month period ended June 30, 2021, compared to the corresponding six month period ended June 30, 2020, decreased by $8,395, from $4,621 provided to $3,774 used, primarily as a result of proceeds from the note payable issued under the Paycheck Protection Program in 2020, higher purchases of common stock in satisfaction of required withholding tax lability, and no issuances of common stock.

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

On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source Inc. (“the Lender”), who will be responsible for servicing the Note going forward, including administering loan forgiveness. We believe that we have used the entire amount of the Note to fund expenses eligible for forgiveness under the PPP, and on September 15, 2020, we filed our application for 100% forgiveness of the Note. Our application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. We have not received any notification from the SBA on the status of the SBA’s review other than receiving a request for additional supporting documentation, which we have submitted. Principal and interest payments can be deferred until the forgiveness process is completed as no payments would be required if the Note is forgiven.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of June 30, 2021, we had sold 498 shares at an average price of $46.36 under this Equity Distribution Agreement, totaling $23,067 of cash proceeds, less $544 of commissions and $645 of stock issuance costs. As of June 30, 2021, there is $6,932 available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of June 30, 2021, there is $97,892 available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

We are party to an operating lease for our facility in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of June 30, 2021, totaling $2,305, payable in monthly installments.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2020 Annual Report. The risks and uncertainties described in our 2020 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2021, there have been no material changes to the risk factors previously disclosed in our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2021:

				(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2021 to April 30, 2021	53,356	$35.00	—	$—
Month 2
May 1, 2021 to May 31, 2021	18,635	$30.50	—	$—
Month 3
June 1, 2021 to June 30, 2021	13,799	$33.89	—	$—
Total	85,790	$33.85	—	$—

(1)

Stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon stock option exercise, and vesting of restricted stock, including restricted stock units and performance restricted stock units, respectively.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1

Separation Agreement and General Release, effective as of April 12, 2021, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

10.2

Employment Agreement, effective as of April 12, 2021, between Digimarc Corporation and Riley McCormack (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

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

Date: August 5, 2021	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)