Form 10-Q
period 2021-09-30
Digimarc CORP
filed 2021-11-15
CIK 1438231

Al

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 8, 2021, there were 16,931,632 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$25,155	$19,696
Marketable securities	19,037	58,032
Trade accounts receivable, net	4,110	3,907
Other current assets	2,550	2,197
Total current assets	50,852	83,832
Marketable securities	8,298	—
Property and equipment, net	2,962	3,272
Intangibles, net	6,614	6,612
Goodwill	1,114	1,114
Other assets	2,112	2,198
Total assets	$71,952	$97,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,236	$2,827
Deferred revenue	2,146	3,002
Note payable, current	—	3,947
Total current liabilities	6,382	9,776
Lease liability and other long-term liabilities	2,685	2,295
Note payable, long-term	—	1,118
Total liabilities	9,067	13,189
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2021 and December 31, 2020)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 16,933 and 16,735 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	17	17
Additional paid-in capital	260,585	255,024
Accumulated deficit	(197,767)	(171,252)
Total shareholders’ equity	62,885	83,839
Total liabilities and shareholders’ equity	$71,952	$97,028

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue:
Service	$3,932	$3,352	$11,507	$10,982
Subscription	2,485	2,399	7,888	7,455
Total revenue	6,417	5,751	19,395	18,437
Cost of revenue:
Service	1,630	1,406	4,715	4,691
Subscription	567	522	1,892	1,548
Total cost of revenue	2,197	1,928	6,607	6,239
Gross profit	4,220	3,823	12,788	12,198
Operating expenses:
Sales and marketing	4,647	4,538	15,865	14,417
Research, development and engineering	4,586	4,662	12,930	13,303
General and administrative	2,943	3,009	15,611	9,457
Total operating expenses	12,176	12,209	44,406	37,177
Operating loss	(7,956)	(8,386)	(31,618)	(24,979)
Other income:
Gain on extinguishment of note payable	5,094	—	5,094	—
Other income (loss)	(2)	36	26	257
Other income, net	5,092	36	5,120	257
Loss before income taxes	(2,864)	(8,350)	(26,498)	(24,722)
Benefit (provision) for income taxes	(7)	(2)	(17)	1
Net loss	$(2,871)	$(8,352)	$(26,515)	$(24,721)
Earnings (loss) per common share:
Loss per common share — basic	$(0.17)	$(0.68)	$(1.61)	$(2.04)
Loss per common share — diluted	$(0.17)	$(0.68)	$(1.61)	$(2.04)
Weighted average common shares outstanding — basic	16,520	12,241	16,428	12,129
Weighted average common shares outstanding — diluted	16,520	12,241	16,428	12,129

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended September 30, 2021:
BALANCE AT JUNE 30, 2021	10	$50	16,943	$17	$260,071	$(194,896)	$65,242
Exercise of stock options	—	—	100	—	2,955	—	2,955
Issuance of restricted common stock	—	—	25	—	—	—	—
Forfeiture of restricted common stock	—	—	(16)	—	—	—	—
Purchase and retirement of common stock	—	—	(119)	—	(4,079)	—	(4,079)
Stock-based compensation	—	—	—	—	1,638	—	1,638
Net loss	—	—	—	—	—	(2,871)	(2,871)
BALANCE AT SEPTEMBER 30, 2021	10	$50	16,933	$17	$260,585	$(197,767)	$62,885

Three months ended September 30, 2020:
BALANCE AT JUNE 30, 2020	10	$50	12,659	$13	$192,298	$(155,084)	$37,277
Issuance of common stock, net of issuance costs	—	—	2,676	2	38,027	—	38,029
Issuance of restricted common stock	—	—	13	—	—	—	—
Forfeiture of restricted common stock	—	—	(3)	—	—	—	—
Purchase and retirement of common stock	—	—	(29)	—	(448)	—	(448)
Stock-based compensation	—	—	—	—	2,667	—	2,667
Net loss	—	—	—	—	—	(8,352)	(8,352)
BALANCE AT SEPTEMBER 30, 2020	10	$50	15,316	$15	$232,544	$(163,436)	$69,173

Nine months ended September 30, 2021:
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$83,839
Exercise of stock options	—	—	170	—	4,030	—	4,030
Issuance of restricted common stock	—	—	223	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—
Forfeiture of restricted common stock	—	—	(51)	—	—	—	—
Purchase and retirement of common stock	—	—	(256)	—	(8,928)	—	(8,928)
Stock-based compensation	—	—	—	—	10,459	—	10,459
Net loss	—	—	—	—	—	(26,515)	(26,515)
BALANCE AT SEPTEMBER 30, 2021	10	$50	16,933	$17	$260,585	$(197,767)	$62,885

Nine months ended September 30, 2020:
BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of common stock, net of issuance costs	—	—	2,704	3	38,600	—	38,603
Exercise of stock options	—	—	8	—	135	—	135
Issuance of restricted common stock	—	—	242	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—
Purchase and retirement of common stock	—	—	(77)	—	(1,568)	—	(1,568)
Stock-based compensation	—	—	—	—	7,274	—	7,274
Net loss	—	—	—	—	—	(24,721)	(24,721)
BALANCE AT SEPTEMBER 30, 2020	10	$50	15,316	$15	$232,544	$(163,436)	$69,173

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,515)	$(24,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,051	1,112
Amortization and write-off of intangibles	525	612
Amortization of right of use assets under operating leases	364	352
Amortization of net premiums and (discounts) on marketable securities	605	(39)
Gain on extinguishment of note payable	(5,032)	—
Stock-based compensation	10,348	7,149
Changes in operating assets and liabilities:
Trade accounts receivable	(427)	999
Other current assets	(353)	60
Other assets	(54)	(45)
Accounts payable and other accrued liabilities	1,630	146
Deferred revenue	(847)	(1,092)
Lease liability and other long-term liabilities	242	236
Net cash used in operating activities	(18,463)	(15,231)
Cash flows from investing activities:
Purchase of property and equipment	(797)	(694)
Capitalized patent costs	(475)	(478)
Maturities of marketable securities	72,141	30,598
Purchases of marketable securities	(42,049)	(22,149)
Net cash provided by investing activities	28,820	7,277
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	38,603
Proceeds from note payable	—	5,032
Exercise of stock options	—	135
Purchase of common stock	(4,898)	(1,568)
Net cash provided by (used in) financing activities	(4,898)	42,202
Net increase in cash and cash equivalents	5,459	34,248
Cash and cash equivalents at beginning of period	19,696	11,213
Cash and cash equivalents at end of period	$25,155	$45,461
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(35)	$12
Supplemental schedule of non-cash investing and financing activities:
Property and equipment and patent costs in accounts payable	$(115)	$72
Common stock issuance costs in accounts payable	$—	$241
Stock-based compensation capitalized to software and patent costs	$111	$125
Cashless exercise of stock options	$4,030	$—
Gain on extinguishment of note payable	$(5,094)	$—

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$22,472	$—	$—	$22,472
Commercial paper	—	12,188	—	12,188
Corporate notes	—	7,542	—	7,542
Pre-refunded municipals	—	4,808	—	4,808
Federal agency notes	—	3,798	—	3,798
Total	$22,472	$28,336	$—	$50,808

December 31, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$10,988	$—	$—	$10,988
Commercial paper	—	36,478	—	36,478
Pre-refunded municipals	—	26,697	—	26,697
Corporate notes	—	2,437	—	2,437
Total	$10,988	$65,612	$—	$76,600

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2021, were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$50,808	$42,510	$8,298	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and pre-refunded municipals totaling $23,473 and $18,568 at September 30, 2021, and December 31, 2020, respectively. Cash equivalents are carried at either cost or amortized cost, depending on the type of security, which approximates fair value.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Government
Service	$3,279	$3,170	$10,386	$10,535
Subscription	300	300	900	900
Total Government	3,579	3,470	11,286	11,435
Commercial
Service	$653	$182	$1,121	$447
Subscription	2,185	2,099	6,988	6,555
Total Commercial	2,838	2,281	8,109	7,002
Total	$6,417	$5,751	$19,395	$18,437

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

The following table provides information about contract liabilities from contracts with customers:

	September 30,	December 31,
	2021	2020
Deferred revenue, current	$2,146	$3,002
Deferred revenue, long-term	39	30
Total	$2,185	$3,032

The Company recognized $2,471 of revenue during the nine months ended September 30, 2021, that was included in the contract liability balance as of December 31, 2020.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $16,383 and $17,921 as of September 30, 2021, and December 31, 2020, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Domestic	$1,678	$1,836	$5,040	$5,451
International (1)	4,739	3,915	14,355	12,986
Total	$6,417	$5,751	$19,395	$18,437

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Central Banks	55%	60%	58%	62%
Walmart Inc.	13%	14%	12%	13%

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

 Black Scholes option valuation inputs:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Stock price	$—	$15.36	$—	$15.36
Expected life (years)	—	3.25	—	3.25
Expected volatility	—	70.91%	—	70.91%
Risk-free interest rate	—	0.25%	—	0.25%
Expected dividend yield	—	0%	—	0%

There were no stock options granted during the three and nine months ended September 30, 2021.

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

There were no RSUs granted during the three and nine months ended September 30, 2021.

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

Monte Carlo valuation inputs:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Stock price	$—	$16.49	$—	$16.49
Expected volatility	—	72.50%	—	72.50%
Risk-free interest rate	—	0.14%	—	0.14%

There were no PRSUs granted during the three and nine months ended September 30, 2021.

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

The terms of the Separation Agreement resulted in the acceleration of vesting for 137 stock options, 30 RSUs, and 82 PRSUs and the forfeiture of 35 stock options, 15 RSUs, and 42 PRSUs. The terms of the Separation Agreement also resulted in a modification to all outstanding stock options, as the expiration date for exercise of the options were extended beyond the original terms of the options, and 21 PRSUs were modified to provide for accelerated vesting. In accordance with ASC 718, Compensation – Stock Compensation, the Company calculated the fair value of the modified stock options and PRSUs and calculated the fair value of the original stock options and PRSUs immediately before the modification. The Company recorded additional stock-based compensation expense of $1,926 upon modification of these awards during the second quarter ended June 30, 2021.

The Company incurred $3,990 of stock-based compensation expense, including the impact of the modified awards, during the second quarter ended June 30, 2021, associated with the Separation Agreement.

Stock-Based Compensation

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Stock-based compensation:
Cost of revenue	$164	$216	$515	$602
Sales and marketing	369	591	2,359	1,674
Research, development and engineering	401	694	1,202	1,495
General and administrative	667	1,126	6,272	3,378
Stock-based compensation expense	1,601	2,627	10,348	7,149
Capitalized to software and patent costs	37	40	111	125
Total stock-based compensation	$1,638	$2,667	$10,459	$7,274

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	September 30,	December 31,
	2021	2020
Total unrecognized compensation costs	$11,797	$14,416

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2021, for stock option, restricted stock, RSU, and PRSU awards over weighted average periods through September 30, 2025, as follows:

	Stock	Restricted
	Options	Stock	RSUs	PRSUs
Weighted average period	—	1.38 years	—	—

As of September 30, 2021, under the Company’s stock-based compensation plan, an additional 964 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PRSU awards.

Stock Option Activity

The following tables present the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three months ended September 30, 2021:	Options	Price	Fair Value	Value
Outstanding at June 30, 2021	200	$34.55	$15.43
Granted	—	$—	$—
Exercised	(100)	$29.55	$19.79
Forfeited or expired	—	$—	$—
Outstanding at September 30, 2021	100	$39.54	$22.23	$—

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Nine months ended September 30, 2021:	Options	Price	Fair Value	Value
Outstanding at December 31, 2020	305	$27.94	$12.65
Granted	—	$—	$—
Exercised	(170)	$23.71	$15.93
Forfeited or expired	(35)	$15.36	$7.36
Outstanding at September 30, 2021	100	$39.54	$22.23	$—
Exercisable at September 30, 2021	100	$39.54		$—

The aggregate intrinsic value is based on the closing price of $34.44 per share of Digimarc common stock on September 30, 2021, which would have been received by the optionees had all of the options with exercise prices less than $34.44 per share been exercised on that date.

Restricted Stock Activity

The following tables present the unvested restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2021:	Shares	Fair Value
Unvested balance, June 30, 2021	458	$33.76
Granted	25	$25.83
Vested	(78)	$32.58
Forfeited	(16)	$39.21
Unvested balance, September 30, 2021	389	$33.26

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2021:	Shares	Fair Value
Unvested balance, December 31, 2020	416	$28.20
Granted	223	$39.26
Vested	(199)	$29.43
Forfeited	(51)	$33.13
Unvested balance, September 30, 2021	389	$33.26

The fair value of vested restricted stock awards is as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Fair value of restricted stock awards vested	$2,188	$1,168	$6,648	$4,239

Restricted Stock Units Activity

The following table presents the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2021:	Units	Fair Value
Unvested balance, December 31, 2020	45	$15.36
Granted	—	$—
Vested	(30)	$15.36
Forfeited	(15)	$15.36
Unvested balance, September 30, 2021	—	$—

There was no RSU activity for the three months ended September 30, 2021.

The fair value of RSUs vested was $1,050 for the nine months ended September 30, 2021.

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU activity:

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2021:	Units	Fair Value
Unvested balance, December 31, 2020	124	$11.08
Granted	—	$—
Vested (1)	(82)	$15.54
Forfeited	(42)	$11.08
Unvested balance, September 30, 2021	—	$—

(1)	Includes the impact of the modification of 21 PRSUs which were cancelled and reissued at a grant date fair value of $28.93.

There was no PRSU activity for the three months ended September 30, 2021.

The fair value of PRSUs vested was $2,886 for the nine months ended September 30, 2021.

6. Shareholders’ Equity

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

On October 1, 2020, the Company also issued and sold 17 shares of its Series B Convertible Preferred Stock, par value $0.001 per share, for $16,970 of cash proceeds under the same Subscription Agreement and paid $84 in stock issuance costs.

On December 10, 2020, the Company held a Special Meeting of Shareholders that approved the issuance of 1,198 shares of the Company’s common stock upon the conversion of the Series B Convertible Preferred Stock, fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share.

In May 2019, the Company entered into an Equity Distribution Agreement, whereby the Company may sell from time to time through Wells Fargo Securities, LLC, as its sales agent, the Company’s common stock having an aggregate offering price of up to $30,000.

There were no shares sold for the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, the Company sold 162 shares at an average price of $16.80 under the Equity Distribution Agreement totaling $2,718 of cash proceeds, less $61 of commissions and $394 of stock issuance costs, for net cash proceeds of $2,263.

As of September 30, 2021, $6,932 remained available for future issuance under the Equity Distribution Agreement.

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

The following table reconciles earnings (loss) per common share:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Basic Earnings (Loss) per Common Share:
Net loss attributable to common shares — basic	$(2,871)	$(8,352)	$(26,515)	$(24,721)
Weighted average common shares outstanding — basic	16,520	12,241	16,428	12,129
Basic earnings (loss) per common share	$(0.17)	$(0.68)	$(1.61)	$(2.04)

Diluted Earnings (Loss) per Common Share:
Net loss attributable to common shares — diluted	$(2,871)	$(8,352)	$(26,515)	$(24,721)
Weighted average common shares outstanding — diluted	16,520	12,241	16,428	12,129
Diluted earnings (loss) per common share	$(0.17)	$(0.68)	$(1.61)	$(2.04)

The following table indicates the common stock equivalents related to stock options, RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Anti-dilutive shares due to:
Exercise prices higher than the average market price	100	550	100	550
Net loss	—	—	41	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	September 30,	December 31,
	2021	2020
Trade accounts receivable, current	$4,135	$3,932
Trade accounts receivable, long-term	224	—
Allowance for doubtful accounts	(25)	(25)
Trade accounts receivable, net	$4,334	$3,907
Unpaid deferred revenue included in trade accounts receivable	$590	$1,711

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2021	2020
Central Banks	51%	69%
Practical Methods	11%	0%

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

	September 30,	December 31,
	2021	2020
Office furniture and fixtures	$1,648	$1,650
Software	5,525	5,004
Equipment	5,167	4,967
Leasehold improvements	1,658	1,658
Gross property and equipment	13,998	13,279
Less accumulated depreciation and amortization	(11,036)	(10,007)
Property and equipment, net	$2,962	$3,272

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2021 and 2020.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2021	2020
Capitalized patent costs	17-20	$10,082	$9,708
Intangible assets acquired:
Purchased patents and intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Gross intangible assets		12,182	11,808
Accumulated amortization		(5,568)	(5,196)
Intangibles, net		$6,614	$6,612

11. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.” The Company leases its corporate offices in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of September 30, 2021, totaling $2,104, payable in monthly installments.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2021	2020
Right of use assets	$1,429	$1,793
Lease liabilities, current	$723	$663
Lease liabilities, long-term	$1,224	$1,772

Weighted-average remaining life	2.5 years	3.2 years
Weighted-average discount rate	8%	8%

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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Operating lease expense	$247	$270	$757	$786
Cash paid for operating leases	$289	$296	$880	$919

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of September 30, 2021:

Cash
Payment
Year ending December 31:	Obligations
Remaining in 2021	$214
2022	862
2023	867
2024	218
2025	—
Thereafter	—
Total lease payments	2,161
Imputed interest	(214)
Total minimum lease payments	$1,947

12. Note Payable

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

On September 29, 2021, the Company received confirmation from the Lender that the Note had been 100% forgiven with respect to both the principal of $5,032 and accrued interest of $62, and that the funds had been received from the SBA to pay off the Note. The SBA reserves the right to audit any PPP loan. The Company recognized a $5,094 gain on extinguishment of the Note within other income in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2021.

13. Income Taxes

The provision for income taxes for the three and nine month periods ended September 30, 2021 and 2020 reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the three and nine month periods ended September 30, 2021 and 2020 was 0%. The valuation allowance against net deferred tax assets as of September 30, 2021, was $61,993, an increase of $6,354 from $55,639 as of December 31, 2020.

Excess tax deficiency of $1,659 and excess tax benefit $2,238 were recognized in the provision for income taxes for the three and nine months ended September 30, 2021, respectively, which were offset by $1,659 and $2,238 of valuation allowance, respectively.

Excess tax deficiencies of $1,011 and $1,759 were recognized in the provision for income taxes for the three and nine months ended September 30, 2020, respectively, which were offset by $1,011 and $1,759, of valuation allowance, respectively.

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

15. Subsequent Event

On November 15, 2021 (the “Agreement Date”), the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, Evrythng Limited, a company registered in England (“Evrythng”), the sellers party thereto (such sellers, together with any other shareholders of Evrythng that become party to the Purchase Agreement after the Agreement Date, the “Sellers”), and Fortis Advisors LLC, as the Representative of the Sellers.

Upon the closing of the Purchase Agreement (the “Closing”), the Company will acquire all of Evrythng’s outstanding share capital for the consideration described below and Evrythng will become a wholly owned subsidiary of the Company (the “Acquisition”).

Upon the Closing, the Company will acquire all outstanding shares of Evrythng’s share capital held by the Sellers for (i) aggregate initial consideration of $50,000, subject to adjustments set forth in the Purchase Agreement, in the form of shares of Common Stock of the Company, par value $0.001 per share (“Company Common Stock”), and warrants to purchase shares of Company Common Stock (the “Company Warrants”) (collectively, the “Closing Consideration”), and (ii) subject to certain conditions, an additional number of shares of Company Common Stock (the “Second Payment Consideration”) as described below. The number of shares to be issued as Closing Consideration will be calculated based on a fixed value of $47.4823 per share (the “First Payment Stock Price”), which is the intraday volume-weighted average price of Company Common Stock as reported on the Nasdaq Global Market for the 20 consecutive trading days ending on (and including) the last trading day before the Agreement Date, as such daily volume-weighted average sales price per share is reported by Bloomberg L.P.  The Purchase Agreement provides that Sellers that are U.S. persons and not accredited investors may, at the Company’s option, receive cash as consideration in lieu of shares of Company Common Stock. The Closing Consideration is subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. The Company estimates that it will fund approximately $7,900 at Closing for the repayment of Evrythng’s outstanding indebtedness, transaction expenses and certain other liabilities, and the payment of cash consideration in lieu of shares as described above, net of Evrythng’s cash on hand (“Closing Costs”).

The Company Warrants issuable at Closing will be exercisable for a number of shares of Company Common Stock (the “Warrant Shares”) equal to approximately the quotient of (i) 1.3 times (1.3x) the Closing Costs, divided by (ii) the First Payment Stock Price. The aggregate exercise price of all the Company Warrants will be equal to the Closing Costs. The per share exercise price of the Company Warrants will be equal to the quotient of (i) the Closing Costs, divided by (ii) the total number of Warrant Shares. The Company Warrants will expire on the later of (i) March 27, 2022 and (ii) 45 days after the Resale Registration Statement (as defined below) is declared effective by the Securities and Exchange Commission, subject to extension under certain circumstances.

At the Closing, the Company will assume all vested options to purchase Evrythng capital shares that are held by U.S. persons that are not accredited investors. U.S. employees of Evrythng that are accredited investors and that hold vested options to purchase Evrythng capital shares will be given the opportunity to elect to have their options cancelled and exchanged for Company Common Stock. No other vested options of Evrythng will be assumed or exchanged. At the Closing, each unvested option to purchase Evrythng capital shares will be cancelled. Pursuant to the Purchase Agreement, the Company has agreed to grant replacement equity awards having substantially equivalent economic value and vesting terms as the cancelled unvested options, within 45 days following the closing date, to the holders of unvested Evrythng options that remain employed by Evrythng at the time of grant.

The Second Payment Consideration (if any) will be calculated in part based on whether Evrythng achieves annual recurring revenue, as defined in the Purchase Agreement, of $10,000 as of February 28, 2022 (the “Product ARR Milestone” and any amount by which Evrythng’s annual recurring revenue as of such date is less than $10,000 is referred to as the “Product ARR Shortfall”). The Second Payment Consideration (if any) will be issuable to the Sellers as follows:

(a)if the intraday volume-weighted average price of Company Common Stock as reported on the Nasdaq Global Market for the 20 consecutive trading days ending on (and including) September 22, 2022 (the “Second Payment Measurement Period” and such average stock price, the “Second Payment Stock Price”) is equal to or less than the First Payment Stock Price and the Product ARR Milestone is achieved, a number of shares of Company Common Stock equal to (i) $50,000 divided by (ii) the First Payment Stock Price (such quotient, the “Closing Share Number”);

(b)if the Second Payment Stock Price is equal to or less than the First Payment Stock Price and the Product ARR Milestone is not achieved, a number of shares of Company Common Stock equal to (i) (A) $50,000, minus (B) ten times (10x) the Product ARR Shortfall, divided by (ii) the First Payment Stock Price;

(c)if the Second Payment Stock Price is greater than the First Payment Stock Price but less than two times (2.0x) the First Payment Stock Price and the Product ARR Milestone is achieved, a number of shares of Company Common Stock equal to (i) $100,000, divided by the Second Payment Stock Price, minus (ii) the Closing Share Number;

(d)if the Second Payment Stock Price is greater than the First Payment Stock Price but less than two times (2.0x) the First Payment Stock Price and the Product ARR Milestone is not achieved, a number of shares of Company Common Stock equal to (i) (A) $100,000, minus ten times (10x) the Product ARR Shortfall, divided by (B) the Second Payment Stock Price, minus (ii) the Closing Share Number; or

(e)if the Second Payment Stock Price is greater than the First Payment Stock Price by two times (2.0x) or more, no consideration (i.e., there would be no Second Payment Consideration in this scenario, regardless of whether or not the Product ARR Milestone is achieved).

With respect to Evrythng’s potential achievement of the Product ARR Milestone, the Company has agreed, among other things, to operate the Evrythng business in good faith in order to support the achievement of the Product ARR Milestone, and not to take any action with the purpose of preventing the achievement of the Product ARR Milestone.

In addition, in connection with the Purchase Agreement, the Company is entering into a loan agreement with Evrythng (the “Bridge Loan Agreement”). Under the terms of the Bridge Loan Agreement, the Company has agreed to lend to Evrythng up to $2,000. Loans under the Bridge Loan Agreement may be requested by Evrythng, in minimum draw amounts of at least $250, until the earlier of (i) January 3, 2022, or (ii) the termination of the Purchase Agreement. Interest under the Bridge Loan Agreement will accrue at a rate of 1.00% per annum, provided that if the Purchase Agreement is terminated the interest rate will increase to 8.00% per annum, retroactive to the date of the Bridge Loan Agreement. The maturity date of the loans made under the Bridge Loan Agreement is November 14, 2022.

The Purchase Agreement contains customary representations, warranties and covenants by the Company, the Sellers and Evrythng. A portion of the aggregate consideration will be held back by the Company to secure any post-closing adjustments to the Closing Consideration and the indemnification obligations of the Sellers. The Company will obtain a representation and warranty insurance policy that covers certain representations and warranties made by the Sellers in the Purchase Agreement, subject to certain limitations and exclusions. The Closing is subject to various closing conditions, including, but not limited to, (a) the execution and delivery of the Purchase Agreement or a joinder thereto by each shareholder of Evrythng (or the valid transfer of any such shareholder’s shares effected through exercise of the drag-along provisions in Evrythng’s articles of association), (b) the execution and delivery of the Purchase Agreement or a joinder thereto by Evrythng’s convertible noteholders, pursuant to which the convertible noteholders would agree to accept shares of Company Common Stock in lieu of cash repayment, (c) the absence of any law, order or other legal restraint that is in effect and has the effect of making the Acquisition illegal or otherwise prohibits or prevents consummation of the Acquisition, (d) the shares of Company Common Stock to be issued in the Acquisition being approved for listing on the Nasdaq Global Market, (e) certain key employees of Evrythng remaining employed by Evrythng as of immediately prior to the Closing and no more than 20% of the total number of employees of Evrythng as of the Agreement Date having terminated their employment prior to the Closing, (f) the restrictive covenant agreements entered into by certain key employees of Evrythng on the Agreement Date not having been revoked or repudiated prior to the Closing, (g) Closing Costs not exceeding $8,000, (h) the accuracy of certain representations and warranties (subject to certain materiality exceptions) of certain of the Sellers and the Company contained in the Purchase Agreement and the compliance in all material respects by each party with the covenants contained in the Purchase Agreement, and (i) the absence of a material adverse effect with respect to each of Evrythng and the Company. The Closing is expected to occur in January 2022. Under the terms of the Purchase Agreement, the Company has agreed to file a Registration Statement on Form S-3 covering the resale of the shares of Company Common Stock to be issued as consideration to the Sellers (the “Resale Registration Statement”).

The Company intends to issue the shares of Company Common Stock and the Company Warrants described herein in reliance upon the exemptions from registration afforded by (i) Section 4(a)(2) and Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and (ii) Regulation S promulgated under the Securities Act.

The foregoing summary of the Purchase Agreement and the transactions contemplated thereby do not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Purchase Agreement, which will be filed as an exhibit on the earlier to be filed following the Closing of (i) the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 and (ii) the Resale Registration Statement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Digimarc that involve risks and uncertainties, including the expected completion of the transactions contemplated by the Purchase Agreement, the time frame in which this will occur, and the estimated cash costs to be funded by the Company. Statements regarding future events are based on the parties’ current expectations and are necessarily subject to associated risks related to, among other things, conditions to the Closing that may not be satisfied, the potential impact on the business of the Company due to the announcement of the acquisition, the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreement, changes to Evrythng’s financial condition (including any unknown or unexpected liabilities), and general economic conditions. Our actual results could differ materially from those anticipated in these forward-looking statements. See the discussion regarding forward-looking statements included in this Quarterly Report on Form 10-Q under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

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

Our intellectual property contains many innovations in digital watermarking, object content recognition, digital rights management, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of September 30, 2021. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

COVID-19 Pandemic

The COVID-19 pandemic poses significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, we received a loan on April 16, 2020 under the Paycheck Protection Program (“PPP”). On September 15, 2020, we filed our application for 100% forgiveness of the loan. Our application was reviewed by the lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. On September 29, 2021, we received confirmation from the lender, The Loan Source, Inc., that our PPP loan had been 100% forgiven with respect to both the principal of $5,032 and accrued interest of $62, and that the funds had been received from the SBA to pay off the loan. The SBA reserves the right to audit any PPP loan.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2020 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine month periods ended September 30, 2021, and all changes discussed with respect to such periods reflect changes compared to the three and nine month periods ended September 30, 2020.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Percentages are percent of total revenue
Revenue:
Service	61%	58%	59%	60%
Subscription	39	42	41	40
Total revenue	100	100	100	100
Cost of revenue:
Service	25	24	24	25
Subscription	9	9	10	8
Total cost of revenue	34	34	34	34
Gross profit	66	66	66	66
Operating expenses:
Sales and marketing	72	79	82	78
Research, development and engineering	71	81	67	72
General and administrative	46	52	80	51
Total operating expenses	190	212	229	202
Operating loss	(124)	(146)	(163)	(135)
Other income:
Gain on extinguishment of note payable	79	—	26	—
Other income (loss)	(—)	1	—	1
Other income, net	79	1	26	1
Loss before income taxes	(45)	(145)	(137)	(134)
Benefit (provision) for income taxes	(—)	(—)	(—)	—
Net loss	(45%)	(145%)	(137%)	(134%)

Summary

Total revenue for the three month period ended September 30, 2021, increased 12% to $6.4 million, compared to the corresponding three month period ended September 30, 2020, primarily as a result of higher revenue from Commercial and Government services.

Total revenue for the nine month period ended September 30, 2021, increased 5% to $19.4 million, compared to the corresponding nine month period ended September 30, 2020, primarily as a result of higher revenue from Commercial services and subscriptions, partially offset by lower revenue from Government services.

Total operating expenses for the three month period ended September 30, 2021, remained flat at $12.2 million, compared to the corresponding three month period ended September 30, 2020, primarily as a result of increased consulting and recruiting costs offset by severance costs incurred in the third quarter of 2020 related to organizational changes we made in July 2020.

Total operating expenses for the nine month period ended September 30, 2021, increased 19% to $44.4 million, compared to the corresponding nine month period ended September 30, 2020, primarily as a result of $6.2 million of non-recurring costs incurred during the second quarter ended June 30, 2021 related to the Separation Agreement and General Release (“Separation Agreement”) we entered into with our former chief executive officer on April 12, 2021 upon his retirement.

Revenue

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenue:
Service	$3,932	$3,352	$580	17%	$11,507	$10,982	$525	5%
Subscription	2,485	2,399	86	4%	7,888	7,455	433	6%
Total	$6,417	$5,751	$666	12%	$19,395	$18,437	$958	5%
Revenue (as % of total revenue):
Service	61%	58%			59%	60%
Subscription	39%	42%			41%	40%
Total	100%	100%			100%	100%

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

The increases in service revenue for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were due to the growth in service revenue from Commercial customers, primarily related to increased HolyGrail 2.0 activities, and by changes in service revenue from Government customers, primarily as a result of the timing of program work with the Central Banks.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The increase in subscription revenue for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was primarily due to higher revenue from Commercial customers.

The increase in subscription revenue for nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was primarily due to entering into a contract with a new Commercial customer in March 2021. Most of the minimum contract value was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery.

Revenue by geography

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$1,678	$1,836	$(158)	(9)%	$5,040	$5,451	$(411)	(8)%
International	4,739	3,915	824	21%	14,355	12,986	1,369	11%
Total	$6,417	$5,751	$666	12%	$19,395	$18,437	$958	5%
Revenue (as % of total revenue):
Domestic	26%	32%			26%	30%
International	74%	68%			74%	70%
Total	100%	100%			100%	100%

Domestic. The decreases in domestic revenue for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were primarily due to lower service and subscription revenue from our domestic customers, reflecting the timing of revenue recognition.

International. The increase in international revenue for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was primarily due to a higher service revenue from our international customers, primarily related to increased HolyGrail 2.0 activities and the timing of program work with the Central Banks.

The increase in international revenue for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was due to higher service revenue from our international customers, primarily related to increased HolyGrail 2.0 activities, partially offset by the timing of program work with the Central Banks, and higher subscription revenue from international customers, primarily related to the contract entered into in March 2021 as referenced above.

Revenue by market

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Government:
Service	$3,279	$3,170	$109	3%	$10,386	$10,535	$(149)	(1)%
Subscription	300	300	—	—%	900	900	—	—%
Total Government	$3,579	$3,470	$109	3%	$11,286	$11,435	$(149)	(1)%
Commercial:
Service	$653	$182	$471	259%	$1,121	$447	$674	151%
Subscription	2,185	2,099	86	4%	6,988	6,555	433	7%
Total Commercial	$2,838	$2,281	$557	24%	$8,109	$7,002	$1,107	16%
Total	$6,417	$5,751	$666	12%	$19,395	$18,437	$958	5%

Government. The changes in Government revenue for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were primarily due to changes in service revenue from our Government customers, primarily related to the timing of program work with the Central Banks.

Commercial. The increase in Commercial revenue for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was due to higher service revenue from our Commercial customers, primarily related to increased HolyGrail 2.0 activities, and higher subscription revenue from our Commercial customers.

The increase in Commercial revenue for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was due to higher service revenue from our Commercial customers, primarily related to increased HolyGrail 2.0 activities, and higher subscription revenue from our Commercial customers, primarily related to the contract entered into in March 2021 as referenced above.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, design professionals, product managers, business development managers and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	license fees paid to technology solution providers when we sell a combined solution;
•	Internet cloud hosting costs and image search data fees to support our subscription products; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross profit

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Gross Profit:
Service	$2,302	$1,946	$356	18%	$6,792	$6,291	$501	8%
Subscription	1,918	1,877	41	2%	5,996	5,907	89	2%
Total	$4,220	$3,823	$397	10%	$12,788	$12,198	$590	5%
Gross Profit Margin:
Service	59%	58%			59%	57%
Subscription	77%	78%			76%	79%
Total	66%	66%			66%	66%

The increases in total gross profit for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were primarily due to higher revenue, partially offset by higher costs.

The increases in service gross profit margin for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were primarily due to the mix of Commercial service contracts.

The decreases in subscription gross profit margin for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were primarily due to higher license fees to a technology solution provider, partially offset by higher subscription revenue.

Operating expenses

Sales and marketing

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Sales and marketing	$4,647	$4,538	$109	2%	$15,865	$14,417	$1,448	10%
Sales and marketing (as % of total revenue)	72%	79%			82%	78%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales and marketing employees and product managers;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services, consulting and outside contractor costs for product and marketing initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was primarily due to:

•	increased consulting costs of $0.2 million; and
•	increased recruiting cost of $0.2 million; partially offset by
•	decreased compensation costs of $0.2 million reflecting the impact of prior organizational changes; and
•	severance costs of $0.2 million related to organizational changes we made in July 2020.

The increase in sales and marketing expenses for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was primarily due to:

•	severance costs of $1.3 million related to organizational changes we made in June 2021;
•	increased consulting costs of $0.6 million;
•	increased recruiting costs of $0.3 million; partially offset by
•	decreased compensation costs of $0.5 million reflecting the impact of prior organizational changes;
•	severance costs of $0.2 million related to organizational changes we made in July 2020; and
•	decreased travel costs of $0.2 million due to travel restrictions related to the COVID-19 pandemic.

Research, development and engineering

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Research, development and engineering	$4,586	$4,662	$(76)	(2)%	$12,930	$13,303	$(373)	(3)%
Research, development and engineering (as % of total revenue)	71%	81%			67%	72%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in research, development and engineering expenses for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was primarily due to:

•	severance costs of $0.6 million related to organizational changes we made in July 2020; partially offset by
•	increased compensation costs of $0.4 million reflecting higher headcount; and
•	increased recruiting cost of $0.1 million.

The decrease in research, development and engineering expenses for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was primarily due to:

•	severance costs of $0.6 million related to organizational changes we made in July 2020; partially offset by
•	increased recruiting cost of $0.2 million.

General and administrative

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
General and administrative	$2,943	$3,009	$(66)	(2)%	$15,611	$9,457	$6,154	65%
General and administrative (as % of total revenue)	46%	52%			80%	51%

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

The decrease in general and administrative expenses for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was primarily due to:

•	decreased compensation costs of $0.4 million, reflecting lower compensation for our current chief executive officer offset by higher headcount; partially offset by

•	increased consulting costs of $0.2 million; and
•	increased legal costs of $0.1 million.

The increase in general and administrative expenses for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was primarily due to:

•	non-recurring costs of $6.2 million associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement;
•	increased legal costs of $0.4 million, and
•	increased consulting costs of $0.4 million; partially offset by
•	decreased compensation costs of $0.7 million, reflecting lower compensation for our current chief executive officer offset by higher headcount; and
•	decreased write-off of patent costs of $0.1 million.

Stock-based compensation

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Cost of revenue	$164	$216	$(52)	(24)%	$515	$602	$(87)	(14)%
Sales and marketing	369	591	(222)	(38)%	2,359	1,674	685	41%
Research, development and engineering	401	694	(293)	(42)%	1,202	1,495	(293)	(20)%
General and administrative	667	1,126	(459)	(41)%	6,272	3,378	2,894	86%
Total	$1,601	$2,627	$(1,026)	(39)%	$10,348	$7,149	$3,199	45%

The change in stock-based compensation expense for the three month period ended September 30, 2021, compared to the corresponding three month period ended September 30, 2020, was primarily the result of fewer stock awards outstanding because of the prior acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and the organizational changes we made in July 2020 and June 2021.

The change in stock-based compensation expense for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, was primarily due to the expense recognized upon the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and organizational changes we made in June 2021, partially offset by organizational changes we made in July 2020.

We anticipate incurring an additional $11,797 in stock-based compensation expense through September 30, 2025, for awards outstanding as of September 30, 2021.

Other income, net

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Other income, net	$5,092	$36	$5,056	14,044%	$5,120	$257	$4,863	1,892%
Other income, net (as % of total revenue)	79%	1%			26%	1%

The increases in other income, net for the three and nine month periods ended September 30, 2021, compared to the corresponding three and nine month periods ended September 30, 2020, were primarily due to the $5,094 gain on the forgiveness of our PPP loan in September 2021, partially offset by lower interest rates earned on investments, which in turn was partially offset by higher average investment balances.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the nine month periods ended September 30, 2021 and 2020 was 0% because we have a full valuation allowance recorded against our deferred tax assets.
The valuation allowance against deferred tax assets as of September 30, 2021, was $61,993, an increase of $6,354 from $55,639 as of December 31, 2020.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2021, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Liquidity and Capital Resources

	September 30,	December 31,
	2021	2020
Working capital	$44,470	$74,056
Current ratio (1)	8.0:1	8.6:1
Cash, cash equivalents and short-term marketable securities	$44,192	$77,728
Long-term marketable securities	$8,298	$—
Total cash, cash equivalents and marketable securities	$52,490	$77,728

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $25,238 decrease in cash, cash equivalents and marketable securities at September 30, 2021, from December 31, 2020, resulted primarily from:

•	cash used in operations;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, performance restricted stock units and exercise of stock options; and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities primarily include commercial paper, corporate notes, pre-refunded municipals, and federal agency notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial or energy industries) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the nine month periods ended September 30, 2021 and 2020.

Operating Cash Flow

The components of cash flows used in operating activities were:

	Nine	Nine
	Months	Months
	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Net loss	$(26,515)	$(24,721)	$1,794	7%
Non-cash items	7,861	9,186	1,325	14%
Changes in operating assets and liabilities	191	304	113	37%
Net cash used in operating activities	$(18,463)	$(15,231)	$3,232	21%

Cash flows used in operating activities for the nine month period ended September 30, 2021, increased by $3,232, compared to the corresponding nine month period ended September 30, 2020, primarily as a result of a higher net loss, partially offset by a decrease in non-cash items. The decrease in non-cash items was primarily due to the gain on the forgiveness of our PPP loan, partially offset by higher stock-based compensation.

Cash flows provided by investing activities for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, increased by $21,543, from $7,277 to $28,820, primarily as a result of higher net maturities of marketable securities.

Cash flows from financing activities for the nine month period ended September 30, 2021, compared to the corresponding nine month period ended September 30, 2020, decreased by $47,100, from $42,202 provided to $4,898 used, primarily as a result of proceeds from the issuance of common stock related to the Subscription Agreement with TCM Strategic Partners L.P. in September 2020, proceeds from our PPP loan issued in April 2020, and higher purchases of common stock in satisfaction of required withholding tax lability.

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

On June 29, 2020, we were notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source Inc. (“the Lender”), who will be responsible for servicing the Note, including administering loan forgiveness. We believe that we have used the entire amount of the Note to fund expenses eligible for forgiveness under the PPP, and on September 15, 2020, we filed our application for 100% forgiveness of the Note. Our application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020.

On September 29, 2021, we received confirmation from the Lender that the Note had been 100% forgiven with respect to both the principal of $5,032 and accrued interest of $62, and that the funds had been received from the SBA to pay off the Note. The SBA reserves the right to audit any PPP loan.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of September 30, 2021, we had sold 498 shares at an average price of $46.36 under this Equity Distribution Agreement, totaling $23,068 of cash proceeds, less $544 of commissions and $646 of stock issuance costs. As of September 30, 2021, $6,932 remains available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of September 30, 2021, $97,892 remains available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

We are party to an operating lease for our facility in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of September 30, 2021, totaling $2,104, payable in monthly installments.

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

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	the possible impact of any audit or review related to our PPP loan;
•	the potential impact of COVID-19 on projects with our Commercial customers and partners;
•	the concentration of most of our revenue among few customers;
•	and the trends and sources of future revenue;

•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
•	our beliefs regarding potential outcomes of participating in the AIM HolyGrail 2.0 initiative;
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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2020 Annual Report. The risks and uncertainties described in our 2020 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2021, there have been no material changes to the risk factors previously disclosed in our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the vesting of restricted shares.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2021:

				(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2021 to July 31, 2021	12,908	$31.22	—	$—
Month 2
August 1, 2021 to August 31, 2021	15,854	$25.83	—	$—
Month 3
September 1, 2021 to September 30, 2021	8,642	$36.05	—	$—
Total	37,404	$30.05	—	$—

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

Date: November 15, 2021	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)