Form 10-K
period 2021-12-31
Digimarc CORP
filed 2022-03-07
CIK 1438231

Nt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2021), was approximately $431 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 25, 2022, 17,687,331 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2022 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Auditor Name:     KPMG, LLPAuditor Location:     Portland, OregonAuditor Firm ID:     185

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

Overview

Digimarc Corporation is a pioneer of digital watermarking solutions, which enable a more efficient, reliable and economical means of automatic identification. Our technology can be used to apply a unique digital identity to virtually all media objects, including product packaging, commercial print, audio and video. These digital identities can be automatically identified by an enabled ecosystem of industrial scanners, smartphones and other interfaces. The technology features:

•

Digimarc watermarks: a data carrier that can provide a unique digital identity to media objects and is generally visibly imperceptible to people and therefore can be repeated many times over the surface of media objects.

•

Digimarc Discover: a software program for computing devices and network interfaces that recognizes and decodes digital identities applied to media objects. These digital identities can be applied to media objects using Digimarc watermarks, quick response codes and universal product codes, among other types of codes.

•	Digimarc Verify: a suite of software tools used to inspect and verify that the digital identity applied via Digimarc watermarks to media objects is accurate and effective.

Together, these core capabilities enable organizations, application developers, and other solution providers to build new and improve existing automatic identification solutions.

Digimarc’s technologies enable customers to create digital identities for physical and digital media objects and provide many benefits for these objects, including:

•

Product Authentication & Anti-Counterfeiting: The Digimarc watermark can contain unique information to help protect products from counterfeiting and empower suppliers, retailers, authorities or consumers to use mobile devices to analyze packaging that may appear authentic and confirm the legitimacy of products.

•

Recycling Accuracy: The digital identity can contain information specific to packaging content as an aid to broader and more efficient recycling. For example, a microscopic pattern embossed in plastic packaging can identify the materials used and their composition to aid sorting and recapture.

•

Supply Chain Traceability: The digital identity can carry serial numbers for easier tracking of individual items or entire lots. This provides brands more visibility into their supply chains to track their physical products.

•

Online Piracy Protection: The digital identity provides a unique identifier, whether in a digital image, video or audio file, for the detection of use or distribution of the related digital media object.

•	Document Security: The digital identity enables fraud deterrence, most notably in deterring the counterfeiting of banknotes.
•	Retail Operations: The digital identity can be applied to product packaging, allowing for faster and more accurate inventory scanning and faster and easier front-of-store checkout.

Our technologies provide a powerful security element (the ability to apply a unique code in any media object), which gave rise to our long-term relationship with a consortium of central banks (the “Central Banks”). That relationship, centered on the counterfeit deterrence of banknotes, was the first commercially successful large-scale use of our technologies.

In March 2021, Digimarc and Multi-Color Corporation (“MCC”), a global leader in label solutions, announced a partnership to serialize product packaging and labels with Digimarc watermarks in support of food safety and traceability initiatives. MCC and its client Orkla, a leading supplier of branded consumer goods in Europe and India, are working together to improve the sortation of plastic and promote a circular economy.

In April 2021, Digimarc entered into an agreement with Practical Methods, Inc. (“Practical Methods”) to license its edgecode™ offering, which provides serialized Digimarc watermarks on packaging for anti-counterfeiting, supply chain visibility and consumer engagement initiatives. Practical Methods specializes in segments within the cosmetics, pharmaceutical, healthcare, consumer packaged goods, sports, apparel and food industries.

In May 2021, Digimarc announced that Esko, a leading prepress software developer and hardware manufacturer, had integrated Digimarc watermark detection and data validation into its industry leading AVT Print Inspection Solutions. The integration simplifies the inspection process and gives consumer goods manufacturers and their packaging suppliers a seamless way to ensure quality control of packaging enabled with Digimarc watermarks through the printing process.

In September 2021, Digimarc announced it had entered phase 2 semi-industrial trials, the next stage of development for intelligent waste sorting as part of the Digital Watermarks Initiative HolyGrail 2.0, driven by AIM, the European Brands Association, and powered by the Alliance to End Plastic Waste. As the selected digital watermarks technology provider, Digimarc is working with the initiative’s two sortation equipment manufacturers, Pellenc ST and Tomra, which together represent an estimated 80% of global market share, to develop add-on modules for their detection sorting units. This milestone marks the second year of the HolyGrail 2.0 project, which has grown to include over 160 companies and organizations across the complete packaging value chain.

In November 2021, Digimarc announced its plan to acquire the product cloud company EVRYTHNG Limited (“EVRYTHNG”) to support greater product digitalization and intelligence. Combining Digimarc’s unique means of identification with the EVRYTHNG Product Cloud® platform makes it possible to gather and apply traceability data from across the product lifecycle, providing end-to-end visibility and authenticity through item-level, real-time intelligence and analytics.

On January 3, 2022, Digimarc acquired all of EVRYTHNG’s outstanding share capital and EVRYTHNG became a wholly owned subsidiary of Digimarc. EVRYTHNG’s market-leading Product Cloud offering opens new markets for Digimarc, further expanding our ability to sell robust, fully integrated solutions that no one else now offers, and provides future cross-selling opportunities into our dual platforms. The acquisition adds 65 employees and expands the geographic footprint for the company, including EVRYTHNG’s main office in London, England.

Integrated Environmental, Social and Governance Strategy

Digimarc is committed to becoming a leader in the Environmental, Social and Governance space (“ESG”). ESG is an integral element of Digimarc's strategy, covering the three key areas of our organization’s impacts on the world around us (impacts on the economy, environment and people), as well as environmental, social, and governance risks or opportunities that have an impact on Digimarc (enterprise value creation). This supports our ability to create value sustainably.

We proactively manage our ESG impacts across People, Product, and Planet, the three pillars of Digimarc’s ESG Framework. In addition, our responsible management of Governance topics forms the foundation for this Framework.

In 2021, Digimarc started investing in ESG as an integrated element of its strategy and operations. We added a Vice President, ESG Engagement & Corporate Communications position to our executive management team. The newly formed ESG & Corporate Communications team began building on our history of commitment to sustainability and social responsibility by conducting a structured ESG materiality assessment. This assessment identified Digimarc’s material ESG impacts, based on a stakeholder mapping and the globally recognized standards published by the Sustainability Accounting Standards Board (“SASB”).

Some of the most prominent ESG impacts we identified are the following:

People	Product	Planet
Human Capital Management, including employee engagement and diversity, equity, and inclusion (“DEI”).	Product design for sustainability applications, such as Digimarc watermarks’ ability to improve the accuracy of plastics sortation for recycling.	Climate change management, including our carbon footprint and our strategic response to climate risks and opportunities.

Management of material ESG impacts across People, Product, and Planet is integrated throughout our organization. Accountability and responsibility for impacts lies with functional leads and relevant subject-matter experts, who act as Impact Owners and Impact Managers, respectively. This approach allows effective incorporation of ESG considerations into our strategic decisions, policies, and processes. The ESG & Corporate Communications team plays a coordinating role, supporting Impact Owners and Impact Managers and reporting on progress to stakeholders.

In 2022, Digimarc’s Impact Owners, Impact Managers, and the ESG & Corporate Communications team will work together to set concrete goals for our impact across People, Product, and Planet. Furthermore, Digimarc plans to publish its inaugural annual ESG Impact Report in the first half of 2022, communicating our progress over 2021 and our goals to all stakeholders. The report will align with industry standards, such as those published by SASB.

More information on our commitment to ESG can be found at http://www.digimarc.com/about/company/our-commitment. The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.

Customers and Business Partners

We generate revenue through commercial and government applications of our technology. We service two primary markets: Government and Commercial. Government includes the Central Banks and other government customers. Commercial includes retailers, brands, their suppliers and related solution providers, as well as media, entertainment, education, and other customers.

We derive our revenue primarily from software development services, subscriptions for products and related professional services, and licensing or sale of our patents. During 2021, we generated the majority of our revenue from software development services under a long-term contract with the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency using personal computers and digital reprographics for over 20 years, and from subscriptions for our products.

In 2021, revenue from government contracts accounted for 54% of our total revenue. The Central Banks accounted for a majority of all revenue generated under our government contracts. Our contract with the Central Banks runs through December 2024, with a 5-year extension option.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, digital rights management and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of December 31, 2021. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Markets

Our patented technologies are used in various automatic identification products and solutions supporting a variety of media objects, from consumer package goods to movies and music, digital images, and banknotes. Each media object enabled by our technology creates the potential for several applications, such as:

•	product authentication of physical products;
•	sorting of consumer packaged goods in recycling streams;
•	track and trace of products within the supply chain;
•	quality control in manufacturing processes;
•	inventory management and planogram compliance;
•	retail point of sale transaction processing;
•	piracy deterrence of digital media objects;
•	content identification and media management; and
•	enhanced services in support of mobile commerce.

We believe that existing products and solutions represent only a small portion of the potential market for our technology.

Competition

No single competitor or small number of competitors dominate our market. Our competitors vary depending on the application of our products and services. We generally compete with non-digital watermarking technologies for the security or marketing budgets of the producers and distributors of media objects, documents, products and advertising. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting, pattern recognition, and traditional barcodes. Our competitive position in digital watermarking applications is strong because of our large, high-quality, sophisticated patent portfolio and our substantial and growing amount of intellectual property in related innovations for the automatic identification of media objects that span basic technologies, applications, system designs and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well-regarded by our customers and partners, and not available to our competitors without a license. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2021, will generate a minimum of $29 million in revenue, compared to $31 million as of December 31, 2020. The decrease is largely related to the structure of our contract with the Central Banks. We expect approximately $16 million of the $29 million to be recognized as revenue during 2022.

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

Human Capital Resources and Management

Employees and Labor Relations

At December 31, 2021, we had 228 full-time employees, including 78 in sales, marketing, product, operations and customer support; 98 in research, development and engineering; and 52 in finance, administration, information technology, intellectual property and legal.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. Voluntary employee turnover was 9% and 3% for the years ended December 31, 2021, and 2020, respectively. The increase in voluntary employee turnover was largely driven by a more competitive labor market.

Values

Culture is critically important to Digimarc’s success. We incorporate our core values in daily interactions with colleagues, customers, vendors and other stakeholders. Our core values are embodied in the words Collaborative, Curious and Courageous.

Digimarc Values
	Collaborative	Curious	Courageous
We:	Ask for help Prioritize mentoring Build trust and transparency	Support innovative thinking Continuously seek clarity Listen to our stakeholders	Challenge our own biases Cultivate collective experiences Seek out and support ideas
We Do Not:	Avoid difficult conversations	Lose sight of our purpose	Assume we have all the answers

We continue to aid and support our employees during the coronavirus 2019 (“COVID-19”) pandemic with our work-from-home initiative for the majority of our staff. Essential on-site staff benefited from enhanced safety procedures, and the number of employees on-site at any given time was regulated. We provided assistance to help employees who work from home to improve their workspaces, and we increased flexibility in our paid leave programs to support employees caring for children and others. An increasing number of our employees work remotely full-time.

Diversity, Equity and Inclusion

We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, backgrounds and viewpoints of our employees. As a company committed to innovation and representing diversity in a myriad of ways, including race, ethnicity, nationality, sex, gender identity, sexual orientation, age, religious beliefs, background, perspectives, tenure, and work style, we believe that diversity is a competitive asset. We believe that diversity in our teams leads to new ideas, helps us solve problems and allows us to better connect with our global customer base.

We have taken specific actions to continue to foster DEI in our culture, including transparency that we believe will lead to greater inclusion and innovation, with the adoption of the Table Group Methodology, all-employee meetings and fireside chats with our Chief Executive Officer. Learning resources have been implemented to support the acquisition of the skills and behaviors expected from our employees.

In 2021, we identified DEI specifically, and human capital management more broadly, as one of our most material ESG impacts under the People pillar of our ESG Framework. To further structure our approach to DEI, we assigned accountability and responsibility for this topic at various levels of our Human Resources organization, in line with our integrated ESG approach. Our Board of Directors also plays an important role in our DEI efforts. The Governance, Nominating, and Sustainability Committee oversees the Company’s human capital management and DEI programs, in coordination with the Audit and Compensation Committees.

Compensation and Benefits

Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe that these principles are strongly aligned with the strategic priorities of our business and our objective to deliver value for our shareholders. We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct pay equity assessments and compensation reviews periodically, and when necessary, we take action to address areas of concern. Our total compensation package includes market-competitive pay, stock grants, healthcare and retirement benefits, paid time off, family leave, sick leave and flexible work schedules.

We continue to support our communities during the COVID-19 pandemic, including focused outreach and support through our community outreach matching program, which matches donations made by our employees to their charities of choice.

Learning and Development

We invest resources to develop the talent needed to remain at the forefront of innovation. We have a performance management system to support continuous learning and development. Through frequent surveys and anonymous feedback fora, employees can voice their perceptions of the Company and their work experience, including learning and development opportunities. We have strong participation in our surveys and engage our managers to respond to areas that employees have identified as needing improvement or given low scores.

We support training and development programs for our employees through tuition reimbursement, online training programs such as LinkedIn Learning, conferences, seminars, on-the-job training, and skill certifications. We also encourage and foster onsite training programs and mentoring.

Health, Safety and Wellness

We are committed to a safe and drug-free workplace. We continually invest in programs designed to improve physical, mental, and social well-being. We provide access to a variety of innovative, flexible, and convenient health and wellness programs, which were increasingly critical this year for our essential workers who have worked on-site since the start of the COVID-19 pandemic. Throughout our response to the COVID-19 pandemic, our priority has remained protecting the health and safety of our employees while preserving business continuity.

Governance and Oversight

The executive management team is entrusted with developing and advancing our key human capital strategy, which is reviewed with the Board of Directors. The Chief People Officer is charged with developing and stewarding this strategy on a company-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership capabilities, performance management and compensation. DEI are key to successfully achieving business and organizational objectives. Key processes include ongoing performance and development feedback, diversity, equity and inclusion reviews, and periodic engagement surveys that are reviewed by management and the Board of Directors. All employees have access to resources on topics regarding integrity, our code of conduct, diversity, compliance, and workplace harassment. Employees are encouraged to address any concerns through multiple channels, including anonymously whenever possible, without fear of retaliation or retribution.

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

While the Company’s business in the Government market remains relatively strong and predictable, our primary source of revenue growth—the Commercial market—is subject to the market forces and adoption curves common to other disruptive technologies. The Commercial market is in its early stages of development. If widespread adoption of Digimarc technology and the EVRYTHNG Product Cloud in the Commercial market takes longer than anticipated, we will continue to experience operating losses.

We expect companies marketing competing technologies to compete vigorously in the marketplace, and to seek to preserve their market share. To the extent these companies succeed in defending their market position, our ability to achieve profitable operations will be impeded.

With respect to anticipated sales growth and prospects for the Commercial market, our two major avenues for revenue generation are direct sales and partners. Our growing direct sales force is relatively new. Most of our partners are relatively new to our products. Thus, the anticipated sources of revenue growth for the Commercial market are unproven. We are executing strategies intended to make each of these means of revenue generation more effective, but we provide no assurance that we will execute these strategies successfully.

(2) Our future growth will depend to a material extent on the successful advocacy of our technology by our partners to their members and customers, and implementation of our technology in solutions propagated by our partners and provided by third parties.

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting Digimarc technology in the Commercial market. We have entered into agreements with numerous partners to propagate and support our technology, including brand deployment and pre-media service providers and consumer packaging solutions companies, all of which offer Digimarc digital watermarking services to national and store brand owners and consumer products suppliers. We have also entered into agreements with numerous scanner manufacturers to enable their devices to read Digimarc watermarks. We provide no assurance that these collaborations will successfully generate revenue for our business.

If our partners are not successful in advocating and deploying our technology, we may not be able to achieve and sustain profitable operations. If other business partners who include our technology in their products cease to do so, or we fail to successfully collaborate with third parties or to obtain other partners who will do so, or these partners are unsuccessful in their efforts, expanding deployment of our technology will be adversely affected. Consequently, our ability to increase revenue could be adversely affected, and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers employ alternative technologies.

(3) If leading companies in the retail and consumer products industries downplay, minimize or reject the use of our technology, our product deployment may be slowed, and we may be unable to achieve profitable operations.

Our business endeavors in the Commercial market may be impeded or frustrated by larger, more influential companies downplaying, minimizing or rejecting the value or use of our technology. A negative position by such companies could result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

(4) We are subject to risks encountered by companies developing and relying upon new technologies, products, and services to achieve and sustain profitable operations.

Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technology, products, and services are exposed. These risks include the following:

•

we may be unable to develop sources of new revenue or sustainable growth in revenue because our current and anticipated technologies, products, and services may be inadequate or may be unable to attract or retain customers;

•	intense competition from existing and new technologies and providers and rapid technological change could adversely affect the market’s acceptance of our products and services; and
•

we may be unable to develop and maintain new technologies upon which our products and services are dependent, which may cause our products and services to be less sustainable and competitive or which could make it harder for us to expand our revenue and business.

(5) A significant portion of our current and potential future revenue is subject to commercial and government contracts and the development of new markets that may involve unpredictable delays and other unexpected changes. Such volatility and uncertainty might limit our actual revenue in any given quarter or year.

We derive a significant portion of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters, or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our partners participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in bookings/revenues forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue recognized in any given quarter or year, resulting in reduced and less predictable revenue, adversely affecting profitability.

We are expanding into new markets, which involve inherent risk and unpredictability.  With our acquisition of EVRYTHNG and its Product Cloud offering, we are expanding into applications of the Product Cloud in conjunction with Digimarc watermarks and other data carriers.  As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in fields conventionally using digital watermarking. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned in these other opportunities. Accordingly, it may be difficult for us to achieve success in other technologies we might pursue.

(6) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 75% of our revenue for the year ended December 31, 2021.

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

(7) Consolidation of consumer product companies and retailers, or other concentration of market share among a few consumer products companies and retailers, may reduce the number of potential customers for our technology and put pressure on our pricing structure.

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

•

Object and image recognition (e.g., trained classifiers employing machine learning)—one or several pre-specified or learned objects or object classes that can be recognized, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene;

•	Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, used in some photo identification credentials, labels and tags;
•

Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to identify an image or track, or authenticate the image or track;

•

Barcodes, dot codes or two-dimensional matrix codes, such as Quick Response codes—data-carrying codes, typically visible in nature (but may be invisible if printed in ultraviolet or infrared-responsive inks) that may be applied by printing or pressing a pattern on a substrate;

•	Internet of Things (IoT) and track-and-trace service providers; and
•	Object sorting technologies such as chemical tracers, taggants, Near Infrared (NIR) sorters, dot or matrix codes, including systems leveraging combinations of these methods and machine learning.

In the competitive environments in which we operate, product generation, development and marketing processes relating to technology are uncertain and complex and require accurate prediction of demand as well as successful management of various risks inherent in technology development. In light of these uncertainties, it is possible that our failure to successfully accommodate future changes in technologies related to our technology could have a long-term negative effect on our growth and results of operations.

As we work to achieve market acceptance of our products and services, new developments are expected to continue, and discoveries by others, including current and potential competitors, could render our services and products uncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than anticipated to develop new products and services, which in turn may require greater revenue streams from those products and services to cover developmental costs. Many of the companies that compete with us for some of our business, as well as other companies with whom we may compete in the future, are larger and may have stronger brand recognition and greater technical, financial, marketing, and political resources than we do. These attributes could enable these companies to have more success in the market than we have, either by providing better products or better pricing than we can provide. We may be unable to compete successfully against current or future participants in our market or against alternative technologies, and the competitive pressures we face may have a materially adverse effect on our financial position, results of operations or cash flows.

(9) An increase in our operations outside of the U.S. subjects us to risks additional to those to which we are exposed in our domestic operations.

We believe that revenue from sales of products and services to commercial customers outside the U.S. could represent a growing percentage of our total revenue in the future. Digimarc technology and the EVRYTHNG Product Cloud are not bounded geographically, and we believe they will see global deployment. As such, certain contracts may be made and performed, in whole or in part, outside of the United States. International operations are subject to a number of risks that can adversely affect our sales of products and services to customers outside of the U.S., or expose us to additional expense or liabilities, including the following:

•	difficulties and costs of staffing, developing and managing foreign operations as a result of distance, language, and cultural differences;
•	the effect of laws governing our business, employee, and contractor relationships, and the existence of workers’ councils and labor unions in some jurisdictions;
•	changes in foreign government regulations and security requirements;
•	export license requirements, tariffs, retaliatory trade measures, and domestic or foreign taxes;
•	trade barriers;
•	difficulty in protecting intellectual property;
•	difficulty in collecting accounts receivable;
•	currency fluctuations; and
•	political and economic uncertainty or instability.

If we fail to comply with the many international laws and regulations to which we may be subject, we may be subject to significant fines, penalties, or liabilities for noncompliance. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international programs in these markets. In addition, if foreign customers, in particular foreign government authorities, terminate or delay the implementation of our products and services, it may be difficult for us, or we may not be able, to recover our potential losses.

(10) We depend on our key employees for our future success. If we are not able to retain, hire, or integrate these employees, we may not be able to meet our commitments.

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, and legal, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate, and retain new personnel in the future. It may not be practical for us to match the compensation some of our employees could be offered by other employers. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ or decline employment offers. Increasingly, prospective and current employees hold certain expectations of their employer related to diversity, equity, and inclusion, community involvement, and other material environmental, social, and governance (“ESG”) topics. Insufficient or slow progress on emerging ESG considerations may negatively affect our ability to attract, retain, and integrate key employees.  Moreover, our business is based in large part on unique and sophisticated technology. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining, and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, these clauses are becoming increasingly disfavored by policymakers, and we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial position, results of operations, or cash flows.

(11) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our shareholders, increase expenses, disrupt our operations and harm our operating results.

We acquired EVRYTHNG in January 2022, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets, or otherwise offer growth opportunities. The pursuit of potential acquisitions or other strategic transactions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions or strategic transactions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. We may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	the inability to maintain relationships with customers and partners of the acquired business;
•	the need to implement additional controls, procedures and policies;
•	entry into geographic markets in which we have little or no prior experience, and challenges caused by distance, language, and cultural differences;
•	differences in foreign labor and employment laws, including classification of employees and contractors;
•	disruption of our ongoing business;
•	the potential loss of key employees; and
•	use of substantial portions of our available cash to consummate the acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position. In addition, if an acquired business fails to meet our expectations, our operating results and business and financial condition may suffer.

(12) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new revenue or sustain existing revenue.

Our revenues result from a combination of software subscriptions, cloud services, and software development services. We have not fully developed our revenue models for some applications in the Commercial market. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time, or that the marketing for these products and services will be effective.

(13) An unfavorable assessment of digital watermarking technology by members of the HolyGrail 2.0 initiative could discourage adoption of our technology.

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

An unfavorable assessment of digital watermarking technology generally, or of Digimarc’s digital watermarking technology particularly, could cause its members to consider alternative technologies.  This outcome could dissuade HolyGrail 2.0 members and others following its lead from adopting digital watermarking technology for sortation and recycling. This in turn could have a materially adverse effect on our ability to grow adoption of our technology.

(14) The technological viability and economic attractiveness of competing technologies could cause the consumer-packaged goods industry and related industries to adopt a technology other than digital watermarking to support its waste sortation and recycling initiatives.

We have identified two technologies that could be perceived by industry participants to out-perform or be available on more economically favorable terms than Digimarc’s digital watermarking technology for waste sortation and recycling: chemical tracers and artificial intelligence.  Industry leaders in a position to influence the industry at large could determine that chemical tracers or artificial intelligence represent a more technologically viable or economically attractive solution, including due to the greater number of potential suppliers, which in turn could increase pricing competition and lower barriers to entry.  Such a determination could result in the devaluation of digital watermarking technology’s ability to support the product packaging lifecycle and negatively affect our revenue growth prospects.

(15) COVID-19 Pandemic

The continuation of the coronavirus 2019 (“COVID-19”) pandemic around the world, and particularly in the United States and Europe, presents significant risks to the Company, not all of which we are able to fully evaluate or foresee. Some of the effects that could directly or indirectly result from the COVID-19 pandemic include, without limitation, possible impacts on the health of the Company’s management and employees, impairment of the Company’s administrative, research, and development operations, disruption in supplier and customer relationships, changes in demand for our technology and services, and the collectability of accounts receivable. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic, thereby potentially affecting our ability to fund our business through near-term revenue growth. The scope and nature of these impacts, most of which are beyond our control, continue to evolve and the outcomes remain uncertain.

These short-term effects may change over the long-term depending on the duration and severity of the COVID-19 pandemic, the length of time before normal economic and operating conditions resume, the additional governmental actions that may be taken, the extensions of social restrictions that have been imposed to date, and many other factors that can vary materially by geography. Due to the above circumstances, the Company’s results of operations for the year ended December 31, 2021, are not necessarily indicative of the results to be expected for subsequent years.

(16) We face reputational, regulatory, human capital, and business development risks from a perceived or actual failure to effectively manage our material ESG impacts, risks, and opportunities.

We have identified several ESG topics through which we may significantly impact our stakeholders, or which may pose a material risk or opportunity for our business. In light of increasing regulatory, customer, employee, investor, and societal scrutiny of businesses’ management of material ESG topics, we may face a number of related risks, including:

•	Making insufficient progress on or failing to identify all material ESG topics, resulting in potentially significant negative impacts on our stakeholders and related reputational harm;
•

Being perceived as having a superficial commitment to ESG without meaningfully addressing stakeholder impacts, risks, and opportunities, thereby potentially reducing important stakeholders’ willingness to be associated with, do business with, or be employed by us;

•	An inability to control or avoid stakeholders politicizing our ESG positions, causing potential reputational harm among segments of our important stakeholders; or
•

Failing to comply with rapidly developing regulation on ESG and corporate sustainability in various jurisdictions, which may compromise our credibility, cause reputational harm, or lead to legal proceedings against us.

RISKS RELATED TO INFORMATION SECURITY

(17) The security systems used in our business and our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

Our business relies on computers and other information technologies, both internal and external. The protective measures that we use may not prevent all security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who circumvents our security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services, and reputation, and the property of our customers. If unintended parties obtain sensitive data and information or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers, or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from these events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Any protection or remedial measures may not be available at a reasonable price or at all or may not be entirely effective if commenced.

(18) We may experience outages and disruptions of our infrastructure that may harm our business, prospects, financial condition and results of operations.

We may be subject to outages or disruptions of our infrastructure, including information technology system failures and network disruptions. We use third-party cloud service providers, which are also susceptible to outages and disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

(19) Data breaches and cyber-attacks or cyber-fraud could compromise our intellectual property or other sensitive information or result in losses.

We maintain sensitive data on our networks and the networks of our business partners and third-party providers, including proprietary and confidential information relating to our intellectual property, personnel, and business, and that of our customers and third-party providers. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks, hacking, phishing, and other attempts to gain unauthorized access or engage in fraudulent behavior. Our policies and security measures cannot guarantee security, and our information technology infrastructure, including our networks and systems, may be vulnerable to data breaches, cyber-attacks, or fraud. Third parties may attempt to penetrate or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. We may be subject to the risk of third parties falsifying invoices and similar fraud, frequently by obtaining unauthorized access to our vendors’ and business partners’ networks.

In some circumstances, we may partner with third-party providers and provide them with sensitive data. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, this sensitive data may be improperly accessed, used, or disclosed. These data breaches and any unauthorized access or disclosure of sensitive data could compromise our intellectual property, expose sensitive business information, and subject us to liability.

The increase in cyber-attacks has resulted in an increased focus on cybersecurity by various government agencies. Cyber-attacks or any investigation or enforcement action related to cybersecurity could cause us to incur significant remediation costs, disrupt key business operations, and divert attention of management and key information technology resources. We may incur losses as a result of cyber-fraud, such as making unauthorized payments, irrespective of robust internal controls. Our reputation and business could be harmed, and we could be subject to third-party claims in the event of such a security breach.

RISKS RELATED TO FINANCIAL REPORTING

(20) Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States (“U.S. GAAP”). These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules, or guidance relating to interpretation and adoption of these rules, could have a significant effect on our financial results and could affect portions of our business differently.

In January 2022, we acquired the cloud company EVRYTHNG, which previously reported its financial results under generally accepted accounting principles in the United Kingdom (“U.K. GAAP”). Management will need to convert the accounting principles and policies previously used by EVRYTHNG from U.K. GAAP into U.S. GAAP on a prospective basis. This effort may divert management’s attention, result in additional accounting costs, and lead to increased risk of a misstatement in reported financial results.

(21) We were not profitable in 2021 or 2020 and may not be able to become profitable in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets or record valuation allowances against our deferred tax assets.

We incurred net losses in 2021 and 2020 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

Becoming profitable in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks, and to acquire new commercial customers. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins, and profitability.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2021, and 2020 and concluded there was no impairment for either period. We cannot guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the value of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. In 2014, we recorded a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2021, and 2020, we determined a full valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized.

(22) We may be adversely affected by variability of contracted arrangements.

We periodically agree to modify the terms of contractual arrangements with our customers, partners and licensees in response to changes in circumstances underlying the original contractual arrangements, and it is likely that we will do so in the future. As a result of this practice, the terms of our contractual arrangements with our customers, partners, and licensees may vary over time and, depending on the particular modification, could have a material adverse effect on our financial position, results of operations, or cash flows.

RISKS RELATED TO INTELLECTUAL PROPERTY AND LEGAL

(23) (a) We may not be able to adequately secure patent or other protection for our technologies.

Our business depends in part on securing protection for our proprietary technology. To protect our intellectual property portfolio, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements. Although we regularly apply for patents to protect our intellectual property, there is no guarantee that we will secure patent protection for any particular technology we develop.

Changes in the U.S. and foreign patent laws, or in the interpretation of existing laws, may adversely affect our ability to secure or enforce patents. For example, the U.S. Supreme Court issued a decision in 2014 limiting patent eligibility of computer implemented inventions. The Leahy-Smith America Invents Act of 2011 (the “America Invents Act”) also codifies several changes to the U.S. patent laws, including the creation of a post-grant inter partes review process to challenge patents after they have issued. The America Invents Act allows third parties to petition the U.S. Patent and Trademark Office or comparable government authorities in other jurisdictions to review and reconsider the patentability of any of our inventions claimed in our issued patents. Any such proceeding may result in one or more of our patent claims becoming limited or being invalidated altogether. Additionally, certain foreign jurisdictions may not recognize or enforce our patents in those jurisdictions. A limitation or invalidation of our patent claims could adversely affect our financial position and our operating results.

Patents have finite lives, and our ability to continue to rely on our patents as a barrier to entry is limited to the term of the patents. Our earliest patents began expiring in July 2012, and the patents in our portfolio expire at various times between 2022 and 2039. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants, and corporate partners, and attempt to control access to and distribution of our technology, solutions, documentation, and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technology, solutions or other proprietary information or independently develop similar technologies, solutions, or information. The steps that we have taken to prevent misappropriation of our solutions, technology or other proprietary information may not succeed.

We do not assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services, or design around any of our patents.

(b) We may be subject to infringement claims and other litigation, which could adversely affect our business.

As more companies engage in business activities relating to digital watermarking and IoT services, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe other parties’ intellectual property rights. These claims could subject us to costly litigation and divert management resources. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technology, or develop non-infringing alternative technologies. In these circumstances, continued use of our technology may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technology may result in liability that threatens our continuing operation.

Some of our contracts include indemnity and similar provisions regarding our non-infringement of third-party intellectual property rights. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third-party lawsuit resulting from these provisions increases. If an infringement arose in a context governed by such a contract, we may have to expend significant sums to defend our customer, refund to our customer amounts already paid to us, pay significant damages, or cease distributing our allegedly infringing products entirely.

(24) We are periodically involved in litigation in the ordinary course of business, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

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

(25) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and performance requirements.

Our service contracts typically include provisions imposing:

•	development and delivery schedules;

•	customer acceptance and testing requirements; and
•	other performance requirements.

To the extent these provisions involve performance over extended periods of time, risks of noncompliance may increase. From time to time, we have experienced delays in system implementation, timely acceptance of deliverables, concerns regarding deliverable performance, and other contractual disputes. If we fail to meet contractual performance requirements as promised, or to successfully resolve customer disputes, we could incur liability for damages, as well as increased costs, lower margins, or compensatory obligations in addition to other losses, such as harm to our reputation. Any unexpected increases in costs to meet our contractual obligations or any other requirements necessary to address claims and damages with regard to our customer contracts could have a material adverse effect on our business and financial results.

RISKS RELATED TO OUR CAPITAL STOCK

(26) Our corporate governance documents and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

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

GENERAL RISK FACTORS

(27) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality, and features of our products and services, and those of our business partners, in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to comply with emerging industry and governmental standards in a timely and cost-effective manner. If we are unable to meet these standards effectively, our growth and the development of various products and services could be delayed or limited.

(28) Our common stock price may be volatile, and you could lose all or part of your investment in shares of our common stock.

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

(29) We may need to hire additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

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

(30) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

Products and services as complex as ours may contain undetected defects or errors. Furthermore, we often provide complex implementation, integration, customization, consulting, and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs, and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our agreements when we can, these contractual provisions are sometimes rejected or limited and may not be enforceable in every instance. If a court refuses to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise that were not contractually limited or adequately covered by insurance, the expense associated with defending these actions or paying the resultant claims could be significant.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We lease our principal corporate office space, which is approximately 47,000 square feet in size and located in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of this office space to extend the lease term through March 2024, with rent payments totaling $5.5 million plus operating expenses, payable in monthly installments.

In February 2022, we entered into a sublease agreement and lease extension agreement on a facility in Beaverton, Oregon in order to move our principal corporate offices. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030, with rent payments totaling $8.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining term of our existing corporate office lease.

We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs. The new corporate office space will provide more collaborative working space and additional room for growth. We will market our previous corporate office space for sublease. See Note 9 of our Notes to Consolidated Financial Statements for further lease-related disclosures.

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

At February 25, 2022, we had 356 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We withhold (purchase) shares of common stock in connection with stock option exercises and the vesting of restricted shares, including restricted stock units and performance restricted stock units, to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2021:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2021 to October 31, 2021	3,192	$45.32	—	$—
Month 2
November 1, 2021 to November 30, 2021	14,844	$49.26	—	$—
Month 3
December 1, 2021 to December 31, 2021	—	$—	—	$—
Total	18,036	$48.56	—	$—

(1)

Stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon stock option exercise, and vesting of restricted stock, restricted stock units and performance restricted stock units.

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

Overview

Digimarc Corporation, an Oregon corporation incorporated in 2008, is a pioneer of digital watermarking solutions, which enable a more efficient, reliable and economical means of automatic identification. Our technology can be used to apply a unique digital identity to virtually all media objects, including product packaging, commercial print, audio and video. These digital identities can be automatically identified by an enabled ecosystem of industrial scanners, smartphones and other interfaces. The technology features:

•

Digimarc watermarks: a data carrier that can provide a unique digital identity to media objects and is generally visibly imperceptible to people and therefore can be repeated many times over the surface of media objects.

•

Digimarc Discover: a software program for computing devices and network interfaces that recognizes and decodes digital identities applied to media objects. These digital identities can be applied to media objects using Digimarc watermarks, quick response codes and universal product codes, among other types of codes.

•	Digimarc Verify: a suite of software tools used to inspect and verify that the digital identity applied via Digimarc watermarks to media objects are accurate and effective.

Together, these core capabilities enable organizations, application developers, and other solution providers to build new and improve existing automatic identification solutions.

Our growth strategy focuses on two markets we serve: Government and Commercial. Government includes the consortium of Central Banks (the “Central Banks”) and other government customers. Commercial includes retailers, brands, their suppliers and related solution providers, as well as media, entertainment, education, and other customers.

We plan to continue investing in research and development and sales and marketing to develop and market our technology and to continue to expand our intellectual property portfolio. To protect our significant efforts in creating our technology, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of December 31, 2021. We continue to develop and broaden our portfolio of patented technology in the field of automatic identification and related applications and systems. We devote significant resources to developing and protecting our inventions and continuously seek to identify and evaluate potential licensees for our patents.

COVID-19 Pandemic

The coronavirus 2019 (“COVID-19”) pandemic continues to pose significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with retail customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business. To help ensure adequate liquidity during this period and in light of uncertainties posed by the COVID-19 pandemic, we received a loan on April 16, 2020, under the

Paycheck Protection Program (“PPP”). On September 15, 2020, we filed our application for 100% forgiveness of the loan. Our application was reviewed by The Loan Source, Inc. (the “Lender”), and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020. On September 29, 2021, we received confirmation from the Lender that our PPP loan had been 100% forgiven with respect to both the principal of $5,032 and accrued interest of $62, and that the funds had been received from the SBA to pay off the loan. The SBA reserves the right to audit any PPP loan.

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

Revenue recognition:

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” by applying the following steps:

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

We derive our revenue primarily from software development services and software subscriptions.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials consulting agreements.  Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing or sale of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

Results of Operations—the Years Ended December 31, 2021 and December 31, 2020

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Revenue:
Service	$15,006	$13,881
Subscription	11,514	10,109
Total revenue	26,520	23,990
Cost of revenue:
Service	6,299	5,827
Subscription	2,478	2,107
Total cost of revenue	8,777	7,934
Gross profit	17,743	16,056
Operating expenses:
Sales and marketing	20,433	18,845
Research, development and engineering	17,542	17,314
General and administrative	19,634	12,710
Total operating expenses	57,609	48,869
Operating loss	(39,866)	(32,813)
Other income:
Gain on extinguishment of note payable	5,094	—
Other income (loss)	29	277
Other income, net	5,123	277
Loss before income taxes	(34,743)	(32,536)
Provision for income taxes	(16)	(1)
Net loss	$(34,759)	$(32,537)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Percentages are percent of total revenue
Revenue:
Service	57%	58%
Subscription	43	42
Total revenue	100	100
Cost of revenue:
Service	24	24
Subscription	9	9
Total cost of revenue	33	33
Gross profit	67	67
Operating expenses:
Sales and marketing	77	79
Research, development and engineering	66	72
General and administrative	74	53
Total operating expenses	217	204
Operating loss	(150)	(137)
Other income:
Gain on extinguishment of note payable	19	—
Other income (loss)	—	1
Other income, net	19	1
Loss before income taxes	(131)	(136)
Provision for income taxes	(—)	(—)
Net loss	(131%)	(136%)

Summary

Total revenue increased $2.5 million, or 11%, to $26.5 million, primarily as a result of higher revenue from Commercial subscriptions and services, partially offset by lower revenue from Government subscriptions.

Total operating expenses increased $8.7 million, or 18%, to $57.6 million, primarily as a result of $6.2 million of non-recurring costs incurred under the Separation Agreement and General Release (“Separation Agreement”) we entered into with our former chief executive officer in April 2021 upon his retirement. Excluding this non-recurring cost, operating expenses increased $2.5 million, or 5%, to $51.4 million, reflecting higher consulting, legal and recruiting costs, partially offset by lower compensation costs.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue:
Service	$15,006	$13,881	$1,125	8%
Subscription	11,514	10,109	1,405	14%
Total	$26,520	$23,990	$2,530	11%
Revenue (as % of total revenue):
Service	57%	58%
Subscription	43%	42%
Total	100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of service revenue, has a contract term through December 31, 2024, with the option to extend the term for an additional five years by mutual agreement. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The increase in service revenue was primarily due to growth in service revenue from Commercial customers, primarily resulting from increased HolyGrail 2.0 activities for the phase 2 semi-industrial trials.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing or sale of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The increase in subscription revenue was primarily due to growth in subscription revenue from Commercial customers, primarily related to the sale of 10 non-core patents from our patent portfolio, and entering into a contract with a new Commercial customer in March 2021. Most of the minimum contract value for this new contract was recognized as revenue upon delivery of the software, instead of recognized ratably over the two-year term of the contract, because we had no continuing performance obligations after delivery of the software.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$6,675	$7,419	$(744)	(10)%
International	19,845	16,571	3,274	20%
Total	$26,520	$23,990	$2,530	11%
Revenue (as % of total revenue):
Domestic	25%	31%
International	75%	69%
Total	100%	100%

Domestic. The decrease in domestic revenue was due to lower subscription revenue from multiple domestic customers, and lower service revenue from domestic customers, primarily related to lower professional services work.

International. The increase in international revenue was due to higher subscription revenue from international customers, primarily related to the sale of 10 non-core patents from our patent portfolio and entering into the contract with the new customer in March 2021 referenced above, and higher service revenue from international customers, primarily related to increased HolyGrail 2.0 activities.

Revenue by market

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Government:
Service	$13,198	$13,263	$(65)	(0)%
Subscription	1,200	1,400	(200)	(14)%
Total Government	$14,398	$14,663	$(265)	(2)%
Commercial:
Service	$1,808	$618	$1,190	193%
Subscription	10,314	8,709	1,605	18%
Total Commercial	$12,122	$9,327	$2,795	30%
Total	$26,520	$23,990	$2,530	11%

Government. The decrease in Government revenue was primarily due to lower subscription revenue from a Government customer.

Commercial. The increase in Commercial revenue was primarily due to higher subscription revenue from our Commercial customers, primarily related to the sale of 10 non-core patents from our patent portfolio and entering into the contract with the new customer in March 2021 referenced above, and higher service revenue from our Commercial customers, primarily related to increased HolyGrail 2.0 activities.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	internet cloud hosting costs and image search data fees to support our subscription products;
•	license fees paid to technology solution providers when we sell a combined solution; and
•	amortization of capitalized patent costs and patent maintenance fees.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Gross Profit:
Service	$8,707	$8,054	$653	8%
Subscription	9,036	8,002	1,034	13%
Total	$17,743	$16,056	$1,687	11%
Gross Profit Margin:
Service	58%	58%
Subscription	78%	79%
Total	67%	67%

The increase in total gross profit was primarily due to higher subscription and service revenue, partially offset by higher costs.

There was no change in service gross profit margin.

The decrease in subscription gross profit margin was primarily due to higher license fees to a technology solution provider, partially offset by higher subscription revenue.

Operating expenses

Sales and marketing

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Sales and marketing	$20,433	$18,845	$1,588	8%
Sales and marketing (as % of total revenue)	77%	79%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales, marketing, product, operations and customer support personnel;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was primarily due to:

•	severance costs of $1.3 million related to organizational changes we made in June 2021;
•	increased consulting costs of $0.7 million related to 2021 sales and product initiatives; and
•	increased recruiting costs of $0.4 million; partially offset by
•	decreased compensation costs of $0.7 million reflecting the impact of prior organizational changes; and
•	severance costs of $0.2 million related to organizational changes we made in July 2020.

Research, development and engineering

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Research, development and engineering	$17,542	$17,314	$228	1%
Research, development and engineering (as % of total revenue)	66%	72%

Research, development and engineering expenses arise primarily from three areas that support our business model: fundamental research, platform development and product development.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses was primarily due to:

•	increased compensation costs of $0.7 million reflecting compensation increases; and
•	increased recruiting costs of $0.2 million; partially offset by
•	severance costs of $0.6 million related to organizational changes we made in July 2020.

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative	$19,634	$12,710	$6,924	54%
General and administrative (as % of total revenue)	74%	53%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as each of the areas in sales and marketing and research, development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;

•	costs associated with being a public company;
•	third party costs, including filing and governmental regulatory fees and outside legal fees and translation costs, related to the filing and maintenance of our intellectual property;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses was primarily due to:

•	non-recurring costs of $6.2 million associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement;
•	increased legal costs of $1.1 million, primarily related to the EVRYTHNG acquisition and related legal due diligence;
•	increased consulting costs of $0.6 million for 2021 executive and Board of Director initiatives; and
•	increased accounting costs of $0.2 million, primarily related to the accounting and tax due diligence associated with the EVRYTHNG acquisition; partially offset by
•	decreased compensation costs of $1.1 million, reflecting lower compensation for our current chief executive officer, partially offset by increased compensation costs related to higher headcount.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of revenue	$693	$745	$(52)	(7)%
Sales and marketing	2,691	2,152	539	25%
Research, development and engineering	1,590	1,890	(300)	(16)%
General and administrative	6,962	4,328	2,634	61%
Total	$11,936	$9,115	$2,821	31%

The changes in stock-based compensation expense were primarily due to the expense recognized upon the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and organizational changes we made in sales and marketing in June 2021, partially offset by organizational changes we made in research, development and engineering in July 2020.

We anticipate incurring an additional $11,301 in stock-based compensation expense through December 31, 2025 for awards outstanding as of December 31, 2021.

Leases

We lease our principal corporate office space, which is approximately 47,000 square feet in size and located in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of this office space to extend the lease term through March 2024, with rent payments totaling $5.5 million plus operating expenses, payable in monthly installments.

In February 2022, we entered into a sublease agreement and lease extension agreement on a facility in Beaverton, Oregon in order to move our principal corporate offices. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030, with rent payments totaling $8.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining term of our existing corporate office lease.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Other income, net	$5,123	$277	$4,846	1,749%
Other income, net (as % of total revenue)	19%	1%

The increase in other income, net was primarily due to the $5,094 gain on the forgiveness of our PPP loan in September 2021, partially offset by lower interest rates earned on investments, net of higher average investment balances.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2021, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2021 was $64,273, an increase of $8,634 from $55,639 as of December 31, 2020. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2021, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2020, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets.  The valuation allowance against deferred tax assets as of December 31, 2020 was $55,639, an increase of $7,830 from $47,809 as of December 31, 2019.

Liquidity and Capital Resources

	December 31,	December 31,
	2021	2020
Working capital	$36,295	$74,056
Current ratio (1)	5.7:1	8.6:1
Cash, cash equivalents and short-term marketable securities	$33,326	$77,728
Long-term marketable securities	$8,292	$—
Total cash, cash equivalents and marketable securities	$41,618	$77,728

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $36,110 decrease in cash, cash equivalents and marketable securities at December 31, 2021, from December 31, 2020, resulted primarily from:

•	cash used in operations,
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, performance restricted stock units and exercise of stock options,
•	loan issued to EVRYTHNG, a related party, prior to closing the acquisition, and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, corporate notes, federal agency notes and pre-refunded municipals. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S.-backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2021 and 2020.

Cash flows from operating activities

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Net loss	$(34,759)	$(32,537)	$2,222	7%
Non-cash items	10,095	12,091	1,996	17%
Changes in operating assets and liabilities	(1,452)	508	1,960	386%
Net cash used in operating activities	$(26,116)	$(19,938)	$6,178	31%

Cash flows used in operating activities in 2021 compared to 2020 increased by $6,178, primarily as a result of a higher net loss, lower non-cash items and the impact of changes in operating assets and liabilities. The decrease in non-cash items was primarily due to the $5,032 gain on the forgiveness of the principal on our PPP loan, partially offset by higher stock-based compensation. The change in operating assets and liabilities was due to the timing of receipts from customers and payments to vendors.

Cash flows from investing activities

Cash flows from investing activities in 2021 compared to 2020 increased by $60,245, from $34,264 used to $25,981 provided, primarily as a result of higher net maturities of marketable securities, partially offset by a $2,000 loan issued to EVRYTHNG, a related party, prior to the closing of the acquisition.

Cash flows from financing activities

Cash flows from financing activities in 2021 compared to 2020 decreased by $68,457, from $62,685 provided to $5,772 used, primarily as a result of proceeds from the issuance of common stock and preferred stock related to the Subscription Agreement with TCM Strategic Partners L.P. in September 2020, lower proceeds from stock option exercises, proceeds from our PPP loan issued in April 2020, and higher purchases of common stock in 2021 in satisfaction of required withholding tax lability.

Future cash expectations

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one year evaluation period but may not consider things beyond its control, such as increasing revenue or the future exercise of outstanding financial assets. We have incurred operating losses and negative cash flows from operating activities during the last several years, and depending on future results, may continue to incur such losses and negative cash flows in the future. We believe our cash and marketable securities of $41,618 at December 31, 2021, will fund our projected operations for a period of less than 12 months, assuming we are not able to significantly grow revenues as currently expected, collect proceeds from the exercise of the EVRYTHNG warrants (see EVRYTHNG Acquisition section below for more information), or implement plans to contain operating costs. In this case, additional sources of capital will be needed by us to fund our operations. Under the rules of ASC 205-40, these factors raise substantial doubt about our ability to continue as a going concern.

We plan, as necessary, to secure additional capital in the future through increased revenue, exercise of the EVRYTHNG warrants, partnerships, collaborations, equity or debt financings, or other sources to carry out our planned business activities. If additional capital is not available when required, we may need to take steps to contain costs until such funding is received.

EVRYTHNG Acquisition

On January 3, 2022, we closed our acquisition of EVRYTHNG pursuant to the Share Purchase Agreement (“Purchase Agreement”) entered into on November 15, 2021. Upon closing, EVRYTHNG became a wholly owned subsidiary of Digimarc.

We acquired all outstanding shares of EVRYTHNG’s share capital in exchange for aggregate initial consideration consisting of 772 shares of our common stock and warrants to purchase 231 shares of our common stock. The number of warrants issued was determined based on there being approximately $8,500 of closing costs, which includes EVRYTHNG’s outstanding indebtedness, transaction expenses and certain other liabilities, net of EVRYTHNG’s cash on hand at closing. We paid $6,931 of the estimated closing costs in January 2022. A portion of the initial consideration was held back by us to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the sellers.

The warrants have a per share exercise price of $36.56 and may only be exercised by payment of the exercise price in cash. The number of shares of common stock underlying the warrants and the exercise price of the warrants are subject to adjustment upon the occurrence of certain specified events, including subdivisions and combinations of our common stock. The warrants will expire on March 27, 2022.

Under the terms of the Purchase Agreement, we filed a Registration Statement on Form S-3 with the SEC on January 19, 2022, that became effective on January 28, 2022, covering the resale of the shares of the common stock issued and to be issued as consideration to the sellers.

We granted replacement equity awards to the holders of unvested EVRYTHNG options, pursuant to the terms of the Purchase Agreement. The replacement equity awards have substantially equivalent economic value and vesting terms as the cancelled unvested options.

The Purchase Agreement provides for additional shares of our common stock, subject to certain conditions, to be issued in September 2022. The number of additional common shares, before any downward adjustments, is equivalent to $50,000 of our common stock. The number of additional common shares will be adjusted downward if EVRYTHNG fails to meet its Product Annual Recurring Revenue (“Product ARR”) target of $10,000 by February 28, 2022, and/or if our average stock price during the applicable measurement period is higher than our stock price as of the closing of the EVRYTHNG acquisition. The number of additional shares that may be issued is described in more detail in Item 1.01 of the Current Report on Form 8-K that we filed with the SEC on November 15, 2021, describing the Purchase Agreement. Based on estimated Product ARR at February 28, 2022, which is preliminary and subject to audit, we do not anticipate any additional shares of our common stock will be issued in September 2022.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. As of December 31, 2021, we had sold 498 shares at an average price of $46.36 under this Equity Distribution Agreement, totaling $23,068 of cash proceeds, less $544 of commissions and $646 of stock issuance costs. As of December 31, 2021, $6,932 remains available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of December 31, 2021, $97,892 remains available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	our expectations regarding the acquisition of EVRYTHNG and its impact on our business, including our expectations regarding additional shares that may be issued in connection with the acquisition;
•

our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health, and consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	the possible impact of any audit or review related to our PPP loan;
•	the potential impact of COVID-19 on projects with our Commercial customers and partners;
•	the concentration of most of our revenue among few customers and the trends and sources of future revenue;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
•	our beliefs regarding potential outcomes of participating in the HolyGrail 2.0 initiative and the utility of our products in the recycling industry;
•	our ESG projects and ESG Impact Report;
•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, sales growth initiatives and development of new market opportunities;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;
•	our assumptions and expectations related to stock awards;

•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;
•	anticipated effect of our adoption of accounting pronouncements;
•	our beliefs regarding our critical accounting policies;
•	our expectations regarding the impact of accounting pronouncements issued but not yet adopted;
•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;
•	our estimates, judgments and assumptions related to impairment testing;
•	variability of contracted arrangements in response to changes in circumstances underlying the original contractual arrangements;
•	business opportunities that could require that we seek additional financing and our ability to do so;
•	the size and growth of our markets and our assumptions and beliefs related to those markets;
•	the existence of international growth opportunities and our future investment in such opportunities;
•	our expected short-term and long-term liquidity positions;
•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;
•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;
•	the effect of computerized trading on our stock price;
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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on this evaluation, management has concluded that internal control over financial reporting was effective as of the end of the period covered by this Form 10-K based on those criteria.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2022 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The other information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Election of Directors,” “Management,” “Report of the Governance, Nominating, and Sustainability Committee of the Board of Directors—Audit Committee,” and “Other Matters—Delinquent Section 16(a) Reports.”

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

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Determination of Board Member Independence” and “Related Party Transactions.”

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the captions “Audit and Other Fees Paid to KPMG LLP” and “Approval of Audit Fees and Pre-Approval Policy.”

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

2.1

Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2

Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

2.3

Share Purchase Agreement dated November 15, 2021 between Digimarc Corporation, an Oregon corporation, and EVRYTHNG Limited, a company incorporated and registered in England, the sellers party thereto, and Fortis Advisors LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 (File No. 001-34108))

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

4.3

Warrant Agency Agreement, dated January 3, 2022, between Digimarc Corporation and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 (File No. 001-34108))

10.1

License Agreement, dated as of August 1, 2008, between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2

Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.2 to the Company’s amended Annual Report on Form 10-K/A, filed with the Commission on August 7, 2013 (File No. 001-34108))(4)

*10.3

Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.4

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.5

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. Chamness, Meyer, Beck, and Rodriguez (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.6

Patent License Agreement, dated as of June 11, 2009, between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.7

Limited Liability Company I Agreement, dated June 11, 2009, between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.8

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

Exhibit Number	Exhibit Description

10.9

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.10

Second Amendment to Lease, dated July 31, 2015, by and between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

10.11

Patent License Agreement, effective as of October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 28,2016 (File No. 001-34108))(3)

10.12

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

*10.13

Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 21, 2018 (File No. 001-34108))

*10.14

Equity Compensation Program for Nonemployee Directors under the Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.15

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2019 (File No. 001-34108)) (5)

10.16

Equity Distribution Agreement, dated May 16, 2019 by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2019 (File No. 001-34108))

10.17

Amendment No. 1 to Equity Distribution Agreement, dated August 6, 2020, by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

*10.18

Employment Agreement, effective as of August 10, 2020, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2020 (File No. 001-34108))

10.19

Subscription Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P.  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

10.20

Registration Rights Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

Exhibit Number	Exhibit Description
10.21

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108)) +

*10.22

Separation Agreement and General Release, dated April 12, 2021, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

*10.23

Employment Agreement, dated April 12, 2021, between Digimarc Corporation and Riley McCormack (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

*10.24	Separation Agreement and General Release, dated December 28, 2021, between Digimarc Corporation and Robert Chamness.

10.25	Sublease Agreement, dated February 4, 2022, by and between Fiserv Solutions, LLC and Digimarc Corporation.

10.26	Lease Extension Agreement, dated February 4, 2022, by and between Portland 1 LLC and Digimarc Corporation.

*10.27	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McCormack, Beck, Meyer, Rodriguez and Sickles.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†

Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Digimarc hereby undertakes to furnish to the Securities and Exchange Commission (the “Commission”) copies of the omitted schedules and exhibits upon request by the Commission.

+	Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
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

DIGIMARC CORPORATION

Date: March 4, 2022	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RILEY MCCORMACK	President, Chief Executive Officer and Director	March 4, 2022
Riley McCormack	(Principal Executive Officer)

/S/ CHARLES BECK	Chief Financial Officer and Treasurer	March 4, 2022
Charles Beck	(Principal Financial and Accounting Officer)

/S/ ALICIA SYRETT	Chair of the Board of Directors	March 4, 2022
Alicia Syrett

/S/ SANDEEP DADLANI	Director	March 4, 2022
Sandeep Dadlani

/S/ JAMES T. RICHARDSON	Director	March 4, 2022
James T. Richardson

/S/ Ravi KUMAR SINGISETTI	Director	March 4, 2022
Ravi Kumar Singisetti

/S/ ANDREW WALTER	Director	March 4, 2022
Andrew Walter

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and negative cash flows from operating activities over the last several years that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition for new contracts

As discussed in Note 2 to the consolidated financial statements, the Company recorded $26.5 million of total revenue for the year ended December 31, 2021, of which $15.0 million was service revenue and $11.5 million was subscription revenue. Customer arrangements may contain multiple performance obligations such as software development services, software products, and maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. The Company derives its revenue primarily from software development services and software subscriptions with a wide range of service and software offerings.

We identified the evaluation of the Company’s revenue recognition related to new contracts entered into during the year as a critical audit matter. Challenging auditor judgment was required to evaluate the potential impact of specific contract terms on revenue recognition due to the unique nature of new revenue contracts within each service and software offering.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s revenue recognition process, including a control over the Company’s assessment of the contract terms and applicable revenue recognition requirements for new contracts. For a selection of new contracts, we read the contract and evaluated the Company’s assessment of the contract terms and revenue recognition. For certain contracts, we confirmed the relevant contract terms directly with the Company’s customers and compared them to the terms utilized by the Company to record revenue. We assessed the recorded revenue by selecting a sample of transactions and comparing the revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. For a selection of revenue contracts entered during the year, we interviewed personnel outside of the accounting function to consider other relevant facts and circumstances and their impact on revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Portland, Oregon

March 4, 2022

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,789	$19,696
Marketable securities	19,537	58,032
Trade accounts receivable, net	6,368	3,907
Loan receivable from related party	2,001	—
Other current assets	2,316	2,197
Total current assets	44,011	83,832
Marketable securities	8,292	—
Property and equipment, net	2,875	3,272
Intangibles, net	6,611	6,612
Goodwill	1,114	1,114
Other assets	1,973	2,198
Total assets	$64,876	$97,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,727	$2,827
Deferred revenue	2,989	3,002
Note payable, current	—	3,947
Total current liabilities	7,716	9,776
Lease liability and other long-term liabilities	1,780	2,295
Note payable, long-term	—	1,118
Total liabilities	9,496	13,189
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2021 and 2020)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 16,940 and 16,735 shares issued and outstanding at December 31, 2021 and 2020, respectively)	17	17
Additional paid-in capital	261,324	255,024
Accumulated deficit	(206,011)	(171,252)
Total shareholders’ equity	55,380	83,839
Total liabilities and shareholders’ equity	$64,876	$97,028

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Revenue:
Service	$15,006	$13,881
Subscription	11,514	10,109
Total revenue	26,520	23,990
Cost of revenue:
Service	6,299	5,827
Subscription	2,478	2,107
Total cost of revenue	8,777	7,934
Gross profit	17,743	16,056
Operating expenses:
Sales and marketing	20,433	18,845
Research, development and engineering	17,542	17,314
General and administrative	19,634	12,710
Total operating expenses	57,609	48,869
Operating loss	(39,866)	(32,813)
Other income:
Gain on extinguishment of note payable	5,094	—
Other income (loss)	29	277
Other income, net	5,123	277
Loss before income taxes	(34,743)	(32,536)
Provision for income taxes	(16)	(1)
Net loss	$(34,759)	$(32,537)
Beneficial conversion feature	—	(11,443)
Net loss attributable to common shares	$(34,759)	$(43,980)
Earnings (loss) per common share:
Loss per common share — basic	$(2.11)	$(3.41)
Loss per common share — diluted	$(2.11)	$(3.41)
Weighted average common shares outstanding — basic	16,463	12,906
Weighted average common shares outstanding — diluted	16,463	12,906

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$83,839
Exercise of stock options	—	—	220	—	6,007	—	6,007
Issuance of restricted common stock	—	—	255	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—
Forfeiture of restricted common stock	—	—	(65)	—	—	—	—
Purchase and retirement of common stock	—	—	(317)	—	(11,779)	—	(11,779)
Stock-based compensation	—	—	—	—	12,072	—	12,072
Net loss	—	—	—	—	—	(34,759)	(34,759)
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$55,380

BALANCE AT DECEMBER 31, 2019	10	$50	12,446	$12	$188,103	$(138,715)	$49,450
Issuance of Series B preferred stock, net of issuance costs	17	17	—	—	16,871	—	16,888
Record Series B beneficial conversion feature	—	—	—	—	11,443	—	11,443
Accrete Series B beneficial conversion feature	—	—	—	—	(11,443)	—	(11,443)
Conversion of Series B preferred stock to common stock	(17)	(17)	1,198	1	16	—	—
Issuance of common stock, net of issuance costs	—	—	2,704	3	38,600	—	38,603
Exercise of stock options	—	—	358	1	5,921	—	5,922
Issuance of restricted common stock	—	—	256	—	—	—	—
Forfeiture of restricted common stock	—	—	(15)	—	—	—	—
Purchase and retirement of common stock	—	—	(212)	—	(3,760)	—	(3,760)
Stock-based compensation	—	—	—	—	9,273	—	9,273
Net loss	—	—	—	—	—	(32,537)	(32,537)
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$83,839

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,759)	$(32,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and write-off of property and equipment	1,370	1,531
Amortization and write-off of intangibles	678	771
Amortization of right of use assets under operating leases	493	470
Amortization of net premiums (discounts) on marketable securities	650	204
Gain on extinguishment of note payable	(5,032)	—
Stock-based compensation	11,936	9,115
Changes in operating assets and liabilities:
Trade accounts receivable	(2,647)	114
Other current assets	(119)	259
Other assets	(83)	(8)
Accounts payable and other accrued liabilities	2,078	512
Deferred revenue	(10)	(199)
Lease liability and other long-term liabilities	(671)	(170)
Net cash used in operating activities	(26,116)	(19,938)
Cash flows from investing activities:
Loan to related party	(2,000)	—
Purchase of property and equipment	(966)	(1,020)
Capitalized patent costs	(606)	(612)
Maturities of marketable securities	82,076	42,951
Purchases of marketable securities	(52,523)	(75,583)
Net cash provided by (used in) investing activities	25,981	(34,264)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	38,603
Issuance of preferred stock, net of issuance costs	—	16,888
Exercise of stock options	—	5,922
Proceeds from note payable	—	5,032
Purchase of common stock	(5,772)	(3,760)
Net cash provided by (used in) financing activities	(5,772)	62,685
Net increase (decrease) in cash and cash equivalents	(5,907)	8,483
Cash and cash equivalents at beginning of period	19,696	11,213
Cash and cash equivalents at end of period	$13,789	$19,696
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(40)	$20
Supplemental schedule of non-cash investing and financing activities:
Property and equipment and patent costs in accounts payable	$(58)	$76
Stock-based compensation capitalized to software and patent costs	$136	$158
Cashless exercise of stock options	$6,007	$—
Beneficial conversion feature	$—	$11,443
Series B preferred stock dividend, converted into common stock	$—	$248

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a pioneer of digital watermarking solutions, which enable a more efficient, reliable and economical means of automatic identification. Digimarc technology can be used to apply a unique digital identity to virtually all media objects, including product packaging, commercial print, audio and video. These digital identities can be automatically identified by an enabled ecosystem of industrial scanners, smartphones and other interfaces. The technology features:

•

Digimarc watermarks: a data carrier that can provide a unique digital identity to media objects and is generally visibly imperceptible to people and therefore can be repeated many times over the surface of media objects.

•

Digimarc Discover: a software program for computing devices and network interfaces that recognizes and decodes digital identities applied to media objects. These digital identities can be applied to media objects using Digimarc watermarks, quick response codes and universal product codes, among other types of codes.

•	Digimarc Verify: a suite of software tools used to inspect and verify that the digital identity applied via Digimarc watermarks to media objects are accurate and effective.

Together, these core capabilities enable organizations, application developers, and other solution providers to build new and improve existing automatic identification solutions.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Digimarc acquired EVRYTHNG Limited (“EVRYTHNG”) on January 3, 2022. The financial results of EVRYTHNG will be consolidated with Digimarc’s financial results prospectively. See Note 16 for information related to the EVRYTHNG acquisition.

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

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including the reclassification of revenue by major target market in Note 2. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and pre-refunded municipals totaling $2,478 and $18,568 at December 31, 2021 and 2020, respectively. Cash

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

equivalents are carried at either cost or amortized cost depending on the type of security, which approximates fair value.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper, corporate notes, federal agency notes and pre-refunded municipals. The Company’s marketable securities are classified as held-to-maturity and are reported at amortized cost, which approximates market value.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2021 and 2020, respectively, was as follows:

December 31, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$2,478	$—	$—	$2,478
Commercial paper	—	13,382	—	13,382
Corporate notes	—	9,585	—	9,585
Federal agency notes	—	3,799	—	3,799
Pre-refunded municipals	—	1,063	—	1,063
Total	$2,478	$27,829	$—	$30,307

December 31, 2020	Level 1	Level 2	Level 3	Total
Money market securities	$10,988	$—	$—	$10,988
Commercial paper	—	36,478	—	36,478
Pre-refunded municipals	—	26,697	—	26,697
Corporate notes	—	2,437	—	2,437
Total	$10,988	$65,612	$—	$76,600

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2021 are as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$30,307	$22,015	$8,292	$—	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

 The estimated fair values of the Company’s financial instruments, which include accounts receivable, loan receivable from related party, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments.

Concentrations of Business and Credit Risk

A significant portion of the Company’s business depends on a limited number of large contracts. The loss of any large contract may result in loss of revenue and margin on a prospective basis. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable.

The Company places its cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, the Company’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. The Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of its cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, the Company’s credit risk associated with cash and cash equivalents and marketable securities is believed to be minimal.

The Company manages credit risk on accounts receivable by evaluating a customer’s credit worthiness before extending any significant amount of credit. There is a significant concentration of accounts receivable at vary times from our two largest customers. Both customers have significant financial means and a history of paying their invoices timely. The Company does not have a history of significant bad debt write-offs. As a result, the Company’s credit risk associated with accounts receivable is believed to be low.

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

Goodwill

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value, in accordance with ASC 350 “Intangibles – Goodwill and Other.” The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. In connection with the Company’s annual impairment test of goodwill as of June 30, 2021 and 2020, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit exceeded the carrying value.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options, restricted stock and restricted stock units based on estimated fair values. The estimated fair value of stock-based awards is recognized over the vesting period of the award using the straight-line method.

For stock options, the Company uses the Black-Scholes option pricing model as its method of valuation. The Company’s determination of the fair value on the date of grant (measurement date) is affected by its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, the risk-free interest rate and the expected dividend yield.

For restricted stock and restricted stock units that vest upon meeting a service condition, the Company uses the fair market value of the Company’s common stock on the date of the grant (measurement date) as its method of valuation.

For performance restricted stock units that vest upon meeting both a market condition and a service condition, the Company uses the Monte Carlo Simulation model as its method of valuation. The Company’s determination of the fair value on the date of grant (measurement date) is affected by its stock price as well as assumptions regarding

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award and the risk-free interest rate.

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

Liquidity

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one year evaluation period but may not consider things beyond its control, such as increasing revenue or the future exercise of outstanding financial assets.  The Company has incurred operating losses and negative cash flows from operating activities the last several years and depending on future results may continue to incur such losses and negative cash flows in the future. The Company believes its cash and marketable securities of $41,618 at December 31, 2021, will fund the Company’s projected operations for a period of less than 12 months, assuming management is not able to significantly grow revenues as currently expected, collect proceeds from the exercise of the EVRYTHNG warrants (see Note 16 for information related to the EVRYTHNG warrants), or implement plans to contain operating costs. In this case, additional sources of capital will be needed by the Company to fund its operations. Under the rules of ASC 205-40, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans, as necessary, to secure additional capital in the future through increased revenue, exercise of the EVRYTHNG warrants, partnerships, collaborations, equity or debt financings, or other sources to carry out the Company’s planned business activities. If additional capital is not available when required, the Company may need to take steps to contain costs until such funding is received.

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combination (ASC 805): Accounting for Contract Assets and Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this update primarily address the accounting for contract assets and liabilities from revenue contracts with customers in a business combination, and improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company adopted this new standard on January 1, 2022. The Company is currently evaluating the impact of adopting this standard on the Company’s financial condition, results of operations and disclosures in relation to the recent acquisition of EVRYTHNG. See Note 16 for information on the EVRYTHNG acquisition.

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

(2) Revenue Recognition

The Company derives its revenue primarily from software development services and software subscriptions.  Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials consulting agreements.  Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing or sale of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Government
Service	$13,198	$13,263
Subscription	1,200	1,400
Total Government	14,398	14,663
Commercial
Service	$1,808	$618
Subscription	10,314	8,709
Total Commercial	12,122	9,327
Total	$26,520	$23,990

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

The following table provides information about contract liabilities from contracts with customers:

	December 31,	December 31,
	2021	2020
Deferred revenue, current	$2,989	$3,002
Deferred revenue, long-term	33	30
Total	$3,022	$3,032

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The Company recognized $2,966 of revenue during the year ended December 31, 2021 that was included in the contract liability balance as of December 31, 2020.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $16,870 and $17,921, as of December 31, 2021 and 2020, respectively.

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Domestic	$6,675	$7,419
International (1)	19,845	16,571
Total	$26,520	$23,990

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Central Banks	54%	60%
Walmart Inc.	12%	13%

Long-lived assets by geographical area

The Company’s long-lived assets are all domiciled in the U.S.

(4) Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock options, restricted stock, restricted stock units, and performance restricted stock units.

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

Black Scholes Option Valuation Inputs:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Stock price	$—	$15.36
Expected life (years)	—	3.25
Expected volatility	—	70.91%
Risk-free interest rate	—	0.25%
Expected dividend yield	—	0%

There were no stock options granted during the year ended December 31, 2021.

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

There were no RSUs granted during the year ended December 31, 2021.

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

Monte Carlo Simulation Inputs:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Stock price	$—	$16.49
Expected volatility	—	72.50%
Risk-free interest rate	—	0.14%

There were no PRSUs granted during the year ended December 31, 2021.

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

The terms of the Separation Agreement resulted in the acceleration of vesting for 137 stock options, 30 RSUs, and 82 PRSUs and the forfeiture of 35 stock options, 15 RSUs, and 42 PRSUs. The terms of the Separation Agreement also resulted in a modification to all of Mr. Davis’s outstanding stock options, as the expiration date for exercise of the options was extended beyond the original terms of the options, and 21 PRSUs were modified to provide for accelerated vesting. In accordance with ASC 718, the Company calculated the fair value of the modified stock options and PRSUs and calculated the fair value of the original stock options and PRSUs immediately before the modification. The Company recorded additional stock-based compensation expense of $1,926 upon modification of these awards during the second quarter ended June 30, 2021.

The Company incurred a total of $3,990 of stock-based compensation expense, including the impact of the modified awards noted above, during the second quarter ended June 30, 2021, associated with the Separation Agreement.

Stock-based Compensation

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Stock-based compensation:
Cost of revenue	$693	$745
Sales and marketing	2,691	2,152
Research, development and engineering	1,590	1,890
General and administrative	6,962	4,328
Stock-based compensation expense	11,936	9,115
Capitalized to software and patent costs	136	158
Total stock-based compensation	$12,072	$9,273

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under the Company’s equity compensation plans:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Total unrecognized compensation costs	$11,301	$14,416

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2021 for stock options, restricted stock, RSU, and PRSU awards over weighted average periods through December 31, 2025 as follows:

	Stock	Restricted
	Options	Stock	RSUs	PRSUs
Weighted average period	—	1.36 years	—	—

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

The following table reconciles earnings (loss) per common share:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Basic Earnings (Loss) per Common Share:
Net loss — basic	$(34,759)	$(32,537)
Beneficial conversion feature	—	(11,443)
Net loss attributable to common shares — basic	$(34,759)	$(43,980)
Weighted average common shares outstanding — basic	16,463	12,906
Basic earnings (loss) per common share	$(2.11)	$(3.41)

Diluted Earnings (Loss) per Common Share:
Net loss attributable to common shares — diluted	$(34,759)	$(43,980)
Weighted average common shares outstanding — diluted	16,463	12,906
Diluted earnings (loss) per common share	$(2.11)	$(3.41)

See Note 12 for details on the beneficial conversion feature.

The following table indicates the common stock equivalents related to stock options, RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Anti-dilutive shares due to:
Exercise prices higher than the average market price	50	200
Net loss	32	—

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	December 31,	December 31,
	2021	2020
Trade accounts receivable, current	$6,393	$3,932
Trade accounts receivable, long-term	186	—
Allowance for doubtful accounts	(25)	(25)
Trade accounts receivable, net	$6,554	$3,907
Unpaid deferred revenue included in trade accounts receivable	$1,891	$1,711

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2021	2020
Company A	43%	69%
Company B	15%	0%
Company C	11%	0%

(7) Related Party Transaction

On December 10, 2021, the Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) pursuant to that certain Share Purchase Agreement dated November 15, 2021 relating to the Company’s acquisition of EVRYTHNG. The Loan Agreement provides for a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The loan matures on December 9, 2022.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The aggregate outstanding balance of the loan, with accrued interest, was $2,001 as of December 31, 2021.

See Note 16 for information related to the acquisition of EVRYTHNG.

(8) Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	December 31,	December 31,
	2021	2020
Office furniture and fixtures	$1,648	$1,650
Software	5,674	5,004
Equipment	5,250	4,967
Leasehold improvements	1,658	1,658
Gross property and equipment	14,230	13,279
Less accumulated depreciation and amortization	(11,355)	(10,007)
Property and equipment, net	$2,875	$3,272

(9) Leases

The Company accounts for leases in accordance with ASC 842, “Leases.” The Company leases its corporate office in Beaverton, Oregon. The term of the lease runs through March 2024 with remaining rent payments as of December 31, 2021 totaling $1,899 plus operating expenses, payable in monthly installments.

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	December 31,	December 31,
	2021	2020
Right of use assets	$1,300	$1,793
Lease liabilities, current	$745	$663
Lease liabilities, long-term	$1,028	$1,772

Weighted-average remaining life	2.2 years	3.2 years
Weighted-average discount rate	8%	8%

The carrying value of the right of use assets is included in “Other assets” and the current and long-term lease liabilities are included in “Accounts payable and other accrued liabilities” and “Lease liability and other long-term liabilities,” respectively, in the Consolidated Balance Sheets.

Operating lease expense is included in operating expenses in the Consolidated Statements of Operations and in cash flows from operating activities in the Consolidated Statements of Cash Flows. The operating leases include variable lease costs which are included in operating lease expense as incurred. Additional details of the Company’s operating leases are presented in the following table:

	Year-Ended	Year-Ended
	December 31,	December 31,
	2021	2020
Operating lease expense	$1,020	$1,030
Cash paid for operating leases	$1,170	$1,218

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of December 31, 2021:

Cash
Payment
Year ending December 31:	Obligations
2022	$862
2023	867
2024	218
2025	—
2026	—
Thereafter	—
Total lease payments	1,947
Imputed interest	(174)
Total minimum lease payments	$1,773

See Note 16 for information related to the sublease and lease extension the Company entered into in February 2022 for new corporate office space.

(10) Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2021 and 2020.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2021	2020
Capitalized patent costs	17-20	$10,219	$9,708
Intangible assets acquired:
Purchased intellectual property	3-10	250	250
Existing technology	5	1,560	1,560
Customer relationships	7	290	290
Gross intangible assets		12,319	11,808
Accumulated amortization		(5,708)	(5,196)
Intangibles, net		$6,611	$6,612

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Amortization expense	$576	$559

For intangible assets recorded at December 31, 2021, the estimated future aggregate amortization expense for the years ending December 31, 2022 through December 31, 2026 is as follows:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Amortization
Year ending December 31:	Expense
2022	$537
2023	526
2024	514
2025	494
2026	462

(11) Notes Payable

Promissory Note under the Paycheck Protection Program

On April 16, 2020, the Company entered into a Promissory Note with Stearns Bank, N.A. in an aggregate principal amount of $5,032 (the “Note”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The Note was to mature two years from the disbursement date and bore interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing six months after the disbursement date and could have been prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Note was subject to forgiveness to the extent proceeds were used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company believes that it used all of the proceeds from the Note for Qualifying Expenses.

On June 29, 2020, the Company was notified by Stearns Bank, N.A. that the Note was transferred to The Loan Source, Inc., (the “Lender”) who became responsible for servicing the Note, including administering loan forgiveness.

On September 15, 2020, the Company filed its application for 100% forgiveness of the Note. The application was reviewed by the Lender and submitted to the Small Business Administration (“SBA”) for approval on December 17, 2020.

On September 29, 2021, the Company received confirmation from the Lender that the Note had been 100% forgiven with respect to both the principal of $5,032 and accrued interest of $62, and that the funds had been received from the SBA to pay off the Note. The SBA reserves the right to audit any PPP loan. The Company recognized a $5,094 gain on extinguishment of the Note within other income in the Consolidated Statements of Operations for the year-ended December 31, 2021.

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

On September 29, 2020, the Company entered into a Subscription Agreement with TCM Strategic Partners L.P. to issue and sell 17 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Shares”), for $16,970 of cash proceeds and paid $84 in stock issuance costs. The closing of the sale and issuance of the Series B Shares occurred on October 1, 2020. Subject to shareholder approval, the Series B Shares automatically convert into fully paid and non-assessable shares of common stock at a conversion price equal to $14.37 per share.

On December 10, 2020, the Company held a Special Meeting of Shareholders that approved the issuance of the Company’s common stock upon the conversion of the Series B Shares issued to TCM Strategic Partners L.P. in connection with the private placement on October 1, 2020. On December 10, 2020, the Series B Shares automatically converted into 1,198 shares of the Company’s common stock (“the Conversion Shares”). Under the terms of the Subscription Agreement, the Conversion Shares continued to be subject to the restrictions on transfer that expired on October 1, 2021.

The Series B Shares contained a contingent beneficial conversion feature (“BCF”) that was recognized and accreted at its intrinsic value of $11,443 upon shareholder approval on December 10, 2020 and recognized in the Consolidated Statements of Shareholders’ Equity. The BCF is treated as a deduction from net loss to arrive at net loss attributable to common shares for the purposes of calculating earnings per share. See Note 5 for the calculation of basic and diluted earnings per share.

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

There were no shares sold for the year end December 31, 2021.

For the year ended December 31, 2020, the Company sold 162 shares at an average price of $16.80 under this Equity Distribution Agreement totaling $2,718 of cash proceeds, less $61 of commissions and $394 of stock issuance costs, for net cash proceeds of $2,263.

As of December 31, 2021, $6,932 remained available for future issuance under the Equity Distribution Agreement.

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

As of December 31, 2021, under all of the Company’s stock-based compensation plans, an additional 1,004 shares remained available for future grants under the 2018 Plan. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of restricted stock unit awards.

Stock Options

The following table reconciles the outstanding balance of stock option awards:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2019	558	$31.22	$14.03
Granted	105	$15.36	$7.36
Exercised	(358)	$29.36	$13.24
Forfeited or expired	—	—	—
Options outstanding, December 31, 2020	305	$27.94	$12.65
Granted	—	$—	$—
Exercised	(220)	$27.31	$17.36
Forfeited or expired	(35)	$15.36	$7.36
Options outstanding, December 31, 2021	50	$39.54	$22.23	$—
Options exercisable, December 31, 2021	50	$39.54		$—
Options unvested, December 31, 2021	—	$—		$—

The aggregate intrinsic value is based on the closing price of $39.48 per share of Digimarc common stock on December 31, 2021, which would have been received by the optionees had all of the options with exercise prices less than $39.48 per share been exercised on that date.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The following table summarizes information about stock option awards outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$39.54	50	1.61	$39.54	50	1.61	$39.54

Restricted Stock

The following table reconciles the unvested balance of restricted stock awards:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2019	435	$27.05
Granted	256	$29.95
Vested	(260)	$28.25
Forfeited	(15)	$23.73
Unvested balance, December 31, 2020	416	$28.20
Granted	255	$40.53
Vested	(246)	$29.76
Forfeited	(65)	$33.64
Unvested balance, December 31, 2021	360	$34.90

The following table indicates the fair value of all restricted stock awards that vested:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Fair value of restricted stock awards vested	$8,957	$5,946

Restricted Stock Units

The following table reconciles the unvested balance of restricted stock unit awards:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2019	—	$—
Granted	45	$15.36
Vested	—	$—
Forfeited	—	$—
Unvested balance, December 31, 2020	45	$15.36
Granted	—	$—
Vested	(30)	$15.36
Forfeited	(15)	$15.36
Unvested balance, December 31, 2021	—	$—

The fair value of RSUs vested was $1,050 for the year ended December 31, 2021.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Performance Restricted Stock Units

The following table reconciles the unvested balance of performance restricted stock unit awards:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2019	—	$—
Granted	124	$11.08
Vested	—	$—
Forfeited	—	$—
Unvested balance, December 31, 2020	124	$11.08
Granted	—	$—
Vested (1)	(82)	$15.54
Forfeited	(42)	$11.08
Unvested balance, December 31, 2021	—	$—

(1)

Includes the impact of the modification of 21 PRSUs which were cancelled and reissued at a grant date fair value of $28.93.

The fair value of PRSUs vested was $2,886 for the year ended December 31, 2021.

(13) Defined Contribution Plan

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Matching contributions	$1,162	$1,146

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(14) Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the years ended December 31, 2021 and 2020 was 0%. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Components of tax benefit (provision) allocated to continuing operations include the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Current:
Federal	$—	$16
State	(7)	(9)
Foreign	(9)	(8)
Sub-total	$(16)	$(1)
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Sub-total	$—	$—
Total tax benefit (provision)	$(16)	$(1)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2021	%	2020	%
Income taxes computed at statutory rates	$7,296	(21)%	$6,832	(21)%
(Increases) decreases resulting from:
Change in valuation allowance	(8,634)	24%	(7,830)	24%
Federal and state research and experimentation credits	787	(2)%	947	(3)%
State income taxes, net of federal tax benefit	414	(1)%	451	(1)%
Other	121	—%	(401)	1%
Total	$(16)	—%	$(1)	—%

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating losses	$55,481	$47,442
Federal and state research and experimentation credits	9,789	9,152
ASC 842 - lease liabilities	393	524
Stock based compensation	217	158
Deferred social security tax	116	212
Goodwill	97	154
Other	107	128
Total gross deferred tax assets	66,200	57,770
Less valuation allowance	(64,273)	(55,639)
Net deferred tax assets	$1,927	$2,131

Deferred tax liabilities:
Patent expenditures	$(1,475)	$(1,433)
ASC 842 - right of use assets	(288)	(386)
Fixed asset differences	(164)	(312)
Total gross deferred tax liabilities	$(1,927)	$(2,131)
Total net deferred tax assets and liabilities	$—	$—

The Company had a valuation allowance of $64,273 and $55,639 on deferred tax assets as of December 31, 2021 and 2020, respectively, an increase of $8,634 during the year ended December 31, 2021.

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of $227,497 and $157,135, respectively, which have a carryforward of 5 years to indefinite depending on the jurisdiction. The gross deferred tax assets for federal and state net operating loss carryforwards acquired in the Attributor Corporation acquisition have been reduced to the amount of losses allowed to be utilized in the post-acquisition period before expiration after considering the applicable limitations of Internal Revenue Code Section 382.

As of December 31, 2021, the Company has federal and state research and experimental tax credits of $10,369 and $428, respectively, which have a carryforward of 5 to 20 years depending on the jurisdiction.

The Company records accrued interest and penalties associated with uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Beginning balance	$823	$676
Addition for current year tax positions	84	92
Addition for prior year tax positions	11	55
Reduction for prior year positions	—	—
Reduction for prior year positions resolved during the current year	—	—
Ending balance	$918	$823

Uncertain tax positions are classified as a long-term liability (or a contra deferred tax asset) in the Consolidated Balance Sheets for uncertain tax positions taken (or expected to be taken) on a tax return.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2018 through 2020 and applicable state jurisdictions for the tax years 2018 through 2020. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

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

(16) Subsequent Events

EVRYTHNG Acquisition

On January 3, 2022, the Company closed on its acquisition of EVRYTHNG pursuant to the Share Purchase Agreement (“Purchase Agreement”) entered into on November 15, 2021. Upon closing, EVRYTHNG became a wholly owned subsidiary of the Company.

The Company acquired all outstanding shares of EVRYTHNG’s share capital in exchange for aggregate initial consideration consisting of 772 shares of common stock of the Company and warrants to purchase 231 shares of common stock of the Company. The number of warrants issued was determined based on there being approximately $8,500 of closing costs, which includes EVRYTHNG’s outstanding indebtedness, transaction expenses and certain other liabilities, net of EVRYTHNG’s cash on hand at closing. The Company paid $6,931 of the estimated closing costs in January 2022. A portion of the initial consideration was held back by the Company to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the sellers.

The warrants have a per share exercise price of $36.56 and may only be exercised by payment of the exercise price in cash. The number of shares of common stock underlying the warrants and the exercise price of the warrants are subject to adjustment upon the occurrence of certain specified events, including subdivisions and combinations of the Company’s common stock. The warrants will expire on March 27, 2022.

Under the terms of the Purchase Agreement, the Company filed a Registration Statement on Form S-3 with the SEC on January 19, 2022, that became effective on January 28, 2022, covering the resale of the common shares issued and to be issued as consideration to the sellers.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

The Company granted replacement equity awards to the holders of unvested EVRYTHNG options, pursuant to the terms of the Purchase Agreement. The replacement equity awards have substantially equivalent economic value and vesting terms as the cancelled unvested options.

The Purchase Agreement provides for additional shares of the Company’s common stock, subject to certain conditions, to be issued in September 2022. The number of additional common shares, before any downward adjustments, is equivalent to $50,000 of the Company’s common stock. The number of additional common shares will be adjusted downward if EVRYTHNG fails to meet its Product Annual Recurring Revenue target of $10,000 by February 28, 2022, and/or if the Company’s average stock price during the applicable measurement period is higher than its stock price as of the closing of the EVRYTHNG acquisition. The number of additional shares that may be issued is described in more detail in Item 1.01 of the Current Report on Form 8-K that the Company filed with the SEC on November 15, 2021 describing the Purchase Agreement.

Sublease and Lease Extension

On February 4, 2022, the Company entered into a sublease agreement and lease extension agreement on a facility in Beaverton, Oregon in order to move the Company’s principal corporate offices. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030, with rent payments totaling $8.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining term of the Company’s existing corporate office lease.