Form 10-Q
period 2022-03-31
Digimarc CORP
filed 2022-05-13
CIK 1438231

Al

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34108

DIGIMARC CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	26-2828185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 SW Creekside Place, Beaverton, Oregon 97008

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 6, 2022, there were 19,940,921 shares of the registrant’s common stock, par value $0.001 per share, outstanding

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,228	$13,789
Marketable securities	15,958	19,537
Trade accounts receivable, net	5,934	6,368
Loan receivable from related party	—	2,001
Other current assets	4,489	2,316
Total current assets	29,609	44,011
Marketable securities	5,709	8,292
Property and equipment, net	2,922	2,875
Intangibles, net	41,833	6,611
Goodwill	6,412	1,114
Lease right of use assets	5,746	1,300
Other assets	1,268	673
Total assets	$93,499	$64,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$10,875	$4,727
Deferred revenue	4,315	2,989
Total current liabilities	15,190	7,716
Long-term lease liabilities	6,267	1,028
Other long-term liabilities	519	752
Total liabilities	21,976	9,496
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2022 and December 31, 2021)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 17,687 and 16,940 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	18	17
Additional paid-in capital	296,364	261,324
Accumulated deficit	(223,792)	(206,011)
Accumulated other comprehensive loss	(1,117)	—
Total shareholders’ equity	71,523	55,380
Total liabilities and shareholders’ equity	$93,499	$64,876

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Revenue:
Service	$3,620	$3,784
Subscription	3,791	2,916
Total revenue	7,411	6,700
Cost of revenue:
Service (1)	1,831	1,570
Subscription (1)	1,042	791
Amortization expense on acquired intangible assets	1,194	—
Total cost of revenue	4,067	2,361
Gross profit	3,344	4,339
Operating expenses:
Sales and marketing	7,945	4,941
Research, development and engineering	6,091	4,131
General and administrative	6,408	3,493
Amortization expense on acquired intangible assets	342	—
Impairment of lease right of use assets and leasehold improvements	574	—
Total operating expenses	21,360	12,565
Operating loss	(18,016)	(8,226)
Other income (loss), net	(4)	10
Loss before income taxes	(18,020)	(8,216)
Benefit (provision) for income taxes	239	(6)
Net loss	$(17,781)	$(8,222)

Loss per common share:
Loss per common share — basic	$(1.03)	$(0.50)
Loss per common share — diluted	$(1.03)	$(0.50)
Weighted average common shares outstanding — basic	17,344	16,333
Weighted average common shares outstanding — diluted	17,344	16,333

Comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	$(198)	$—
Foreign currency translation adjustment, net of tax of $0	(919)	—
Other comprehensive loss	$(1,117)	$—
Net loss	(17,781)	(8,222)
Comprehensive loss	$(18,898)	$(8,222)
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock for acquisition	—	—	772	1	31,518	—	—	31,519
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Vesting of restricted stock units	—	—	1	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(8)	—	—	—	—	—
Purchase of common stock	—	—	(18)	—	(583)	—	—	(583)
Stock-based compensation	—	—	—	—	2,504	—	—	2,504
Unrealized loss on marketable securities	—	—	—	—	—	—	(198)	(198)
Foreign currency translation adjustments	—	—	—	—	—	—	(919)	(919)
Net loss	—	—	—	—	—	(17,781)	—	(17,781)
BALANCE AT MARCH 31, 2022	10	$50	17,687	$18	$296,364	$(223,792)	$(1,117)	$71,523

BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$—	$83,839
Issuance of restricted common stock	—	—	154	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(19)	—	—	—	—	—
Purchase of common stock	—	—	(20)	—	(870)	—	—	(870)
Stock-based compensation	—	—	—	—	2,046	—	—	2,046
Net loss	—	—	—	—	—	(8,222)	—	(8,222)
BALANCE AT MARCH 31, 2021	10	$50	16,850	$17	$256,200	$(179,474)	$—	$76,793

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,781)	$(8,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	390	363
Amortization of acquired intangible assets	1,536	—
Amortization and write-off of other intangible assets	171	177
Amortization of lease right of use assets under operating leases	271	118
Amortization of net premiums (discounts) on marketable securities	26	(266)
Stock-based compensation	2,468	2,010
Impairment of lease right of use assets and leasehold improvements	574	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,731	(612)
Other current assets	(17)	219
Other assets	(601)	(44)
Accounts payable and other accrued liabilities	219	501
Deferred revenue	(423)	(55)
Lease liability and other long-term liabilities	(420)	(177)
Net cash used in operating activities	(11,856)	(5,988)
Cash flows from investing activities:
Net cash paid for acquisition	(3,512)	—
Purchase of property and equipment	(414)	(317)
Capitalized patent costs	(119)	(159)
Proceeds from maturities of marketable securities	5,937	17,494
Purchases of marketable securities	—	(25,151)
Net cash provided by (used in) investing activities	1,892	(8,133)
Cash flows from financing activities:
Purchase of common stock	(583)	(870)
Repayment of loan	(15)	—
Net cash used in financing activities	(598)	(870)
Effect of exchange rate on cash	1	—
Net decrease in cash and cash equivalents	(10,561)	(14,991)
Cash and cash equivalents at beginning of period	13,789	19,696
Cash and cash equivalents at end of period	$3,228	$4,705
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(3)	$(17)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$29	$(103)
Stock-based compensation capitalized to software and patent costs	$36	$36
Common stock issued for acquisition	$31,519	$—
Warrants issued for acquisition	$1,601	$—
Right of use assets obtained in exchange for lease obligations	$5,176	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a global leader in product digitization, delivering business value across industries through unique identifiers and cloud-based solutions. Our technology illuminates a product's journey to provide complete visibility into all relevant product data, allowing companies to make intelligent business decisions.

The Digimarc Platform is a unique software as a service to manage digital identities, connect physical items using most existing data carriers, and provide a digital twin to help connected physical items interact with machines, devices, and applications. The Digimarc Platform is underpinned by:

•

Digital Watermarks: Built on a patented foundation, these data carriers provide an imperceptible digital identity and make scanning much more efficient than traditional visual barcodes as they are repeated many times throughout product packaging.

•	Detection Software: A software program for computing devices and network interfaces that recognizes and decodes Digimarc watermarks and easily scans most digital identifiers.
•

Verification/QC Software: Verification and quality control software that offers detailed reports enabling printers and premedia professionals to validate Digimarc watermarks and assess the expected performance.

•

EVRYTHNG Product Cloud: The Product Cloud assigns products a unique digital identity, making products trackable, intelligent, and interactive by applying analytics and real-time intelligence to a company’s data.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2022 (the “2021 Annual Report”). The Company has added “Business Combinations” below as a new significant accounting policy.

The accompanying interim consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the SEC.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2021 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Digimarc acquired EVRYTHNG Limited (“EVRYTHNG”) on January 3, 2022. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period. See Notes 6 and 9 for information related to the EVRYTHNG acquisition.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no material effect on the results of operations or financial position for any period presented.

Business Combinations

The Company allocates purchase price consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred,

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of the Company’s stock on the date of  issuance. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology, useful lives, and discount rates.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, the Company may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

Foreign Currency Translation

The Company translates the accounts of our non-U.S. subsidiaries into U.S. dollars as follows: revenues, expenses, gains and losses are translated at average exchange rates during the period; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in our Consolidated Balance Sheets as a component of “accumulated other comprehensive income (loss).”

Accounting Pronouncements Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this update primarily address the accounting for contract assets and liabilities from revenue contracts with customers in a business combination, and improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard on January 1, 2022. The impact of adopting this standard was not material to the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the impact of the adoption of this standard to have a material impact on its consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are now classified as available-for-sale, as the Company recently sold a marketable security, which was previously classified as held-to-maturity. The Company has reassessed classification of the remaining marketable securities and therefore adjusted them to be reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income (loss), net” in the Consolidated Statement of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

As of December 31, 2021, the Company’s marketable securities were classified as held-to-maturity and reported at amortized cost, which approximated fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$4	$—	$—	$4
Commercial paper	—	11,351	—	11,351
Corporate notes	—	6,425	—	6,425
Federal agency notes	—	3,739	—	3,739
Pre-refunded municipals	—	152	—	152
Total	$4	$21,667	$—	$21,671

December 31, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$2,478	$—	$—	$2,478
Commercial paper	—	13,382	—	13,382
Corporate notes	—	9,585	—	9,585
Federal agency notes	—	3,799	—	3,799
Pre-refunded municipals	—	1,063	—	1,063
Total	$2,478	$27,829	$—	$30,307

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2022, were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$21,671	$15,962	$5,709	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities totaling $4 and $2,478 at March 31, 2022, and December 31, 2021, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

3. Revenue Recognition

The Company derives its revenue primarily from software development services and software subscriptions. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Service revenue consists primarily of revenue earned from the performance of software development and, to a lesser extent, professional services. The majority of services contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

•

Subscription revenue consists primarily of revenue earned from the licensing of software products and, to a lesser extent, the licensing and sale of intellectual property. The majority of subscription contracts are recurring, paid in advance, and recognized over the term of the subscription, which is typically one to three years.

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

(UNAUDITED)

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Government
Service	$3,272	$3,585
Subscription	300	300
Total Government	3,572	3,885
Commercial
Service	$348	$199
Subscription	3,491	2,616
Total Commercial	3,839	2,815
Total	$7,411	$6,700

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable” in the Consolidated Balance Sheets. Financial information about trade accounts receivable is included in Note 8.

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for services and subscriptions for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	March 31,	December 31,
	2022	2021
Deferred revenue, current	$4,315	$2,989
Deferred revenue, long-term	46	33
Total	$4,361	$3,022

The Company recognized $1,351 of revenue during the three months ended March 31, 2022, that was included in the contract liability balance as of December 31, 2021.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $25,339 and $16,870 as of March 31, 2022, and December 31, 2021, respectively.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Domestic	$2,363	$1,722
International (1)	5,048	4,978
Total	$7,411	$6,700

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Central Banks	47%	58%
Walmart Inc.	10%	11%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area was as follows:

	March 31,	December 31,
	2022	2021
United States	$2,820	$2,875
Europe	102	—
Total	$2,922	$2,875

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include stock options, restricted stock, restricted stock units and performance stock units.

Stock-based compensation expense related to internal labor is capitalized to software and patent costs based on direct labor hours charged to capitalized software and patent costs.

Determining Fair Value

Stock Options

The Company estimates the fair value of stock options on the date of grant (measurement date) using the Black-Scholes option pricing model. The Company recognizes the fair value of stock option awards on a straight-line basis over the service period of the award.

There were 1 stock options granted during the three months ended March 31, 2022, as replacement equity awards for vested stock options held by EVRYTHNG employees. No stock options were granted during the three months ended March 31, 2021.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Restricted Stock

The fair value of restricted stock awards, that vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards, that vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Stock Units

The fair value of performance stock unit (“PSU”) awards, that vest upon meeting a performance condition, such as the Company exceeding a future annual recurring revenue target, and a service condition, is determined based on the probability of achievement of the performance criteria as of each reporting date (measurement date). The probability of achievement is subject to judgment, and could change from period to period, impacting the fair value of the award. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

The fair value of PSU awards, that vest upon meeting a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies, and a service condition, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

The following inputs are used in the Monte Carlo valuation model to estimate the fair value:

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

Monte Carlo valuation inputs:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Stock price	$32.02	$—
Expected volatility	82.8%	—
Risk-free interest rate	1.8%	—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Stock-Based Compensation

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Stock-based compensation:
Cost of revenue	$201	$173
Sales and marketing	744	440
Research, development and engineering	507	396
General and administrative	1,016	1,001
Stock-based compensation expense	2,468	2,010
Capitalized to software and patent costs	36	36
Total stock-based compensation	$2,504	$2,046

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	March 31,	December 31,
	2022	2021
Total unrecognized compensation costs	$20,967	$11,301

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2022, for all non-vested stock-based awards over weighted average periods through March 31, 2026, as follows:

Restricted
	Stock	RSUs	PSUs
Weighted average period	1.29 years	1.55 years	1.89 years

As of March 31, 2022, under the Company’s stock-based compensation plan, an additional 585 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PSU awards.

Stock Option Activity

The following table presents the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three months ended March 31, 2022:	Options	Price	Fair Value	Value
Outstanding at December 31, 2021	50	$39.54	$22.23
Granted	1	$22.15	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at March 31, 2022	51	$39.14	$21.72	$5
Exercisable at March 31, 2022	51	$39.14		$5

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The aggregate intrinsic value is based on the closing price of $26.37 per share of Digimarc common stock on March 31, 2022, which would have been received by the optionees had all of the options with exercise prices less than $26.37 per share been exercised on that date.

Restricted Stock Activity

The following table presents the unvested restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	360	$34.90
Granted	—	$—
Vested	(50)	$32.21
Forfeited	(8)	$36.82
Unvested balance, March 31, 2022	302	$35.29

The fair value of restricted stock awards vested is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Fair value of restricted stock awards vested	$1,603	$2,175

Restricted Stock Units Activity

The following table presents the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	309	$32.35
Vested	(1)	$40.84
Forfeited	—	$—
Unvested balance, March 31, 2022	308	$32.31

The fair value of RSU awards vested is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Fair value of RSU awards vested	$47	$—

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Performance Stock Units Activity

The following table presents the unvested PSU activity:

Weighted
Average
	Number of	Grant Date
Three months ended March 31, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	144	$32.02
Vested	—	$—
Forfeited	—	$—
Unvested balance, March 31, 2022	144	$—

The fair value of PSU awards vested is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Fair value of PSU awards vested	$—	$—

6. Shareholders’ Equity

EVRYTHNG Acquisition

On January 3, 2022, the Company closed on its acquisition of EVRYTHNG pursuant to the Share Purchase Agreement (“Purchase Agreement”) entered into on November 15, 2021. Upon closing, EVRYTHNG became a wholly owned subsidiary of the Company.

The Company acquired all outstanding shares of EVRYTHNG’s share capital in exchange for aggregate initial consideration consisting of 772 shares of common stock of the Company and warrants to purchase 231 shares of common stock of the Company. A portion of the consideration was held back by the Company to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the EVRYTHNG sellers. The Company also paid $3,986 of closing costs on behalf of the EVRYTHNG sellers.

The warrants had a per share exercise price of $36.56 and could only be exercised by payment of the exercise price in cash. All but 12 of the warrants expired unexercised on March 27, 2022. The remaining 12 warrants expire on June 13, 2022.

The Company granted replacement equity awards to the holders of vested and unvested EVRYTHNG options, pursuant to the terms of the Purchase Agreement. The replacement equity awards had substantially equivalent economic value and vesting terms as the cancelled vested and unvested EVRYTHNG options.

The Purchase Agreement provided for additional shares of the Company’s common stock, subject to certain conditions, to be issued in September 2022. The number of additional common shares, before any downward adjustments, was equivalent to $50,000 of the Company’s common stock. The number of additional common shares would be adjusted downward if EVRYTHNG failed to meet its Product Annual Recurring Revenue target of $10,000 by February 28, 2022, and/or if the Company’s average stock price during the applicable measurement period was higher than its stock price as of the closing of the EVRYTHNG acquisition. No additional shares of the Company’s common stock are expected to be issued, outside of the issuance of shares held back for any post-closing adjustments and indemnification obligations, as the conditions for the additional shares have not been met.

7. Loss Per Common Share

The Company calculates basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share,” using the two-class method because the Company’s unvested restricted stock is a participating security since these awards contain

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

non-forfeitable rights to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed.

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of stock options, RSUs and PSUs. The dilutive effect of stock options, RSUs and PSUs is determined using the treasury stock method.

The following table reconciles loss per common share:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Basic Loss per Common Share:
Net loss attributable to common shares — basic	$(17,781)	$(8,222)
Weighted average common shares outstanding — basic	17,344	16,333
Basic loss per common share	$(1.03)	$(0.50)

Diluted Loss per Common Share:
Net loss attributable to common shares — diluted	$(17,781)	$(8,222)
Weighted average common shares outstanding — diluted	17,344	16,333
Diluted loss per common share	$(1.03)	$(0.50)

The following table indicates the common stock equivalents related to stock options, RSUs and PSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Anti-dilutive shares due to:
Exercise prices higher than the average market price	50	—
Net loss	—	162

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	March 31,	December 31,
	2022	2021
Trade accounts receivable, current	$5,973	$6,393
Trade accounts receivable, long-term	123	186
Allowance for doubtful accounts	(39)	(25)
Trade accounts receivable, net	$6,057	$6,554
Unpaid deferred revenue included in trade accounts receivable	$1,206	$1,891

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2022	2021
Company A	35%	43%
Company B	*	15%
Company C	*	11%

*Less than 10%

9. Business Combination

On January 3, 2022, the Company completed its acquisition of EVRYTHNG, a London-based product cloud company. The aggregate preliminary purchase price for the acquisition was $36,634, which included the fair value of the 772 shares issued of common stock of the Company of $31,519 and the warrants issued to purchase 231 shares of common stock of the Company of $1,601 (see Note 6 for more information). The fair value of the warrants was determined using the Black-Scholes option pricing model using the Company’s stock price on the date of issuance of $40.84, the strike price on the warrants of $36.56 and expected volatility of 60%. The aggregate preliminary purchase price also included $3,986 of cash paid by the Company to pay closing costs on behalf of the EVRYTHNG sellers, less cash acquired of $474. A portion of the consideration was held back by the Company to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the sellers. The aggregate purchase price remains preliminary, as the Company is still finalizing the issuance of the held back consideration.

On December 10, 2021, the Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) pursuant to the Purchase Agreement. The Loan Agreement provided a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The loan matures on December 9, 2022. The loan balance of $2,001 on January 3, 2022, was included in “loan payable to related party” below in the preliminary purchase price allocation, as the liability was assumed by the combined company. The loan payable balance is eliminated in consolidation in the Consolidated Balance Sheet as of March 31, 2022.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The following table presents the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
January 3, 2022
Trade accounts receivable, net	$717
Other current assets	1,947
Property and equipment, net	99
Lease right of use assets and other long-term assets	484
Intangibles	37,740
Goodwill	5,439
Accounts payable and other accrued liabilities	(5,782)
Deferred revenue	(1,804)
Loan payable to related party	(2,001)
Lease liability and other long-term liabilities	(205)
Total preliminary purchase price	$36,634

The Company preliminarily allocated $23,990 to EVRYTHNG developed technology and $13,750 to EVRYTHNG customer relationships. Preliminary goodwill recognized of $5,439 from the acquisition was primarily attributed to an assembled workforce and expected synergies. The preliminary allocation above is subject to future adjustments during the measurement period. Open areas in the preliminary allocation include finalizing the opening balance sheet, the fair value of acquired intangible assets and recognition of income tax assets and liabilities. The Company incurred transaction costs related to the acquisition of $1,140 during 2021 and $444 in 2022, respectively.

The following unaudited pro forma consolidated results of operations include the financial results of Digimarc and EVRYTHNG assuming the acquisition was completed on January 1, 2021, the beginning of the earliest period presented. Pro forma adjustments are primarily comprised of preliminary estimates of amortization expense on acquired intangible assets, transaction expenses and the elimination of EVRYTHNG’s historical interest expense on long-term debt that was settled at closing. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Revenue	$7,411	$7,933
Net loss	$(17,337)	$(16,359)
Loss per common share:
Basic	$(1.00)	$(0.96)
Diluted	$(1.00)	$(0.96)

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2022	2021
Office furniture and fixtures	$1,613	$1,648
Software	5,870	5,674
Equipment	5,402	5,250
Leasehold improvements	1,811	1,658
Gross property and equipment	14,696	14,230
Less accumulated depreciation and amortization	(11,774)	(11,355)
Property and equipment, net	$2,922	$2,875

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2022 and 2021.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2022	2021
Capitalized patent costs	17-20	$10,319	$10,219

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	24,929	1,560
Customer relationships	10	13,684	290
Gross intangible assets		49,182	12,319
Accumulated amortization		(7,349)	(5,708)
Intangibles, net		$41,833	$6,611

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “sales and marketing” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Amortization expense	$1,677	$142

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

For intangible assets recorded at March 31, 2022, the estimated future aggregate amortization expense for the years ending December 31, 2022 through December 31, 2026 is as follows:

Amortization
As of March 31, 2022:	Expense
Remaining in 2022	$4,933
2023	6,571
2024	6,558
2025	6,538
2026	6,506

12. Leases

The Company leases office space in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of March 31, 2022, totaling $1,694 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in March 2022 and is now marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of March 31, 2022, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company’s prior corporate headquarters.

The Company leases office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023, with remaining rent payments as of March 31, 2022, totaling $373 plus operating expenses, payable in quarterly installments.

The Company accounts for leases in accordance with ASC 842, “Leases.”

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	March 31,	December 31,
	2022	2021
Lease right of use assets	$5,746	$1,300
Lease liabilities, current	$1,050	$745
Lease liabilities, long-term	$6,267	$1,028

Weighted-average remaining life	6.7 years	2.2 years
Weighted-average discount rate	9%	8%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded an “impairment of lease right of use assets and leasehold improvements” of $574 in the Consolidated Statements of Operations for the three months ended March 31, 2022. The impairment was triggered when the Company vacated its prior corporate headquarters in March 2022. The impairment charge was determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office space over the remaining lease term.

Operating lease expense is included in “cost of revenue” and “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Operating lease expense	$461	$257
Cash paid for operating leases	$384	$297

The table below reconciles the aggregate cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of March 31, 2022:

Cash
Payment
As of March 31, 2022:	Obligations
Remaining in 2022	$873
2023	1,017
2024	1,178
2025	1,309
2026	1,349
Thereafter	5,138
Total lease payments	10,864
Imputed interest	(3,547)
Total minimum lease payments	$7,317

13. Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the three months ended March 31, 2022 and 2021 was 1% and 0%, respectively. The tax benefit for the three months ended March 31, 2022 reflects an estimated refundable tax credit to be filed for in the United Kingdom for the 2022 tax year.

The valuation allowance against net deferred tax assets as of March 31, 2022, was $67,452, an increase of $3,179 from $64,273 as of December 31, 2021. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax benefit of $5 and $796 were recognized in the provision for income taxes for the three months ended March 31, 2022 and 2021, respectively, which were offset by $5 and $796 of valuation allowance, respectively.

14. Commitments and Contingencies

Certain of the Company’s contracts include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450, “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, the Company does not believe that the resolution of any such matters will have a material adverse effect on its consolidated financial statements.

15. Subsequent Event

On April 5, 2022, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 2,250 common shares in a registered direct offering. The common shares were offered at a price of $25.90 per share, and the gross cash proceeds to the Company were $58,275. The closing of the registered direct offering occurred on April 7, 2022. The Company incurred $60 of legal costs related to the offering.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 4, 2022 (our “2021 Annual Report”), and other reports and filings we have made with the U.S. Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation. On January 3, 2022, the Company completed the acquisition of EVRYTHNG Limited and its subsidiaries (“EVRYTHNG”), a London-based product cloud company. Unless context otherwise requires, references to EVRYTHNG refer to our wholly owned subsidiary following the acquisition.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited.

Overview

Digimarc Corporation is a global leader in product digitization, delivering business value across industries through unique identifiers and cloud-based solutions. Our technology illuminates a product’s journey to provide complete visibility into all relevant product data, allowing companies to make intelligent business decisions.

The Digimarc Platform is a unique software as a service to manage digital identities, connect physical items using most existing data carriers, and provide a digital twin to help connected physical items interact with machines, devices, and applications. The Digimarc Platform is underpinned by:

•

Digital Watermarks: Built on a patented foundation, these data carriers provide an imperceptible digital identity and make scanning much more efficient than traditional visual barcodes as they are repeated many times throughout product packaging.

•	Detection Software: A software program for computing devices and network interfaces that recognizes and decodes Digimarc watermarks and easily scans most digital identifiers.
•

Verification/QC Software: Verification and quality control software that offers detailed reports enabling printers and premedia professionals to validate Digimarc watermarks and assess the expected performance.

•

EVRYTHNG Product Cloud: The Product Cloud assigns products a unique digital identity, making products trackable, intelligent, and interactive by applying analytics and real-time intelligence to a company’s data.

By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•

Brand Integrity: Our technology can verify product authenticity, provide more in-depth insight into products, and pinpoint the location of counterfeit goods. Because Digimarc watermarks are covert, they can easily confirm the credibility of real products without attracting attention.

•

Recycling Accuracy: Digimarc watermarks create a digital identity in any plastic or other packaging product that overcomes existing challenges in sortation and gives products a “Digital Recycling Passport,” linked to virtually unlimited attributes in the cloud.

•

Supply Chain Traceability: Our technology provides unique, serialized identities on product packaging via digital printing, industrial inkjet printers, and laser etching techniques to support consumer brand traceability initiatives.

•

Retail Operations & Consumer Experience: The digital identity can be applied to product packaging, allowing for faster and more accurate inventory scanning, unique consumer experiences, and easier checkout.

Digimarc has also maintained a relationship with a consortium of central banks for over 20 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, digital rights management, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of March 31, 2022. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

On January 3, 2022, we completed the acquisition of EVRYTHNG. The EVRYTHNG product cloud allows the combined company to now offer a complete automatic identification solution to existing customers and prospective customers. The aggregate initial consideration for the acquisition was 772 thousand shares of common stock of the Company and warrants to purchase 231 thousand shares of common stock of the Company at the closing. A portion of the consideration was held back by us to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the sellers. We also paid $4.0 million of closing costs on behalf of the EVRYTHNG sellers. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period.

COVID-19 Pandemic

The coronavirus 2019 (“COVID-19”) pandemic continues to pose significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2021 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q. We also added a new critical accounting policy for “Business Combinations” in Note 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. The statements of operations for the three months ended March 31, 2022 reflect the operating results of EVRYTHNG from January 3, 2022, the date the acquisition closed, through March 31, 2022.

Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three month period ended March 31, 2022, and all changes discussed with respect to such periods reflect changes compared to the three month period ended March 31, 2021.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Percentages are percent of total revenue
Revenue:
Service	49%	56%
Subscription	51	44
Total revenue	100	100
Cost of revenue:
Service (1)	25	23
Subscription (1)	14	12
Amortization expense on acquired intangible assets	16	—
Total cost of revenue	55	35
Gross profit	45	65
Operating expenses:
Sales and marketing	107	74
Research, development and engineering	82	62
General and administrative	86	52
Amortization expense on acquired intangible assets	5	—
Impairment of lease right of use assets and leasehold improvements	8	—
Total operating expenses	288	188
Operating loss	(243)	(123)
Other income (loss), net	(0)	0
Loss before income taxes	(243)	(123)
Benefit (provision) for income taxes	3	(—)
Net loss	(240%)	(123%)
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended March 31, 2022, increased $0.7 million, or 11%, to $7.4 million, compared to the corresponding three month period ended March 31, 2021. The increase reflects EVRYTHNG revenue of $1.5 million for the three months ended March 31, 2022, partially offset by lower service revenue, reflecting $0.3 million of less revenue due to timing of program work with the Central Banks, and lower subscription revenue due to $0.5 million of upfront revenue on a two-year contract signed in the three month period ended March 31, 2021.

Total operating expenses for the three month period ended March 31, 2022, increased $8.8 million, or 70%, to $21.4 million, compared to the corresponding three month period ended March 31, 2021. The increase reflects EVRYTHNG operating expenses of $4.6 million for the three months ended March 31, 2022. The remaining increase of $4.2 million reflects $1.2 million of higher compensation costs due to higher headcount and annual compensation adjustments, higher legal, accounting and tax costs of $0.7 million related to the EVRYTHNG acquisition and financing activities, a $0.6 million non-cash impairment charge to write-down our lease right of use assets and leasehold improvements, higher consulting costs of $0.5 million for acquisition integration and other corporate initiatives, and higher travel and conference costs of $0.5 million.

Revenue

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Service	$3,620	$3,784	$(164)	(4)%
Subscription	3,791	2,916	875	30%
Total	$7,411	$6,700	$711	11%
Revenue (as % of total revenue):
Service	49%	56%
Subscription	51%	44%
Total	100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of our service revenue, has a contract term through December 31, 2024, with the option to extend the term for an additional five years by mutual agreement. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The $0.2 million decrease in service revenue for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, included $0.3 million of service revenue from EVRYTHNG for the three months ended March 31, 2022. Excluding the service revenue from EVRYTHNG, service revenue decreased $0.5 million due to timing of program work with the Central Banks, which accounted for $0.3 million of the decrease, and lower revenue from professional services work.

Subscription. Subscription revenue consists primarily of revenue earned from the licensing of software products and, to a lesser extent, the licensing and sale of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.9 million increase in subscription revenue for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, included $1.2 million of subscription revenue from EVRYTHNG for the three months ended March 31, 2022. Excluding the subscription revenue from EVRYTHNG, subscription revenue decreased $0.3 million due to $0.5 million of upfront revenue on a two-year contract signed in the three month period ended March 31, 2021, partially offset by revenue from new customer contracts.

Revenue by geography

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$2,363	$1,722	$641	37%
International	5,048	4,978	70	1%
Total	$7,411	$6,700	$711	11%
Revenue (as % of total revenue):
Domestic	32%	26%
International	68%	74%
Total	100%	100%

Domestic. The increase in domestic revenue for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, included $0.7 million of domestic revenue from EVRYTHNG for the three months ended March 31, 2022. Excluding the domestic revenue from EVRYTHNG, domestic revenue decreased $0.1 million.

International. The increase in international revenue for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, included $0.8 million of international revenue from EVRYTHNG for the three months ended March 31, 2022. Excluding the international revenue from EVRYTHNG, international revenue decreased $0.7 million reflecting $0.5 million of upfront revenue on a two-year contract signed in the three month period ended March 31, 2021, timing of program work with the Central Banks, which accounted for $0.3 million of the decrease, and lower revenue from professional services work partially offset by revenue from new customer contracts.

Revenue by market

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Government:
Service	$3,272	$3,585	$(313)	(9)%
Subscription	300	300	—	—%
Total Government	$3,572	$3,885	$(313)	(8)%
Commercial:
Service	$348	$199	$149	75%
Subscription	3,491	2,616	875	33%
Total Commercial	$3,839	$2,815	$1,024	36%
Total	$7,411	$6,700	$711	11%

Government. The $0.3 million decrease in government revenue for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was due to timing of program work with the Central Banks. EVRYTHNG currently has no government revenue.

Commercial. The $1.0 million increase in commercial revenue for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, included $1.5 million of commercial revenue from EVRYTHNG for the three months ended March 31, 2022. Excluding the commercial revenue from EVRYTHNG, commercial revenue decreased $0.5 million due to $0.5 million of upfront revenue on a two-year contract signed in the three month period ended March 31, 2021 and lower revenue from professional services work, partially offset by revenue from new customer contracts.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	internet cloud hosting costs and image search data fees to support our subscription products;
•	license fees paid to technology solution providers when we sell a combined solution; and
•	amortization of capitalized patent costs and patent maintenance fees.

Amortization expense on acquired intangible assets. Includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Gross Profit:
Service (1)	$1,789	$2,214	$(425)	(19)%
Subscription (1)	2,749	2,125	624	29%
Amortization expense on acquired intangible assets	(1,194)	—	(1,194)	(100)%
Total	$3,344	$4,339	$(995)	(23)%
Gross Profit Margin:
Total	45%	65%
Service (1)	49%	59%
Subscription (1)	73%	73%

(1)Gross Profit and Gross Profit Margin for Service and Subscription excludes amortization expense on acquired intangible assets.

The decrease of $1.0 million in total gross profit for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was primarily due to $1.2 million of amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

The decrease of $0.4 million in service gross profit, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, reflects $0.1 million of service gross profit from EVRYTHNG. Excluding the impact of EVRYTHNG, service gross profit decreased $0.5 million due to lower service revenue and incurring additional professional services hours above the hours that were billable on one service contract during the three month period ended March 31, 2022.

The increase of $0.6 million in subscription gross profit, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, reflects $0.8 million of subscription gross profit from EVRYTHNG. Excluding the impact of EVRYTHNG, subscription gross profit decreased $0.2 million due to lower subscription revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was primarily due to incurring additional professional services hours above the hours that were billable on one service contract during the three month period ended March 31, 2022.

The change in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was insignificant.

Operating expenses

Sales and marketing

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Sales and marketing	$7,945	$4,941	$3,004	61%
Sales and marketing (as % of total revenue)	107%	74%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was primarily due to:

•	EVRYTHNG sales and marketing expenses of $2.2 million post acquisition;
•	increased travel and conference expenses of $0.5 million; and
•	increased infrastructure and centralized costs of facilities and information technology of $0.2 million.

Research, development and engineering

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Research, development and engineering	$6,091	$4,131	$1,960	47%
Research, development and engineering (as % of total revenue)	82%	62%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was primarily due to:

•	EVRYTHNG research, development and engineering expenses of $0.7 million post acquisition;
•	increased compensation costs of $0.9 million reflecting higher headcount and annual compensation adjustments; and
•	increased infrastructure and centralized costs of facilities and information technology of $0.4 million.

General and administrative

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative	$6,408	$3,493	$2,915	83%
General and administrative (as % of total revenue)	86%	52%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of our general and administrative personnel;
•	third party and professional fees associated with legal, accounting and human resources functions;
•	costs associated with being a public company;
•	third party costs, including filing and governmental regulatory fees and outside legal fees and translation costs, related to the filing and maintenance of our intellectual property;
•	charges to write off previously capitalized patent costs for patent assets we abandon; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in general and administrative expenses for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was primarily due to:

•	EVRYTHNG general and administrative expenses of $1.3 million post acquisition;
•	increased legal, accounting and tax costs of $0.7 million related to the EVRYTHNG acquisition and financing activities;
•	increased consulting costs of $0.5 million related to acquisition integration and other corporate initiatives;
•	increased compensation costs of $0.3 million reflecting annual compensation increases and higher headcount;
•	increased facilities costs of $0.3 million reflecting non-cash rent expense on new corporate headquarters and office moving costs; and
•	increased operating taxes of $0.2 million reflecting the stamp tax due in the United Kingdom for the EVRYTHNG acquisition; partially offset by
•	decreased infrastructure and centralized costs of facilities and information technology of $0.6 million.

Amortization expense on acquired intangible assets

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Amortization expense on acquired intangible assets	$342	$—	$342	> 100%
Amortization expense on acquired intangible assets (as % of total revenue)	5%	0%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

Impairment of lease right of use assets and leasehold improvements

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Impairment of lease right of use assets and leasehold improvements	$574	$—	$574	> 100%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	8%	0%

The impairment of lease right of use assets and leasehold improvements relates to our prior corporate headquarters and was triggered upon moving to our new corporate headquarters in March 2022.

Stock-based compensation

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of revenue	$201	$173	$28	16%
Sales and marketing	744	440	304	69%
Research, development and engineering	507	396	111	28%
General and administrative	1,016	1,001	15	1%
Total	$2,468	$2,010	$458	23%

The increase of $0.5 million in stock-based compensation expense for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was primarily the result of additional stock awards granted since March 31, 2021, reflecting both stock award grants to new employees, including employees from EVRYTHNG, and annual stock award grants to existing employees.

We anticipate incurring an additional $20,967 in stock-based compensation expense through March 31, 2026, for awards outstanding as of March 31, 2022.

Other income, net

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Other income, net	$(4)	$10	$(14)	(140)%
Other income, net (as % of total revenue)	0%	0%

The decrease in other income, net for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, was not significant.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the three month periods ended March 31, 2022 and 2021 was 1% and 0%, respectively. Our effective tax rate is significantly lower than our statutory tax rate because we have a full valuation allowance recorded against our deferred tax assets. The tax benefit for the three months ended March 31, 2022 reflects an estimated refundable tax credit to be filed for in the United Kingdom for the 2022 tax year.

The valuation allowance against deferred tax assets as of March 31, 2022, was $67,452, an increase of $3,179 from $64,273 as of December 31, 2021.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2022, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that exclude amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted), which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

We define Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted) excluding the adjustments in the table below. These non-GAAP financial measures are an important measure of our operating performance because they allow management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing non-cash and non-recurring activities that can affect comparability.

We have included a reconciliation of our financial measures calculated in accordance with GAAP to the most comparable non-GAAP financial measures. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted) for the three months ended March 31, 2022 and 2021:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
GAAP gross profit	$3,344	$4,339
Amortization of acquired intangible assets	1,194	—
Amortization and write-off of other intangible assets	141	142
Stock-based compensation	201	173
Non-GAAP gross profit	$4,880	$4,654
Non-GAAP gross profit margin	66%	69%

GAAP operating expenses	$21,360	$12,565
Depreciation and write-off of property and equipment	(390)	(363)
Amortization of acquired intangible assets	(342)	—
Amortization and write-off of other intangible assets	(30)	(35)
Amortization of lease right of use assets under operating leases	(271)	(118)
Stock-based compensation	(2,267)	(1,837)
Impairment of lease right of use assets and leasehold improvements	(574)	—
Acquisition-related expenses	(444)	—
Non-GAAP operating expenses	$17,042	$10,212

GAAP net loss	$(17,781)	$(8,222)
Total adjustments to gross profit	1,536	315
Total adjustments to operating expenses	4,318	2,353
Non-GAAP net loss	$(11,927)	$(5,554)

GAAP loss per common share (diluted)	$(1.03)	$(0.50)
Non-GAAP net loss	$(11,927)	$(5,554)
Non-GAAP loss per common share (diluted)	$(0.69)	$(0.34)

Non-GAAP gross profit for the three months ended March 31, 2022, increased by $0.2 million compared to the three months ended March 31, 2021. The increase reflects Non-GAAP gross profit from EVRYTHNG of $0.9 million, after excluding the EVRYTHNG portion of the adjustment above for amortization expense of $1.2 million on acquired intangible assets. Excluding the impact of EVRYTHNG, Non-GAAP gross profit decreased $0.7 million reflecting lower service and subscription revenue and incurring additional professional services hours above the hours that were billable on one service contract during the three month period ended March 31, 2022.

Non-GAAP operating expenses for the three months ended March 31, 2022, increased by $6.8 million compared to the three months ended March 31, 2021. The increase reflects Non-GAAP operating expenses from EVRYTHNG of $4.0 million, after excluding the EVRYTHNG portion of the adjustments above for amortization expense of $0.3 million on acquired intangible assets and $0.3 million of stock-based compensation, for the three months ended March 31, 2022. Excluding the impact of EVRYTHNG, Non-GAAP operating expenses increased $2.8 million reflecting higher cash compensation costs due to higher headcount and annual compensation adjustments, higher legal and accounting costs related to financing activities, higher consulting costs for acquisition integration and other corporate initiatives and higher travel and conference expenses.

Liquidity and Capital Resources

	March 31,	December 31,
	2022	2021
Working capital	$14,419	$36,295
Current ratio (1)	1.9:1	5.7:1
Cash, cash equivalents and short-term marketable securities	$19,186	$33,326
Long-term marketable securities	$5,709	$8,292
Total cash, cash equivalents and marketable securities	$24,895	$41,618

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $16.7 million decrease in cash, cash equivalents and marketable securities at March 31, 2022, from December 31, 2021, resulted primarily from:

•	cash used in operations;
•	net cash paid for the acquisition of EVRYTHNG;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and our marketable securities with major financial institutions. At times deposits may exceed insured limits. Marketable securities primarily include commercial paper, corporate notes, federal agency notes, and pre-refunded municipals. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash, cash equivalents, and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash, cash equivalents, and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category (e.g., financial, energy, etc.) at the time of purchase. As a result, we believe our credit risk associated with cash, cash equivalents, and marketable securities to be minimal.

Operating Cash Flow

The components of cash flows used in operating activities were:

	Three	Three
	Months	Months
	Ended	Ended	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Net loss	$(17,781)	$(8,222)	$9,559	116%
Non-cash items	5,436	2,402	(3,034)	(126)%
Changes in operating assets and liabilities	489	(168)	(657)	(391)%
Net cash used in operating activities	$(11,856)	$(5,988)	$5,868	98%

Cash flows used in operating activities for the three month period ended March 31, 2022, increased by $5,868, compared to the corresponding three month period ended March 31, 2021, primarily as a result of a larger net loss, partially offset by an increase in non-cash items included in the net loss. Non-cash items increased reflecting higher amortization of acquired intangible assets, the impairment on lease right of use assets and leasehold improvements, and higher stock-based compensation.

Cash flows from investing activities for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, improved by $10,025, from $8,133 of cash used to $1,892 of cash provided, primarily as a result of higher net maturities of marketable securities, partially offset by net cash paid for the acquisition of EVRYTHNG.

Cash flows used in financing activities for the three month period ended March 31, 2022, compared to the corresponding three month period ended March 31, 2021, decreased by $272, from $870 to $598, primarily as a result of a lower repurchases of shares of common stock in satisfaction of required withholding tax liability on employee stock awards.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances, after factoring in the $58,275 of gross cash proceeds raised from our registered direct offering in April 2022, will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic.

Registered Direct Offering

On April 5, 2022, we entered into purchase agreements with certain investors providing for the issuance and sale by us of 2,250 common shares in a registered direct offering. The common shares were offered at a price of $25.90 per share, and the gross cash proceeds to us were $58,275. We incurred $60 of legal costs related to the offering. The closing of the registered direct offering occurred on April 7, 2022.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any shares under this Equity Distribution Agreement during the three months ended March 31, 2022 and 2021. As of March 31, 2022, $6,932 remains available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of March 31, 2022, $39,617 remains available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2021 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•

our expectations regarding the acquisition of EVRYTHNG and its impact on our business, including our expectations regarding no additional shares being issued in connection with the acquisition except any holdback shares;

•

our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health, and consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;

•	the possible impact of COVID-19 on our ability to obtain financing through our Equity Distribution Agreement and the availability of any alternative sources of financing;
•	our forgiven PPP loan;
•	the potential impact of COVID-19 on projects with our Commercial customers and partners;
•	the concentration of most of our revenue among few customers;
•	and the trends and sources of future revenue;
•	anticipated successful advocacy of our technology by our partners;
•	our belief regarding the global deployment of our products;
•	our beliefs regarding potential outcomes of participating in the HolyGrail 2.0 initiative and the utility of our products in the recycling industry;
•	our ESG projects and ESG Impact Report;
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

We believe that the risk factors specified above and the risk factors contained in 2021 Part I, Item 1A. “Risk Factors” of our 2021 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of EVRYTHNG on January 3, 2022. We are working to integrate EVRYTHNG into our internal control over financial reporting, and management’s evaluation of the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2021 Annual Report. The risks and uncertainties described in our 2021 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2022, there have been no material changes to the risk factors previously disclosed in our 2021 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2022:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2022 to January 31, 2022	—	$—	—	$—
Month 2
February 1, 2022 to February 28, 2022	18,144	$32.02	—	$—
Month 3
March 1, 2022 to March 31, 2022	—	$—	—	$—
Total	18,144	$32.02	—	$—

(1)

Stock option shares and fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon stock option exercises and vesting of restricted stock, restricted stock units and performance stock units.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Form of Common Stock Purchase Agreement, dated April 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 6, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)