Form 10-Q
period 2022-06-30
Digimarc CORP
filed 2022-08-04
CIK 1438231

Al

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 29, 2022, there were 19,970,741 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$47,051	$13,789
Marketable securities	21,339	19,537
Trade accounts receivable, net	5,870	6,368
Loan receivable from related party	—	2,001
Other current assets	4,655	2,316
Total current assets	78,915	44,011
Marketable securities	—	8,292
Property and equipment, net	2,882	2,875
Intangibles, net	37,984	6,611
Goodwill	6,325	1,114
Lease right of use assets	5,476	1,300
Other assets	1,172	673
Total assets	$132,754	$64,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,549	$4,727
Deferred revenue	3,581	2,989
Total current liabilities	11,130	7,716
Long-term lease liabilities	6,120	1,028
Other long-term liabilities	225	752
Total liabilities	17,475	9,496
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2022 and December 31, 2021)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 19,959 and 16,940 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	20	17
Additional paid-in capital	357,509	261,324
Accumulated deficit	(238,431)	(206,011)
Accumulated other comprehensive loss	(3,869)	—
Total shareholders’ equity	115,279	55,380
Total liabilities and shareholders’ equity	$132,754	$64,876

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue:
Service	$4,503	$3,791	$8,123	$7,575
Subscription	3,244	2,487	7,035	5,403
Total revenue	7,747	6,278	15,158	12,978
Cost of revenue:
Service (1)	1,744	1,515	3,575	3,085
Subscription (1)	886	534	1,928	1,325
Amortization expense on acquired intangible assets	1,120	—	2,314	—
Total cost of revenue	3,750	2,049	7,817	4,410
Gross profit	3,997	4,229	7,341	8,568
Operating expenses:
Sales and marketing	8,073	6,277	16,018	11,218
Research, development and engineering	6,065	4,213	12,156	8,344
General and administrative	4,487	9,175	10,895	12,668
Amortization expense on acquired intangible assets	321	—	663	—
Impairment of lease right of use assets and leasehold improvements	—	—	574	—
Total operating expenses	18,946	19,665	40,306	32,230
Operating loss	(14,949)	(15,436)	(32,965)	(23,662)
Other income, net	93	18	89	28
Loss before income taxes	(14,856)	(15,418)	(32,876)	(23,634)
Benefit (provision) for income taxes	217	(4)	456	(10)
Net loss	$(14,639)	$(15,422)	$(32,420)	$(23,644)

Loss per common share:
Loss per common share — basic	$(0.75)	$(0.94)	$(1.76)	$(1.44)
Loss per common share — diluted	$(0.75)	$(0.94)	$(1.76)	$(1.44)
Weighted average common shares outstanding — basic	19,539	16,430	18,448	16,382
Weighted average common shares outstanding — diluted	19,539	16,430	18,448	16,382

Comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	$(52)	$—	$(250)	$—
Foreign currency translation adjustment, net of tax of $0	(2,700)	—	(3,619)	—
Other comprehensive loss	$(2,752)	$—	$(3,869)	$—
Net loss	(14,639)	(15,422)	(32,420)	(23,644)
Comprehensive loss	$(17,391)	$(15,422)	$(36,289)	$(23,644)
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three months ended June 30, 2022:
BALANCE AT MARCH 31, 2022	10	$50	17,687	$18	$296,364	$(223,792)	$(1,117)	$71,523
Issuance of common stock	—	—	2,250	2	58,218	—	—	58,220
Issuance of restricted common stock	—	—	40	—	—	—	—	—
Vesting of restricted stock units	—	—	16	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(13)	—	—	—	—	—
Purchase of common stock	—	—	(21)	—	(391)	—	—	(391)
Stock-based compensation	—	—	—	—	3,318	—	—	3,318
Unrealized loss on marketable securities	—	—	—	—	—	—	(52)	(52)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,700)	(2,700)
Net loss	—	—	—	—	—	(14,639)	—	(14,639)
BALANCE AT JUNE 30, 2022	10	$50	19,959	$20	$357,509	$(238,431)	$(3,869)	$115,279

Three months ended June 30, 2021:
BALANCE AT MARCH 31, 2021	10	$50	16,850	$17	$256,200	$(179,474)	$-	$76,793
Exercise of stock options	—	—	70	—	1,075	—	—	1,075
Issuance of restricted common stock	—	—	44	—	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(16)	—	—	—	—	—
Purchase of common stock	—	—	(117)	—	(3,979)	—	—	(3,979)
Stock-based compensation	—	—	—	—	6,775	—	—	6,775
Net loss	—	—	—	—	—	(15,422)	—	(15,422)
BALANCE AT JUNE 30, 2021	10	$50	16,943	$17	$260,071	$(194,896)	$—	$65,242

Six months ended June 30, 2022:
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock	—	—	3,022	3	89,736	—	—	89,739
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Issuance of restricted common stock	—	—	40	—	—	—	—	—
Vesting of restricted stock units	—	—	17	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(21)	—	—	—	—	—
Purchase of common stock	—	—	(39)	—	(974)	—	—	(974)
Stock-based compensation	—	—	—	—	5,822	—	—	5,822
Unrealized loss on marketable securities	—	—	—	—	—	—	(250)	(250)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,619)	(3,619)
Net loss	—	—	—	—	—	(32,420)	—	(32,420)
BALANCE AT JUNE 30, 2022	10	$50	19,959	$20	$357,509	$(238,431)	$(3,869)	$115,279

Six months ended June 30, 2021:
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$—	$83,839
Exercise of stock options	—	—	70	—	1,075	—	—	1,075
Issuance of restricted common stock	—	—	198	—	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(35)	—	—	—	—	—
Purchase of common stock	—	—	(137)	—	(4,849)	—	—	(4,849)
Stock-based compensation	—	—	—	—	8,821	—	—	8,821
Net loss	—	—	—	—	—	(23,644)	—	(23,644)
BALANCE AT JUNE 30, 2021	10	$50	16,943	$17	$260,071	$(194,896)	$—	$65,242

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,420)	$(23,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	720	717
Amortization of acquired intangible assets	2,977	—
Amortization and write-off of other intangible assets	344	345
Amortization of lease right of use assets under operating leases	520	240
Amortization of net premiums (discounts) on marketable securities	—	(498)
Stock-based compensation	5,742	8,747
Impairment of lease right of use assets and leasehold improvements	574	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,776	(950)
Other current assets	(600)	392
Other assets	(568)	(19)
Accounts payable and other accrued liabilities	(2,881)	1,859
Deferred revenue	(1,043)	(331)
Lease liability and other long-term liabilities	(808)	656
Net cash used in operating activities	(25,667)	(12,486)
Cash flows from investing activities:
Net cash paid for acquisition	(3,512)	—
Purchase of property and equipment	(716)	(569)
Capitalized patent costs	(271)	(290)
Proceeds from maturities of marketable securities	11,148	49,722
Purchases of marketable securities	(4,908)	(30,941)
Net cash provided by investing activities	1,741	17,922
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	58,220	—
Purchase of common stock	(974)	(3,774)
Loan repayment	(17)	—
Net cash provided by (used in) financing activities	57,229	(3,774)
Effect of exchange rate on cash	(41)	—
Net increase in cash and cash equivalents	33,262	1,662
Cash and cash equivalents at beginning of period	13,789	19,696
Cash and cash equivalents at end of period	$47,051	$21,358
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(14)	$(31)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$4	$(67)
Stock-based compensation capitalized to software and patent costs	$80	$74
Common stock issued for acquisition	$31,519	$—
Warrants issued for acquisition	$1,601	$—
Right of use assets obtained in exchange for lease obligations	$5,176	$—

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2022 and 2021, management concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Business Combinations

The Company allocates purchase price consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of the Company’s stock on the date of  issuance. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, the cost to develop acquired technology, useful lives, and discount rates.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$10,847	$—	$—	$10,847
Commercial paper	—	38,723	—	38,723
Federal agency notes	—	11,210	—	11,210
Corporate notes	—	6,407	—	6,407
Pre-refunded municipals	—	150	—	150
Total	$10,847	$56,490	$—	$67,337

December 31, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$2,478	$—	$—	$2,478
Commercial paper	—	13,382	—	13,382
Corporate notes	—	9,585	—	9,585
Federal agency notes	—	3,799	—	3,799
Pre-refunded municipals	—	1,063	—	1,063
Total	$2,478	$27,829	$—	$30,307

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2022, were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$67,337	$67,337	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and federal agency notes totaling $45,998 and $2,478 at June 30, 2022, and December 31, 2021, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Government
Service	$3,389	$3,522	$6,661	$7,107
Subscription	488	300	788	600
Total Government	3,877	3,822	7,449	7,707
Commercial
Service	$1,114	$269	$1,462	$468
Subscription	2,756	2,187	6,247	4,803
Total Commercial	3,870	2,456	7,709	5,271
Total	$7,747	$6,278	$15,158	$12,978

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The following table provides information about contract liabilities from contracts with customers:

	June 30,	December 31,
	2022	2021
Deferred revenue, current	$3,581	$2,989
Deferred revenue, long-term	43	33
Total	$3,624	$3,022

The Company recognized $2,096 of revenue during the six months ended June 30, 2022, that was included in the contract liability balance as of December 31, 2021.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $22,623 and $16,870 as of June 30, 2022, and December 31, 2021, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Domestic	$2,007	$1,640	$4,370	$3,362
International (1)	5,740	4,638	10,788	9,616
Total	$7,747	$6,278	$15,158	$12,978

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Central Banks	47%	61%	47%	59%
Walmart Inc.	*	13%	*	12%

Long-Lived Tangible Assets by Geographical Area

Long-lived tangible assets by geographic area was as follows:

	June 30,	December 31,
	2022	2021
United States	$2,796	$2,875
Europe	86	—
Total	$2,882	$2,875

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

There were 1 stock options granted during the six months ended June 30, 2022, as replacement equity awards for vested stock options held by EVRYTHNG employees. No stock options were granted during the six months ended June 30, 2021.

Restricted Stock

The fair value of restricted stock awards that vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards that vest upon meeting a service condition, is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Stock Units

The fair value of performance stock unit (“PSU”) awards that vest upon meeting a performance condition, such as the Company exceeding a future annual recurring revenue target, and a service condition, is determined based on the probability of achievement of the performance criteria as of each reporting date (measurement date). The probability of achievement is subject to judgment, and could change from period to period, impacting the fair value of the award. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

The fair value of PSU awards that vest upon meeting a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies, and a service condition, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Monte Carlo valuation inputs:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Stock price	$—	$—	$32.02	$—
Expected volatility	—	—	82.8%	—
Risk-free interest rate	—	—	1.8%	—

Stock-Based Compensation

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Stock-based compensation:
Cost of revenue	$265	$178	$466	$351
Sales and marketing	1,149	1,550	1,893	1,990
Research, development and engineering	643	405	1,150	801
General and administrative	1,217	4,604	2,233	5,605
Stock-based compensation expense	3,274	6,737	5,742	8,747
Capitalized to software and patent costs	44	38	80	74
Total stock-based compensation	$3,318	$6,775	$5,822	$8,821

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	June 30,	December 31,
	2022	2021
Total unrecognized compensation costs	$22,060	$11,301

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2022, for all non-vested stock-based awards over weighted average periods through June 30, 2026, as follows:

Restricted
	Stock	RSUs	PSUs
Weighted average period	1.23 years	1.64 years	1.89 years

As of June 30, 2022, under the Company’s stock-based compensation plan, an additional 430 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PSU awards.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Stock Option Activity

The following tables present the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three months ended June 30, 2022:	Options	Price	Fair Value	Value
Outstanding at March 31, 2022	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at June 30, 2022	51	$39.14	$21.72	$—

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Six months ended June 30, 2022:	Options	Price	Fair Value	Value
Outstanding at December 31, 2021	50	$39.54	$22.23
Granted	1	$22.15	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at June 30, 2022	51	$39.14	$21.72	$—
Exercisable at June 30, 2022	51	$39.14		$—

The aggregate intrinsic value is based on the closing price of $14.14 per share of Digimarc common stock on June 30, 2022, which would have been received by the optionees had all of the options with exercise prices less than $14.14 per share been exercised on that date.

Restricted Stock Activity

The following tables present the unvested restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2022:	Shares	Fair Value
Unvested balance, March 31, 2022	302	$35.29
Granted	40	$19.82
Vested	(56)	$31.49
Forfeited	(13)	$38.09
Unvested balance, June 30, 2022	273	$33.65

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	360	$34.90
Granted	40	$19.82
Vested	(106)	$31.85
Forfeited	(21)	$37.60
Unvested balance, June 30, 2022	273	$33.65

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The fair value of restricted stock awards vested is as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Fair value of restricted stock awards vested	$1,175	$2,285	$2,778	$4,460

Restricted Stock Units Activity

The following tables present the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended June 30, 2022:	Shares	Fair Value
Unvested balance, March 31, 2022	308	$32.31
Granted	163	$18.31
Vested	(16)	$32.13
Forfeited	(18)	$28.37
Unvested balance, June 30, 2022	437	$27.25

		Weighted
		Average
	Number of	Grant Date
Six months ended June 30, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	472	$27.50
Vested	(17)	$32.88
Forfeited	(18)	$28.39
Unvested balance, June 30, 2022	437	$27.25

The fair value of RSU awards vested is as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Fair value of RSU awards vested	$286	$1,050	$333	$1,050

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Performance Stock Units Activity

The following tables present the unvested PSU activity:

Weighted
Average
	Number of	Grant Date
Three months ended June 30, 2022:	Shares	Fair Value
Unvested balance, March 31, 2022	144	$32.02
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance, June 30, 2022	144	$32.02

Weighted
Average
	Number of	Grant Date
Six months ended June 30, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	144	$32.02
Vested	—	$—
Forfeited	—	$—
Unvested balance, June 30, 2022	144	$32.02

The fair value of PSU awards vested is as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Fair value of PSU awards vested	$—	$2,886	$—	$2,886

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

The warrants had a per share exercise price of $36.56 and could only be exercised by payment of the exercise price in cash. All of the warrants expired unexercised.

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

Registered Direct Offering

On April 5, 2022, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 2,250 common shares in a registered direct offering. The common shares were offered at a price of $25.90 per share, and the gross cash proceeds to the Company were $58,275. The Company incurred $55 of legal costs related to the offering. The closing of the registered direct offering occurred on April 7, 2022.

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

The following table reconciles loss per common share:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Basic Loss per Common Share:
Net loss attributable to common shares — basic	$(14,639)	$(15,422)	$(32,420)	$(23,644)
Weighted average common shares outstanding — basic	19,539	16,430	18,448	16,382
Basic loss per common share	$(0.75)	$(0.94)	$(1.76)	$(1.44)

Diluted Loss per Common Share:
Net loss attributable to common shares — diluted	$(14,639)	$(15,422)	$(32,420)	$(23,644)
Weighted average common shares outstanding — diluted	19,539	16,430	18,448	16,382
Diluted loss per common share	$(0.75)	$(0.94)	$(1.76)	$(1.44)

The following table indicates the common stock equivalents related to stock options, RSUs and PSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Anti-dilutive shares due to:
Exercise prices higher than the average market price	51	100	50	100
Net loss	—	—	—	61

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	June 30,	December 31,
	2022	2021
Trade accounts receivable, current	$5,908	$6,393
Trade accounts receivable, long-term	60	186
Allowance for doubtful accounts	(38)	(25)
Trade accounts receivable, net	$5,930	$6,554
Unpaid deferred revenue included in trade accounts receivable	$1,393	$1,891

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2022	2021
Company A	37%	43%
Company B	14%	*
Company C	*	15%
Company D	*	11%

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

On December 10, 2021, the Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) pursuant to the Purchase Agreement. The Loan Agreement provided a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The loan matures on December 9, 2022. The loan balance of $2,001 on January 3, 2022, was included in “loan payable to related party” below in the preliminary purchase price allocation, as the liability was assumed by the combined company. The loan payable balance is eliminated in consolidation in the Consolidated Balance Sheet as of June 30, 2022.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The following table presents the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
January 3, 2022
Trade accounts receivable, net	$717
Other current assets	1,947
Property and equipment, net	99
Lease right of use assets and other long-term assets	484
Intangibles	37,740
Goodwill	5,749
Accounts payable and other accrued liabilities	(6,092)
Deferred revenue	(1,804)
Loan payable to related party	(2,001)
Lease liability and other long-term liabilities	(205)
Total preliminary purchase price	$36,634

The Company preliminarily allocated $37,740 of the purchase price to intangible assets, which was comprised of $23,990 allocated to developed technology and $13,750 allocated to customer relationships. Preliminary goodwill recognized of $5,749 from the acquisition was primarily attributed to an assembled workforce and expected synergies. The preliminary allocation above is subject to future adjustments during the measurement period. Open areas in the preliminary allocation include finalizing the opening balance sheet, the fair value of acquired intangible assets and recognition of income tax assets and liabilities. The Company incurred transaction costs related to the acquisition of $1,140 during 2021 and $447 in 2022, respectively.

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$7,747	$7,573	$15,158	$15,506
Net loss	$(14,636)	$(20,088)	$(31,973)	$(36,447)
Loss per common share:
Basic	$(0.75)	$(1.17)	$(1.73)	$(2.12)
Diluted	$(0.75)	$(1.17)	$(1.73)	$(2.12)

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

	June 30,	December 31,
	2022	2021
Office furniture and fixtures	$1,613	$1,648
Software	6,005	5,674
Equipment	5,766	5,250
Leasehold improvements	1,918	1,658
Gross property and equipment	15,302	14,230
Less accumulated depreciation and amortization	(12,420)	(11,355)
Property and equipment, net	$2,882	$2,875

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2022 and 2021.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years.

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2022	2021
Capitalized patent costs	17-20	$10,427	$10,219

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	23,303	1,560
Customer relationships	10	12,752	290
Gross intangible assets		46,732	12,319
Accumulated amortization		(8,748)	(5,708)
Intangibles, net		$37,984	$6,611

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “sales and marketing” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Amortization expense	$1,583	$143	$3,260	$285

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

For intangible assets recorded at June 30, 2022, the estimated future aggregate amortization expense for the years ending December 31, 2022 through December 31, 2026 is as follows:

Amortization
As of June 30, 2022:	Expense
Remaining in 2022	$3,070
2023	6,135
2024	6,122
2025	6,103
2026	6,071

12. Leases

The Company leases office space in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of June 30, 2022, totaling $1,489 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in March 2022 and is now marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of June 30, 2022, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company’s prior corporate headquarters.

The Company leases office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023, with remaining rent payments as of June 30, 2022, totaling $270 plus operating expenses, payable in quarterly installments.

The Company accounts for leases in accordance with ASC 842, “Leases.”

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2022	2021
Lease right of use assets	$5,476	$1,300
Lease liabilities, current	$1,030	$745
Lease liabilities, long-term	$6,120	$1,028

Weighted-average remaining life	6.7 years	2.2 years
Weighted-average discount rate	9%	8%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded an “impairment of lease right of use assets and leasehold improvements” of $574 in the Consolidated Statements of Operations in March 2022. The impairment was triggered when the Company vacated its prior corporate headquarters. The impairment charge was determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office space over the remaining lease term.

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

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating lease expense	$463	$253	$924	$510
Cash paid for operating leases	$406	$294	$790	$591

The table below reconciles the aggregate cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of June 30, 2022:

Cash
Payment
As of June 30, 2022:	Obligations
Remaining in 2022	$570
2023	1,002
2024	1,178
2025	1,309
2026	1,349
Thereafter	5,138
Total lease payments	10,546
Imputed interest	(3,396)
Total minimum lease payments	$7,150

13. Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the six months ended June 30, 2022 and 2021 was 1% and 0%, respectively. The tax benefit for the six months ended June 30, 2022 reflects an estimated refundable tax credit to be filed for in the United Kingdom for the 2022 tax year.

The valuation allowance against net deferred tax assets as of June 30, 2022, was $69,834, an increase of $5,561 from $64,273 as of December 31, 2021. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax deficiencies of $820 and $815 were recognized in the provision for income taxes for the three and six months ended June 30, 2022, respectively, which were offset by $820 and $815 of valuation allowance, respectively.

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, digital rights management, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of June 30, 2022. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. The statements of operations for the three and six month periods ended June 30, 2022 reflect the operating results of EVRYTHNG from January 3, 2022, the date the acquisition closed, through June 30, 2022.

Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six month periods ended June 30, 2022, and all changes discussed with respect to such periods reflect changes compared to the three and six month periods ended June 30, 2021.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Percentages are percent of total revenue
Revenue:
Service	58%	60%	54%	58%
Subscription	42	40	46	42
Total revenue	100	100	100	100
Cost of revenue:
Service (1)	23	24	24	24
Subscription (1)	11	9	13	10
Amortization expense on acquired intangible assets	14	—	15	—
Total cost of revenue	48	33	52	34
Gross profit	52	67	48	66
Operating expenses:
Sales and marketing	104	100	106	86
Research, development and engineering	78	67	80	64
General and administrative	58	146	72	98
Amortization expense on acquired intangible assets	4	—	4	—
Impairment of lease right of use assets and leasehold improvements	—	—	4	—
Total operating expenses	245	313	266	248
Operating loss	(193)	(246)	(217)	(182)
Other income, net	1	—	1	—
Loss before income taxes	(192)	(246)	(217)	(182)
Benefit (provision) for income taxes	3	(—)	3	(—)
Net loss	(189%)	(246%)	(214%)	(182%)
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended June 30, 2022, increased $1.5 million, or 23%, to $7.7 million, compared to the corresponding three month period ended June 30, 2021. The increase in revenue primarily reflects the contribution of subscription and service revenue post acquisition from the EVRYTHNG Product Cloud and $0.6 million of higher service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.3 million less subscription revenue as a result of sunsetting our Piracy Intelligence product. Changes in foreign currency exchange rates also negatively impacted revenue for the three month period ended June 30, 2022.

Total revenue for the six month period ended June 30, 2022, increased $2.2 million, or 17% to $15.2 million, compared to the corresponding six month period ended June 30, 2021. The increase in revenue primarily reflects the contribution of subscription and service revenue post acquisition from the EVRYTHNG Product Cloud and $0.5 million of higher service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.5 million of upfront subscription revenue on a two-year contract signed in March 2021, $0.4 million lower service revenue due to timing of program work with the Central Banks, and $0.3 million less subscription revenue as a result of sunsetting our Piracy Intelligence product. Changes in foreign currency exchange rates also negatively impacted revenue for the six month period ended June 30, 2022.

Total operating expenses for the three month period ended June 30, 2022, decreased $0.7 million, or 4%, to $18.9 million, compared to the corresponding three month period ended June 30, 2021. The decrease primarily reflects $7.5 million of costs recognized in the three month period ended June 30, 2021 associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and severance costs incurred with organizational changes we made in June 2021, partially offset by $4.2 million of EVRYTHNG operating expenses post acquisition and $2.5 million of higher compensation costs due to higher headcount and annual compensation adjustments.

Total operating expenses for the six month period ended June 30, 2022, increased $8.1 million, or 25%, to $40.3 million, compared to the corresponding six month period ended June 30, 2021. The increase primarily reflects $8.8 million of EVRYTHNG operating expenses post acquisition, $3.6 million of higher compensation costs due to higher headcount and annual compensation adjustments, a $0.6 million non-cash impairment charge to write-down our lease right of use assets and leasehold improvements, $0.6 million of increased facilities expense, $0.5 million of higher travel and conference costs, $0.5 million of higher legal, accounting and tax costs primarily related to the EVRYTHNG acquisition and financing activities, $0.4 million of higher consulting costs for acquisition integration and other corporate initiatives and $0.4 million of higher other general administrative costs, partially offset by $7.5 million of costs recognized in the six month period ended June 30, 2021 associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and severance costs incurred with organizational changes we made in June 2021.

Revenue

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenue:
Service	$4,503	$3,791	$712	19%	$8,123	$7,575	$548	7%
Subscription	3,244	2,487	757	30%	7,035	5,403	1,632	30%
Total	$7,747	$6,278	$1,469	23%	$15,158	$12,978	$2,180	17%
Revenue (as % of total revenue):
Service	58%	60%			54%	58%
Subscription	42%	40%			46%	42%
Total	100%	100%			100%	100%

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

The $0.7 million increase in service revenue for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, primarily reflects $0.6 million of higher service revenue from HolyGrail 2.0 recycling projects and the contribution of professional services revenue post acquisition related to the EVRYTHNG Product Cloud.

The $0.5 million increase in service revenue for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, primarily reflects $0.5 million of higher service revenue from HolyGrail 2.0 recycling projects and the contribution of professional services revenue post acquisition related to the EVRYTHNG Product Cloud, partially offset by $0.4 million lower service revenue due to timing of program work with the Central Banks.

Subscription. Subscription revenue consists primarily of revenue earned from the licensing of software products and, to a lesser extent, the licensing and sale of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.8 million increase in subscription revenue for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, primarily reflects the contribution of subscription revenue post acquisition from the EVRYTHNG Product Cloud, partially offset by $0.3 million less subscription revenue as a result of sunsetting our Piracy Intelligence product.

The $1.6 million increase in subscription revenue for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, primarily reflects the contribution of subscription revenue post acquisition from the EVRYTHNG Product Cloud, partially offset by $0.5 million of upfront subscription revenue on a two-year contract signed in March 2021 and $0.3 million less subscription revenue as a result of sunsetting our Piracy Intelligence product.

Revenue by geography

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$2,007	$1,640	$367	22%	$4,370	$3,362	$1,008	30%
International	5,740	4,638	1,102	24%	10,788	9,616	1,172	12%
Total	$7,747	$6,278	$1,469	23%	$15,158	$12,978	$2,180	17%
Revenue (as % of total revenue):
Domestic	26%	26%			29%	26%
International	74%	74%			71%	74%
Total	100%	100%			100%	100%

Domestic. The $0.4 million increase in domestic revenue for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, primarily reflects the contribution of domestic revenue post acquisition from the EVRYTHNG Product Cloud.

The $1.0 million increase in domestic revenue for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, primarily reflects the contribution of domestic revenue post acquisition from the EVRYTHNG Product Cloud.

International. The $1.1 million increase in international revenue for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, primarily reflects $0.6 million of higher service revenue from HolyGrail 2.0 recycling projects and the contribution of international revenue post acquisition from the EVRYTHNG Product Cloud.

The $1.2 million increase in international revenue for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, primarily reflects $0.5 million of higher service revenue from HolyGrail 2.0 recycling projects and the contribution of international revenue post acquisition from the EVRYTHNG Product Cloud, partially offset by $0.5 million of upfront subscription revenue on a two-year contract signed in March 2021 with an international customer and $0.4 million lower service revenue due to timing of program work with the Central Banks.

Revenue by market

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Government:
Service	$3,389	$3,522	$(133)	(4)%	$6,661	$7,107	$(446)	(6)%
Subscription	488	300	188	63%	788	600	188	31%
Total Government	$3,877	$3,822	$55	1%	$7,449	$7,707	$(258)	(3)%
Commercial:
Service	$1,114	$269	$845	314%	$1,462	$468	$994	212%
Subscription	2,756	2,187	569	26%	6,247	4,803	1,444	30%
Total Commercial	$3,870	$2,456	$1,414	58%	$7,709	$5,271	$2,438	46%
Total	$7,747	$6,278	$1,469	23%	$15,158	$12,978	$2,180	17%

Government. The changes in government revenue for the three and six month periods ended June 30, 2022, compared to the corresponding three and six month periods ended June 30, 2021, reflects the timing of service revenue from program work with the Central Banks and $0.2 million of subscription revenue from a one-time license fee payment from a government supplier in May 2022.

Commercial. The $1.4 million increase in commercial revenue for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, primarily reflects the contribution of subscription and service revenue post acquisition from the EVRYTHNG Product Cloud and $0.6 million of higher service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.3 less subscription revenue as a result of sunsetting our Piracy Intelligence product.

The $2.4 million increase in commercial revenue for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, primarily reflects the contribution of subscription and service revenue post acquisition from the EVRYTHNG Product Cloud and $0.5 million of higher service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.5 million of upfront subscription revenue on a two-year contract signed in March 2021 and $0.3 less subscription revenue as a result of sunsetting our Piracy Intelligence product.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;
•	charges for equipment directly used by customers;
•	depreciation for equipment and software directly used by customers; and
•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	cost of outside contractors that provide operational support for our subscription products;
•	internet cloud hosting costs and image search data fees to support our subscription products;
•	license fees paid to technology solution providers when we sell a combined solution; and
•	amortization of capitalized patent costs and patent maintenance fees.

Amortization expense on acquired intangible assets. Includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Gross Profit:
Service (1)	$2,759	$2,276	$483	21%	$4,548	$4,490	$58	1%
Subscription (1)	2,358	1,953	405	21%	5,107	4,078	1,029	25%
Amortization expense on acquired intangible assets	(1,120)	—	(1,120)	>(100)%	(2,314)	—	(2,314)	>(100)%
Total	$3,997	$4,229	$(232)	(5)%	$7,341	$8,568	$(1,227)	(14)%
Gross Profit Margin:
Total	52%	67%			48%	66%
Service (1)	61%	60%			56%	59%
Subscription (1)	73%	79%			73%	75%

(1)Gross Profit and Gross Profit Margin for Service and Subscription excludes amortization expense on acquired intangible assets.

The decrease of $0.2 million in total gross profit for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, was primarily due to $1.1 million of amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition, partially offset by higher subscription and service revenue.

The decrease of $1.2 million in total gross profit for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, was primarily due to $2.3 million of amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition, partially offset by higher subscription and service revenue.

The changes in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three and six month periods ended June 30, 2022, compared to the corresponding three and six month periods ended June 30, 2021, was primarily due to professional services hours being incurred above or below the hours billable under service contracts.

The decreases in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three and six month periods ended June 30, 2022, compared to the corresponding three and six month periods ended June 30, 2021, were primarily due to the mix of subscription revenue as some subscription products have higher margins than others.

Operating expenses

Sales and marketing

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Sales and marketing	$8,073	$6,277	$1,796	29%	$16,018	$11,218	$4,800	43%
Sales and marketing (as % of total revenue)	104%	100%			106%	86%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;
•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;
•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, was primarily due to:

•	EVRYTHNG sales and marketing expenses of $2.3 million post acquisition;
•	increased compensation costs of $0.7 million reflecting higher headcount and annual compensation adjustments;
•	increased infrastructure and centralized costs of facilities and information technology of $0.2 million; partially offset by
•	severance costs of $1.3 million related to organizational changes we made in June 2021.

The increase in sales and marketing expenses for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, was primarily due to:

•	EVRYTHNG sales and marketing expenses of $4.6 million post acquisition;
•	increased compensation costs of $0.7 million reflecting higher headcount and annual compensation adjustments;
•	increased travel and conference expenses of $0.5 million; and
•	increased infrastructure and centralized costs of facilities and information technology of $0.5 million; partially offset by
•	severance costs of $1.3 million related to organizational changes we made in June 2021.

Research, development and engineering

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Research, development and engineering	$6,065	$4,213	$1,852	44%	$12,156	$8,344	$3,812	46%
Research, development and engineering (as % of total revenue)	78%	67%			80%	64%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, was primarily due to:

•	EVRYTHNG research, development and engineering expenses of $0.9 million post acquisition;
•	increased compensation costs of $0.9 million reflecting higher headcount and annual compensation adjustments; and
•	increased infrastructure and centralized costs of facilities and information technology of $0.2 million.

The increase in research, development and engineering expenses for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, was primarily due to:

•	increased compensation costs of $1.8 million reflecting higher headcount and annual compensation adjustments;
•	EVRYTHNG research, development and engineering expenses of $1.6 million post acquisition; and
•	increased infrastructure and centralized costs of facilities and information technology of $0.6 million.

General and administrative

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
General and administrative	$4,487	$9,175	$(4,688)	(51)%	$10,895	$12,668	$(1,773)	(14)%
General and administrative (as % of total revenue)	58%	146%			72%	98%

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

The decrease in general and administrative expenses for the three month period ended June 30, 2022, compared to the corresponding three month period ended June 30, 2021, was primarily due to:

•	$6.2 million of costs associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement;
•	decreased infrastructure and centralized costs of facilities and information technology of $0.5 million; partially offset by
•	increased compensation cost of $1.0 million reflecting higher headcount and annual compensation adjustments;
•	EVRYTHNG general and administrative expenses of $0.7 million post acquisition; and
•	increased facilities costs of $0.2 million reflecting non-cash rent expense on new corporate headquarters and office moving costs.

The decrease in general and administrative expenses for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, was primarily due to:

•	$6.2 million of costs associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 upon his retirement;
•	decreased infrastructure and centralized costs of facilities and information technology of $1.0 million; partially offset by
•	EVRYTHNG general and administrative expenses of $1.9 million post acquisition;
•	increased compensation cost of $1.2 million reflecting higher headcount and annual compensation adjustments;
•	increased facilities costs of $0.6 million reflecting non-cash rent expense on new corporate headquarters and office moving costs;
•	increased legal, accounting and tax costs of $0.5 million primarily related to the EVRYTHNG acquisition and financing activities;
•	increased consulting costs of $0.4 million related to acquisition integration and other corporate initiatives;

•	increased other general administrative costs of $0.4 million; and
•	increased operating taxes of $0.2 million reflecting the stamp tax due in the United Kingdom for the EVRYTHNG acquisition.

Amortization expense on acquired intangible assets

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Amortization expense on acquired intangible assets	$321	$—	$321	> 100%	$663	$—	$663	> 100%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	—%			4%	—%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

Impairment of lease right of use assets and leasehold improvements

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$—	$—	—%	$574	$—	$574	> 100%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	—%	—%			4%	—%

The impairment of lease right of use assets and leasehold improvements relates to our prior corporate headquarters and was triggered upon moving to our new corporate headquarters in March 2022.

Stock-based compensation

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Cost of revenue	$265	$178	$87	49%	$466	$351	$115	33%
Sales and marketing	1,149	1,550	(401)	(26)%	1,893	1,990	(97)	(5)%
Research, development and engineering	643	405	238	59%	1,150	801	349	44%
General and administrative	1,217	4,604	(3,387)	(74)%	2,233	5,605	(3,372)	(60)%
Total	$3,274	$6,737	$(3,463)	(51)%	$5,742	$8,747	$(3,005)	(34)%

The decreases in stock-based compensation expense for the three and six month periods ended June 30, 2022, compared to the corresponding three and six month periods ended June 30, 2021, were primarily due to $5.0 million of non-cash stock-based compensation expense from the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer in April 2021, and with the organizational changes we made in June 2021, partially offset by stock awards granted to new employees, including employees from EVRYTHNG, and annual stock award grants to existing employees.

We anticipate incurring an additional $22,060 in stock-based compensation expense through June 30, 2026, for awards outstanding as of June 30, 2022.

Other income, net

	Three	Three			Six	Six
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Other income, net	$93	$18	$75	417%	$89	$28	$61	218%
Other income, net (as % of total revenue)	1%	—%			1%	—%

The increases in other income, net for the three and six month periods ended June 30, 2022, compared to the corresponding three and six month periods ended June 30, 2021, were primarily due to higher interest income due to higher interest rates on investments.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the six month periods ended June 30, 2022 and 2021 was 1% and 0%, respectively. Our effective tax rate is significantly lower than our statutory tax rate because we have a full valuation allowance recorded against our deferred tax assets. The tax benefit for the six month period ended June 30, 2022 reflects an estimated refundable tax credit to be filed for in the United Kingdom for the 2022 tax year.

The valuation allowance against deferred tax assets as of June 30, 2022, was $69,834, an increase of $5,561 from $64,273 as of December 31, 2021.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2022, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted) for the three and six month periods ended June 30, 2022:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
GAAP gross profit	$3,997	$4,229	$7,341	$8,568
Amortization of acquired intangible assets	1,120	—	2,314	—
Amortization and write-off of other intangible assets	144	144	285	286
Stock-based compensation	265	178	466	351
Non-GAAP gross profit	$5,526	$4,551	$10,406	$9,205
Non-GAAP gross profit margin	71%	72%	69%	71%

GAAP operating expenses	$18,946	$19,665	$40,306	$32,230
Depreciation and write-off of property and equipment	(330)	(354)	(720)	(717)
Amortization of acquired intangible assets	(321)	—	(663)	—
Amortization and write-off of other intangible assets	(29)	(24)	(59)	(59)
Amortization of lease right of use assets under operating leases	(249)	(122)	(520)	(240)
Stock-based compensation	(3,009)	(6,559)	(5,276)	(8,396)
Impairment of lease right of use assets and leasehold improvements	—	—	(574)	—
Acquisition-related expenses	(3)	—	(447)	—
Non-GAAP operating expenses	$15,005	$12,606	$32,047	$22,818

GAAP net loss	$(14,639)	$(15,422)	$(32,420)	$(23,644)
Total adjustments to gross profit	1,529	322	3,065	637
Total adjustments to operating expenses	3,941	7,059	8,259	9,412
Non-GAAP net loss	$(9,169)	$(8,041)	$(21,096)	$(13,595)

GAAP loss per common share (diluted)	$(0.75)	$(0.94)	$(1.76)	$(1.44)
Non-GAAP net loss	$(9,169)	$(8,041)	$(21,096)	$(13,595)
Non-GAAP loss per common share (diluted)	$(0.47)	$(0.49)	$(1.14)	$(0.83)

Non-GAAP gross profit for the three month period ended June 30, 2022, increased by $1.0 million compared to the three month period ended June 30, 2021. The increase was primarily due to higher subscription and service revenue.

Non-GAAP gross profit for the six month period ended June 30, 2022, increased by $1.2 million compared to the corresponding six month period ended June 30, 2021. The increase was primarily due to higher subscription and service revenue.

Non-GAAP gross profit margin for the three and six month periods ended June 30, 2022, compared to the three and six month periods ended June 30, 2021, decreased primarily due to the mix of subscription revenue as some subscription products have higher margins than others.

Non-GAAP operating expenses for the three month period ended June 30, 2022, increased by $2.4 million compared to the three month period ended June 30, 2021. The increase includes $3.3 million of EVRYTHNG Non-GAAP operating expenses post acquisition, after excluding the EVRYTHNG portion of the adjustments above for amortization expense on acquired intangible assets of $0.3 million and stock-based compensation of $0.5 million. Excluding the impact of EVRYTHNG, Non-GAAP operating expenses decreased $0.9 million primarily reflecting $2.5 million of cash costs associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and cash severance costs incurred with organizational changes we made in June 2021, partially offset by $1.4 million of higher cash compensation costs due to higher headcount and annual compensation adjustments.

Non-GAAP operating expenses for the six month period ended June 30, 2022, increased by $9.2 million compared to the corresponding six month period ended June 30, 2021. The increase includes $7.2 million of EVRYTHNG Non-GAAP operating expenses post acquisition, after excluding the EVRYTHNG portion of the adjustments above for amortization expense on acquired intangible assets of $0.7 million and stock-based compensation of $0.8 million. Excluding the impact of EVRYTHNG, Non-GAAP operating expenses increased $2.0 million primarily reflecting $2.4 million of higher cash compensation costs due to higher headcount and annual compensation adjustments, $0.5 million of higher travel and conference costs, $0.4 million of higher consulting costs for acquisition integration and other corporate initiatives, $0.4 million of other general administrative costs and $0.3 million of higher legal, accounting and tax costs for financing and other activities, partially offset by $2.5 million of cash costs associated with the Separation Agreement we entered into with our former chief executive officer in April 2021 and cash severance costs incurred with organizational changes we made in June 2021.

Liquidity and Capital Resources

	June 30,	December 31,
	2022	2021
Working capital	$67,785	$36,295
Current ratio (1)	7.1:1	5.7:1
Cash, cash equivalents and short-term marketable securities	$68,390	$33,326
Long-term marketable securities	$—	$8,292
Total cash, cash equivalents and marketable securities	$68,390	$41,618

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $26.8 million increase in cash, cash equivalents and marketable securities at June 30, 2022, from December 31, 2021, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by
•	cash used in operations;
•	net cash paid for the acquisition of EVRYTHNG;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and
•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and our marketable securities with major financial institutions. At times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes, corporate notes, and pre-refunded municipals. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

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

Operating Cash Flow

The components of cash flows used in operating activities were:

	Six	Six
	Months	Months
	Ended	Ended	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Net loss	$(32,420)	$(23,644)	$8,776	37%
Non-cash items	10,877	9,551	(1,326)	(14)%
Changes in operating assets and liabilities	(4,124)	1,607	5,731	357%
Net cash used in operating activities	$(25,667)	$(12,486)	$13,181	106%

Cash flows used in operating activities for the six month period ended June 30, 2022, increased by $13,181, compared to the corresponding six month period ended June 30, 2021, primarily as a result of a larger net loss and changes in operating assets and liabilities, partially offset by an increase in non-cash items included in net loss. Changes in operating assets and liabilities primarily reflects changes in the timing and amounts of accounts receivable and accounts payable. Non-cash items increased reflecting higher amortization of acquired intangible assets, the impairment on lease right of use assets and leasehold improvements, partially offset by lower stock-based compensation.

Cash flows provided by investing activities for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, decreased by $16,181, from $17,922 to $1,741, primarily as a result of lower net maturities of marketable securities and $3,512 of net cash paid for the acquisition of EVRYTHNG.

Cash flows from financing activities for the six month period ended June 30, 2022, compared to the corresponding six month period ended June 30, 2021, improved by $61,003, from $3,774 of cash used to $57,229 of cash provided, primarily as a result of the net proceeds of $58,220 from the registered direct offering in April 2022 and lower repurchases of shares of common stock in satisfaction of required withholding tax liability on employee stock awards.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic.

Registered Direct Offering

On April 5, 2022, we entered into purchase agreements with certain investors providing for the issuance and sale by us of 2,250 common shares in a registered direct offering. The common shares were offered at a price of $25.90 per share, and the gross cash proceeds to us were $58,275. We incurred $55 of legal costs related to the offering. The closing of the registered direct offering occurred on April 7, 2022.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any shares under this Equity Distribution Agreement during the six months ended June 30, 2022 and 2021. As of June 30, 2022, $6,932 remains available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of June 30, 2022, $39,617 remains available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of EVRYTHNG on January 3, 2022. We are working to integrate EVRYTHNG into our internal control over financial reporting, and management’s evaluation of the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2021 Annual Report. The risks and uncertainties described in our 2021 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2022, there have been no material changes to the risk factors previously disclosed in our 2021 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2022:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2022 to April 30, 2022	1,867	$27.67	—	$—
Month 2
May 1, 2022 to May 31, 2022	18,939	$18.30	—	$—
Month 3
June 1, 2022 to June 30, 2022	—	$—	—	$—
Total	20,806	$19.14	—	$—

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

Date: August 4, 2022	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)