Form 10-Q
period 2022-09-30
Digimarc CORP
filed 2022-11-03
CIK 1438231

Al

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 31, 2022, there were 20,035,955 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$40,355	$13,789
Marketable securities	16,002	19,537
Trade accounts receivable, net	7,800	6,368
Loan receivable from related party	—	2,001
Other current assets	6,291	2,316
Total current assets	70,448	44,011
Marketable securities	—	8,292
Property and equipment, net	2,633	2,875
Intangibles, net	34,032	6,611
Goodwill	6,401	1,114
Lease right of use assets	5,209	1,300
Other assets	1,198	673
Total assets	$119,921	$64,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,219	$4,727
Deferred revenue	4,727	2,989
Total current liabilities	12,946	7,716
Long-term lease liabilities	6,051	1,028
Other long-term liabilities	96	752
Total liabilities	19,093	9,496
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2022 and December 31, 2021)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 20,037 and 16,940 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	20	17
Additional paid-in capital	361,055	261,324
Accumulated deficit	(253,361)	(206,011)
Accumulated other comprehensive income (loss)	(6,936)	—
Total shareholders’ equity	100,828	55,380
Total liabilities and shareholders’ equity	$119,921	$64,876

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue:
Service	$3,735	$3,932	$11,858	$11,507
Subscription	4,086	2,485	11,121	7,888
Total revenue	7,821	6,417	22,979	19,395
Cost of revenue:
Service (1)	1,602	1,630	5,177	4,715
Subscription (1)	1,006	567	2,934	1,892
Amortization expense on acquired intangible assets	1,048	—	3,362	—
Total cost of revenue	3,656	2,197	11,473	6,607
Gross profit	4,165	4,220	11,506	12,788
Operating expenses:
Sales and marketing	7,684	4,647	23,702	15,865
Research, development and engineering	7,575	4,586	19,731	12,930
General and administrative	4,132	2,943	15,027	15,611
Amortization expense on acquired intangible assets	301	—	964	—
Impairment of lease right of use assets and leasehold improvements	—	—	574	—
Total operating expenses	19,692	12,176	59,998	44,406
Operating loss	(15,527)	(7,956)	(48,492)	(31,618)

Other income:
Gain on extinguishment of note payable	—	5,094	—	5,094
Refundable tax credit	376	—	878	—
Other income (loss)	247	(2)	336	26
Other income, net	623	5,092	1,214	5,120
Loss before income taxes	(14,904)	(2,864)	(47,278)	(26,498)
Provision for income taxes	(26)	(7)	(72)	(17)
Net loss	$(14,930)	$(2,871)	$(47,350)	$(26,515)

Loss per common share:
Loss per common share — basic	$(0.76)	$(0.17)	$(2.51)	$(1.61)
Loss per common share — diluted	$(0.76)	$(0.17)	$(2.51)	$(1.61)
Weighted average common shares outstanding — basic	19,721	16,520	18,877	16,428
Weighted average common shares outstanding — diluted	19,721	16,520	18,877	16,428

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$51	$—	$(199)	$—
Foreign currency translation adjustment, net of tax of $0	(3,118)	—	(6,737)	—
Other comprehensive loss	$(3,067)	$—	$(6,936)	$—
Net loss	(14,930)	(2,871)	(47,350)	(26,515)
Comprehensive loss	$(17,997)	$(2,871)	$(54,286)	$(26,515)
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three months ended September 30, 2022:
BALANCE AT JUNE 30, 2022	10	$50	19,959	$20	$357,509	$(238,431)	$(3,869)	$115,279
Issuance of common stock	—	—	22	—	872	—	—	872
Issuance of restricted common stock	—	—	14	—	—	—	—	—
Vesting of restricted stock units	—	—	102	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—	—
Purchase of common stock	—	—	(55)	—	(923)	—	—	(923)
Stock-based compensation	—	—	—	—	3,597	—	—	3,597
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	51	51
Foreign currency translation adjustments	—	—	—	—	—	—	(3,118)	(3,118)
Net loss	—	—	—	—	—	(14,930)	—	(14,930)
BALANCE AT SEPTEMBER 30, 2022	10	$50	20,037	$20	$361,055	$(253,361)	$(6,936)	$100,828

Three months ended September 30, 2021:
BALANCE AT JUNE 30, 2021	10	$50	16,943	$17	$260,071	$(194,896)	$—	$65,242
Exercise of stock options	—	—	100	—	2,955	—	—	2,955
Issuance of restricted common stock	—	—	25	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(16)	—	—	—	—	—
Purchase of common stock	—	—	(119)	—	(4,079)	—	—	(4,079)
Stock-based compensation	—	—	—	—	1,638	—	—	1,638
Net loss	—	—	—	—	—	(2,871)	—	(2,871)
BALANCE AT SEPTEMBER 30, 2021	10	$50	16,933	$17	$260,585	$(197,767)	$—	$62,885

Nine months ended September 30, 2022:
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock	—	—	3,044	3	90,608	—	—	90,611
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Issuance of restricted common stock	—	—	54	—	—	—	—	—
Vesting of restricted stock units	—	—	119	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(26)	—	—	—	—	—
Purchase of common stock	—	—	(94)	—	(1,897)	—	—	(1,897)
Stock-based compensation	—	—	—	—	9,419	—	—	9,419
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(199)	(199)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,737)	(6,737)
Net loss	—	—	—	—	—	(47,350)	—	(47,350)
BALANCE AT SEPTEMBER 30, 2022	10	$50	20,037	$20	$361,055	$(253,361)	$(6,936)	$100,828

Nine months ended September 30, 2021:
BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$—	$83,839
Exercise of stock options	—	—	170	—	4,030	—	—	4,030
Issuance of restricted common stock	—	—	223	—	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(51)	—	—	—	—	—
Purchase of common stock	—	—	(256)	—	(8,928)	—	—	(8,928)
Stock-based compensation	—	—	—	—	10,459	—	—	10,459
Net loss	—	—	—	—	—	(26,515)	—	(26,515)
BALANCE AT SEPTEMBER 30, 2021	10	$50	16,933	$17	$260,585	$(197,767)	$—	$62,885

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,350)	$(26,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	1,036	1,051
Amortization of acquired intangible assets	4,326	—
Amortization and write-off of other intangible assets	493	525
Amortization of lease right of use assets under operating leases	768	364
Amortization of net premiums (discounts) on marketable securities	—	605
Gain on extinguishment of note payable	—	(5,032)
Stock-based compensation	9,310	10,348
Impairment of lease right of use assets and leasehold improvements	574	—
Changes in operating assets and liabilities:
Trade accounts receivable	(241)	(427)
Other current assets	(2,233)	(353)
Other assets	(611)	(54)
Accounts payable and other accrued liabilities	(2,153)	1,630
Deferred revenue	233	(847)
Lease liability and other long-term liabilities	(1,040)	242
Net cash used in operating activities	(36,888)	(18,463)
Cash flows from investing activities:
Net cash paid for acquisition	(3,512)	—
Purchase of property and equipment	(783)	(797)
Capitalized patent costs	(404)	(475)
Proceeds from maturities of marketable securities	17,498	72,141
Purchases of marketable securities	(5,873)	(42,049)
Net cash provided by investing activities	6,926	28,820
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	58,220	—
Purchase of common stock	(1,560)	(4,898)
Loan repayment	(32)	—
Net cash provided by (used in) financing activities	56,628	(4,898)
Effect of exchange rate on cash	(100)	—
Net increase in cash and cash equivalents	26,566	5,459
Cash and cash equivalents at beginning of period	13,789	19,696
Cash and cash equivalents at end of period	$40,355	$25,155
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(90)	$(35)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$(21)	$(115)
Stock-based compensation capitalized to software and patent costs	$109	$111
Purchase of common stock in accounts payable	$(337)
Common stock issued for acquisition	$32,393	$—
Warrants issued for acquisition	$1,601	$—
Right of use assets obtained in exchange for lease obligations	$5,176	$—
Cashless exercise of stock options	$—	$4,030

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a global leader in product digitization, delivering business value across industries through unique identities and cloud-based solutions. Digimarc’s technology highlights a product’s journey to provide complete visibility into all relevant product data, allowing companies to make intelligent business decisions.

The Digimarc Platform is a distinctive software as a service that combines Digimarc’s digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using Digimarc’s unique digital watermarks and/or QR codes, products can connect with the web and interact with consumers and digital devices. Interactions are powered by the Company’s product cloud, where we provide data and instructions based on context and then capture a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Platform to address specific business needs. All of the Company’s products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•

Digimarc Validate protects product authenticity to ensure real products are in the right place. Digimarc technology delivers exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct, digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Digimarc technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging through unique digital watermarks. Digimarc technology activates products and packaging with unique digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct, digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Digimarc acquired EVRYTHNG Limited and its subsidiaries (“EVRYTHNG”) on January 3, 2022. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period. See Notes 6 and 9 for information related to the EVRYTHNG acquisition.

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

Business Combinations

The Company allocates purchase price consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of the Company’s stock on the date the acquisition closed. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, the cost to develop acquired technology, useful lives, and discount rates.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are now classified as available-for-sale, as the Company recently sold a marketable security, which was previously classified as held-to-maturity. The Company has reassessed classification of the remaining marketable securities and therefore adjusted them to be reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income (loss), net” in the Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

As of December 31, 2021, the Company’s marketable securities were classified as held-to-maturity and reported at amortized cost, which approximated fair value.

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$4,975	$—	$—	$4,975
Commercial paper	—	25,119	—	25,119
Federal agency notes	—	20,680	—	20,680
Corporate notes	—	4,389	—	4,389
Pre-refunded municipals	—	—	—	—
Total	$4,975	$50,188	$—	$55,163

December 31, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$2,478	$—	$—	$2,478
Commercial paper	—	13,382	—	13,382
Corporate notes	—	9,585	—	9,585
Federal agency notes	—	3,799	—	3,799
Pre-refunded municipals	—	1,063	—	1,063
Total	$2,478	$27,829	$—	$30,307

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2022, were as follows:

	Maturities by Period
	Total	Less than 1 year	1-5 years	5 - 10 years	More than 10 years
Cash equivalents and marketable securities	$55,163	$55,163	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, commercial paper and federal agency notes totaling $39,161 and $2,478 at September 30, 2022, and December 31, 2021, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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
•

Subscription revenue consists primarily of revenue earned from software subscriptions to the Company’s software platform and products and, to a lesser extent, the licensing and sale of the Company’s intellectual property. The majority of subscription contracts are recurring, paid in advance, and recognized over the term of the subscription, which is typically one to three years.

Customer arrangements may contain multiple performance obligations such as software development services, software platform and products, and maintenance and support fees. The Company accounts for individual products and services separately if they are both capable of being distinct and distinct within the context of the contract. In arrangements where the software platform and products require significant configuration and integration, the software development services may not be distinct within the context of the contract from the software platform and products. In those situations, the Company accounts for the software development services and software platform and products as a single performance obligation within subscription revenue.

To determine transaction price, the Company considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price.

The transaction price is allocated between distinct products and services based on their stand-alone selling prices. For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer.

For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer.  Products and services that are not capable of being distinct are combined with other products or services until a distinct performance obligation is identified.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Government
Service	$3,346	$3,279	$10,007	$10,386
Subscription	300	300	1,088	900
Total Government	3,646	3,579	11,095	11,286
Commercial
Service	$389	$653	$1,851	$1,121
Subscription	3,786	2,185	10,033	6,988
Total Commercial	4,175	2,838	11,884	8,109
Total	$7,821	$6,417	$22,979	$19,395

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The following table provides information about contract liabilities from contracts with customers:

	September 30,	December 31,
	2022	2021
Deferred revenue, current	$4,727	$2,989
Deferred revenue, long-term	29	33
Total	$4,756	$3,022

The Company recognized $2,507 of revenue during the nine months ended September 30, 2022, that was included in the contract liability balance as of December 31, 2021.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $20,770 and $16,870 as of September 30, 2022, and December 31, 2021, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software development services and software subscriptions. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Domestic	$2,889	$1,678	$7,259	$5,040
International (1)	4,932	4,739	15,720	14,355
Total	$7,821	$6,417	$22,979	$19,395

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Customer A	46%	55%	47%	58%
Customer B	23%	13%	15%	12%

Long-Lived Tangible Assets by Geographical Area

Long-lived tangible assets by geographic area were as follows:

	September 30,	December 31,
	2022	2021
United States	$2,563	$2,875
Europe	70	—
Total	$2,633	$2,875

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

There were 1 stock options granted during the nine months ended September 30, 2022, as replacement equity awards for vested stock options held by EVRYTHNG employees. No stock options were granted during the nine months ended September 30, 2021.

Restricted Stock

The fair value of restricted stock awards that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Stock Units

The fair value of performance stock unit (“PSU”) awards that vest upon meeting a performance condition, such as the Company exceeding a future annual recurring revenue target, and a service condition is determined based on the probability of achievement of the performance criteria as of each reporting date (measurement date). The probability of achievement is subject to judgment, and could change from period to period, impacting the fair value of the award. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

The fair value of PSU awards that vest upon meeting a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies, and a service condition is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Monte Carlo valuation inputs:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stock price	$—	$—	$32.02	$—
Expected volatility	—	—	82.8%	—
Risk-free interest rate	—	—	1.8%	—

Stock-Based Compensation

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stock-based compensation:
Cost of revenue	$270	$164	$736	$515
Sales and marketing	1,461	369	3,354	2,359
Research, development and engineering	916	401	2,066	1,202
General and administrative	921	667	3,154	6,272
Stock-based compensation expense	3,568	1,601	9,310	10,348
Capitalized to software and patent costs	29	37	109	111
Total stock-based compensation	$3,597	$1,638	$9,419	$10,459

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	As of	As of
	September 30,	December 31,
	2022	2021
Total unrecognized compensation costs	$18,925	$11,301

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2022, for all non-vested stock-based awards over weighted average periods through September 30, 2026, as follows:

Restricted
	Stock	RSUs	PSUs
Weighted average period	1.16 years	1.89 years	1.88 years

As of September 30, 2022, under the Company’s stock-based compensation plan, an additional 568 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PSU awards.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Stock Option Activity

The following tables present the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three months ended September 30, 2022:	Options	Price	Fair Value	Value
Outstanding at June 30, 2022	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at September 30, 2022	51	$39.14	$21.72	$—

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Nine months ended September 30, 2022:	Options	Price	Fair Value	Value
Outstanding at December 31, 2021	50	$39.54	$22.23
Granted	1	$22.15	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at September 30, 2022	51	$39.14	$21.72	$—
Exercisable at September 30, 2022	51	$39.14		$—

The aggregate intrinsic value is based on the closing price of $13.55 per share of Digimarc common stock on September 30, 2022, which would have been received by the optionees had all of the options with exercise prices less than $13.55 per share been exercised on that date.

Restricted Stock Activity

The following tables present the unvested restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2022:	Shares	Fair Value
Unvested balance, June 30, 2022	273	$33.65
Granted	14	$14.19
Vested	(49)	$34.81
Forfeited	(5)	$33.71
Unvested balance, September 30, 2022	233	$32.22

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	360	$34.90
Granted	54	$18.36
Vested	(155)	$32.80
Forfeited	(26)	$36.88
Unvested balance, September 30, 2022	233	$32.22

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The fair value of restricted stock awards vested is as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Fair value of restricted stock awards vested	$949	$2,188	$3,727	$6,648

Restricted Stock Units Activity

The following tables present the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2022:	Shares	Fair Value
Unvested balance, June 30, 2022	437	$27.25
Granted	65	$19.82
Vested	(102)	$30.81
Forfeited	(41)	$26.99
Unvested balance, September 30, 2022	359	$24.91

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	537	$26.57
Vested	(119)	$31.16
Forfeited	(59)	$27.42
Unvested balance, September 30, 2022	359	$24.91

The fair value of RSU awards vested is as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Fair value of RSU awards vested	$1,570	$—	$1,903	$1,050

Performance Stock Units Activity

The following tables present the unvested PSU activity:

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

		Weighted
		Average
	Number of	Grant Date
Three months ended September 30, 2022:	Shares	Fair Value
Unvested balance, June 30, 2022	144	$32.02
Granted	1	$18.31
Vested	—	$—
Forfeited	(5)	$32.02
Unvested balance, September 30, 2022	140	$31.93

		Weighted
		Average
	Number of	Grant Date
Nine months ended September 30, 2022:	Shares	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	145	$31.93
Vested	—	$—
Forfeited	(5)	$32.02
Unvested balance, September 30, 2022	140	$31.93

The fair value of PSU awards vested is as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Fair value of PSU awards vested	$—	$—	$—	$2,886

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

The Company granted replacement equity awards to the holders of vested and unvested EVRYTHNG stock options, pursuant to the terms of the Purchase Agreement. The replacement equity awards had substantially equivalent economic value and vesting terms as the cancelled vested and unvested EVRYTHNG stock options.

In August 2022, the Company issued an additional 22 shares of common stock of the Company to EVRYTHNG sellers as a post-closing adjustment to the initial consideration, consisting primarily of shares that were previously held back for such adjustments. Any shares held back in connection with the indemnification obligations of the EVRYTHNG sellers will not be issued, if at all, until 2023.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

The Purchase Agreement provided for additional shares of the Company’s common stock, subject to certain conditions, to be issued in September 2022. The number of additional common shares, before any downward adjustments, was equivalent to $50,000 of the Company’s common stock. The number of additional common shares would be adjusted downward if EVRYTHNG failed to meet its Product Annual Recurring Revenue target of $10,000 by February 28, 2022, and/or if the Company’s average stock price during the applicable measurement period was higher than its stock price as of the closing of the EVRYTHNG acquisition. No additional shares of the Company’s common stock were issued in September 2022, as the conditions for the additional shares were not met.

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

The following table reconciles loss per common share:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Basic Loss per Common Share:
Net loss attributable to common shares — basic	$(14,930)	$(2,871)	$(47,350)	$(26,515)
Weighted average common shares outstanding — basic	19,721	16,520	18,877	16,428
Basic loss per common share	$(0.76)	$(0.17)	$(2.51)	$(1.61)

Diluted Loss per Common Share:
Net loss attributable to common shares — diluted	$(14,930)	$(2,871)	$(47,350)	$(26,515)
Weighted average common shares outstanding — diluted	19,721	16,520	18,877	16,428
Diluted loss per common share	$(0.76)	$(0.17)	$(2.51)	$(1.61)

The following table indicates the common stock equivalents related to stock options, RSUs and PSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Anti-dilutive shares due to:
Exercise prices higher than the average market price	51	100	50	100
Net loss	—	—	—	41

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	September 30,	December 31,
	2022	2021
Trade accounts receivable, current	$7,837	$6,393
Trade accounts receivable, long-term	49	186
Allowance for doubtful accounts	(37)	(25)
Trade accounts receivable, net	$7,849	$6,554
Unpaid deferred revenue included in trade accounts receivable	$2,118	$1,891

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2022	2021
Company A	34%	*
Company B	29%	43%
Company C	*	15%
Company D	*	11%

*Less than 10%

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

In August 2022, the Company issued 22 additional shares of common stock of the Company at the fair value of $872 which increased the purchase price to $37,506. The Company may issue the remaining consideration in 2023, for up to $500 in shares of common stock of the Company, which was held back in connection with indemnification obligations.

On December 10, 2021, the Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) pursuant to the Purchase Agreement. The Loan Agreement provided a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The loan matures on December 9, 2022. The loan balance of $2,001 on January 3, 2022, was included in “loan payable to related party” below in the preliminary purchase price allocation, as the liability was assumed by the combined company. The loan payable balance is eliminated in consolidation in the Consolidated Balance Sheet as of September 30, 2022.

The following table presents the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation
January 3, 2022
Trade accounts receivable, net	$717
Other current assets	2,188
Property and equipment, net	99
Lease right of use assets and other long-term assets	484
Intangibles	37,740
Goodwill	6,380
Accounts payable and other accrued liabilities	(6,092)
Deferred revenue	(1,804)
Loan payable to related party	(2,001)
Lease liability and other long-term liabilities	(205)
Total preliminary purchase price	$37,506

The Company preliminarily allocated $37,740 of the purchase price to intangible assets, which was comprised of $23,990 allocated to developed technology and $13,750 allocated to customer relationships. Preliminary goodwill recognized of $6,380 from the acquisition was primarily attributed to an assembled workforce and expected synergies. The preliminary allocation above is subject to future adjustments during the measurement period. Open areas in the preliminary allocation include finalizing the opening balance sheet, the fair value of acquired intangible assets, recognition of income tax assets and liabilities and the issuance of any remaining consideration. The Company incurred transaction costs related to the acquisition of $1,140 during 2021 and $447 in 2022, respectively.

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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$7,821	$7,957	$22,979	$23,464
Net loss	$(14,930)	$(6,781)	$(46,903)	$(43,228)
Loss per common share:
Basic	$(0.76)	$(0.39)	$(2.54)	$(2.51)
Diluted	$(0.76)	$(0.39)	$(2.54)	$(2.51)

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

	September 30,	December 31,
	2022	2021
Office furniture and fixtures	$1,613	$1,648
Software	5,803	5,674
Equipment	5,532	5,250
Leasehold improvements	1,861	1,658
Gross property and equipment	14,809	14,230
Less accumulated depreciation and amortization	(12,176)	(11,355)
Property and equipment, net	$2,633	$2,875

11. Goodwill

The Company performs the annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium.

Balance at December 31, 2021	$1,114
Goodwill acquired on January 3, 2022	5,439
Measurement period adjustments (1)	941
Currency translation adjustments	(1,093)
Balance at September 30, 2022	$6,401

(1) Measurement period adjustments include adjustments to income tax receivables and accounts payables as well as the release of holdback shares.

12. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2022 and 2021.

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

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2022	2021
Capitalized patent costs	17-20	$10,599	$10,219

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	21,440	1,560
Customer relationships	10	11,685	290
Gross intangible assets		43,974	12,319
Accumulated amortization		(9,942)	(5,708)
Intangibles, net		$34,032	$6,611

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “sales and marketing” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Amortization expense	$1,496	$146	$4,756	$431

For intangible assets recorded at September 30, 2022, the estimated future aggregate amortization expense for the years ending December 31, 2022 through December 31, 2026 is as follows:

Amortization
As of September 30, 2022:	Expense
Remaining in 2022	$1,420
2023	5,679
2024	5,666
2025	5,647
2026	5,615

13. Leases

The Company leases office space in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of September 30, 2022, totaling $1,282 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in March 2022 and is marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of September 30, 2022, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company’s prior corporate headquarters.

The Company leases office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023, with remaining rent payments as of September 30, 2022, totaling $186 plus operating expenses, payable in quarterly installments.

The Company accounts for leases in accordance with ASC 842, “Leases.”

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

All of the Company’s leases are operating leases.  The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2022	2021
Lease right of use assets	$5,209	$1,300
Lease liabilities, current	$968	$745
Lease liabilities, long-term	$6,051	$1,028

Weighted-average remaining life	6.7 years	2.2 years
Weighted-average discount rate	9%	8%

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

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating lease expense	$498	$247	$1,422	$757
Cash paid for operating leases	$395	$289	$1,185	$880

The table below reconciles the aggregate cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of September 30, 2022:

Cash
Payment
As of September 30, 2022:	Obligations
Remaining in 2022	$281
2023	991
2024	1,178
2025	1,309
2026	1,349
Thereafter	5,138
Total lease payments	10,246
Imputed interest	(3,227)
Total minimum lease payments	$7,019

14. Income Taxes

The benefit (provision) for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 0% and 0%, respectively.

The valuation allowance against net deferred tax assets as of September 30, 2022, was $75,010, an increase of $10,737 from $64,273 as of December 31, 2021. The Company continues to provide for a full valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)

(UNAUDITED)

Excess tax deficiencies of $2,355 and $3,170 were recognized in the provision for income taxes for the three and nine months ended September 30, 2022, respectively, which were offset by $2,355 and $3,170 of valuation allowance, respectively.

An excess tax deficiency of $1,659 and an excess tax benefit of $2,238 were recognized in the provision for income taxes for the three and nine months ended September 30, 2021, respectively, which were offset by $1,659 and $2,238 of valuation allowance, respectively.

15. Commitments and Contingencies

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation. On January 3, 2022, the Company completed the acquisition of EVRYTHNG Limited and its subsidiaries (“EVRYTHNG”), a London-based product cloud company. Unless context otherwise requires, references to EVRYTHNG refer to our wholly owned subsidiaries following the acquisition.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited.

Overview

Digimarc Corporation is a global leader in product digitization, delivering business value across industries through unique identities and cloud-based solutions. Our technology highlights a product’s journey to provide complete visibility into all relevant product data, allowing companies to make intelligent business decisions.

The Digimarc Platform is a distinctive software as a service that combines Digimarc’s digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using our unique digital watermarks and/or QR codes, products can connect with the web and interact with consumers and digital devices. Interactions are powered by our product cloud, where we provide data and instructions based on context, and then capture a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Platform to address specific business needs. All our products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•

Digimarc Validate protects product authenticity to ensure real products are in the right place. Our technology delivers exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct, digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Our technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging through unique digital watermarks. Our technology activates products and packaging with unique digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct, digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

Digimarc has also maintained a relationship with a consortium of central banks (“Central Banks”) for over 20 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, digital rights management, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 1,000 U.S. and foreign patents granted and applications pending as of September 30, 2022. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

On January 3, 2022, we completed the acquisition of EVRYTHNG. The EVRYTHNG Product Cloud allows the combined company to now offer a complete automatic identification solution to existing customers and prospective customers. The aggregate initial consideration for the acquisition was 772 thousand shares of common stock of the Company and warrants to purchase 231 thousand shares of common stock of the Company at the closing. We also paid $4.0 million of closing costs on behalf of the EVRYTHNG sellers. In August 2022, we issued an additional 22 thousand shares of common stock of the Company to EVRYTHNG sellers as a post-closing adjustment to the initial consideration, consisting primarily of shares that were previously held back for such adjustments. Any shares held back in connection with the indemnification obligations of the EVRYTHNG sellers will not be issued, if at all, until 2023. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period.

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

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. The statements of operations for the three and nine month periods ended September 30, 2022 include the combined operating results of Digimarc and EVRYTHNG subsequent to the acquisition closing on January 3, 2022.

Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine month periods ended September 30, 2022, and all changes discussed with respect to such periods reflect changes compared to the three and nine month periods ended September 30, 2021.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Percentages are percent of total revenue
Revenue:
Service	48%	61%	52%	59%
Subscription	52	39	48	41
Total revenue	100	100	100	100
Cost of revenue:
Service (1)	20	25	23	24
Subscription (1)	13	9	13	10
Amortization expense on acquired intangible assets	13	—	15	—
Total cost of revenue	47	34	50	34
Gross profit	53	66	50	66
Operating expenses:
Sales and marketing	98	72	103	82
Research, development and engineering	97	71	86	67
General and administrative	53	46	65	80
Amortization expense on acquired intangible assets	4	—	4	—
Impairment of lease right of use assets and leasehold improvements	—	—	2	—
Total operating expenses	252	190	261	229
Operating loss	(199)	(124)	(211)	(163)
Other income:
Gain on extinguishment of note payable	—	79	—	26
Refundable tax credit	5	—	4	—
Other income (loss)	3	(—)	1	(—)
Other income, net	8	79	5	26
Loss before income taxes	(191)	(45)	(206)	(137)
Provision for income taxes	(—)	(—)	(—)	(—)
Net loss	(191%)	(45%)	(206%)	(137%)
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended September 30, 2022, increased $1.4 million, or 22%, to $7.8 million, compared to the corresponding three month period ended September 30, 2021. The increase in revenue primarily reflects the contribution of subscription and service revenue post acquisition from EVRYTHNG and $1.1 million of subscription revenue from a new commercial contract, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product and $0.4 million less service revenue due to the timing of HolyGrail recycling projects.

Total revenue for the nine month period ended September 30, 2022, increased $3.6 million, or 18% to $23.0 million, compared to the corresponding nine month period ended September 30, 2021. The increase in revenue primarily reflects the contribution of subscription and service revenue post acquisition from EVRYTHNG and $1.1 million of subscription revenue from a new commercial contract, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product and $0.4 million less service revenue largely due to timing of program work with the Central Banks.

Total operating expenses for the three month period ended September 30, 2022, increased $7.5 million, or 62%, to $19.7 million, compared to the corresponding three month period ended September 30, 2021. The increase in operating expenses primarily reflects $4.1 million of EVRYTHNG operating expenses post acquisition, $1.7 million of higher compensation costs due to annual compensation adjustments and higher headcount, and $1.4 million of severance costs incurred for organizational changes we made in the third quarter of 2022.

Total operating expenses for the nine month period ended September 30, 2022, increased $15.6 million, or 35%, to $60.0 million, compared to the corresponding nine month period ended September 30, 2021. The increase in operating expenses primarily reflects $12.9 million of EVRYTHNG operating expenses post acquisition, $5.3 million of higher compensation costs due to annual compensation adjustments and higher headcount, $1.4 million of severance costs incurred for organizational changes we made in the third quarter of 2022, $0.8 million of higher lease asset amortization and moving costs, $0.7 million of higher travel and conference costs, $0.7 million of higher legal, accounting and tax costs primarily related to the EVRYTHNG acquisition and financing activities, and a $0.6 million non-cash impairment charge to write-down our lease right of use assets and leasehold improvements, partially offset by $6.2 million of costs recognized in the second quarter of 2021 associated with the Separation Agreement we entered into with our former chief executive officer and $1.3 million of severance costs incurred for organizational changes we made in the second quarter of 2021.

Revenue

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenue:
Service	$3,735	$3,932	$(197)	(5)%	$11,858	$11,507	$351	3%
Subscription	4,086	2,485	1,601	64%	11,121	7,888	3,233	41%
Total	$7,821	$6,417	$1,404	22%	$22,979	$19,395	$3,584	18%
Revenue (as % of total revenue):
Service	48%	61%			52%	59%
Subscription	52%	39%			48%	41%
Total	100%	100%			100%	100%

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

The $0.2 million decrease in service revenue for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, primarily reflects $0.4 million less service revenue due to the timing of HolyGrail recycling projects, partially offset by the contribution of professional services revenue post acquisition from EVRYTHNG.

The $0.4 million increase in service revenue for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, primarily reflects the contribution of professional services revenue post acquisition from EVRYTHNG, partially offset by $0.4 million less service revenue largely due to timing of program work with the Central Banks.

Subscription. Subscription revenue consists primarily of revenue earned from software subscriptions to our software platform and products and, to a lesser extent, the licensing and sale of our intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $1.6 million increase in subscription revenue for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, primarily reflects the contribution of subscription revenue post acquisition from EVRYTHNG and $1.1 million of subscription revenue from a new commercial contract, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product.

The $3.2 million increase in subscription revenue for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, primarily reflects the contribution of subscription revenue post acquisition from EVRYTHNG and $1.1 million of subscription revenue from a new commercial contract, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product.

Revenue by geography

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$2,889	$1,678	$1,211	72%	$7,259	$5,040	$2,219	44%
International	4,932	4,739	193	4%	15,720	14,355	1,365	10%
Total	$7,821	$6,417	$1,404	22%	$22,979	$19,395	$3,584	18%
Revenue (as % of total revenue):
Domestic	37%	26%			32%	26%
International	63%	74%			68%	74%
Total	100%	100%			100%	100%

Domestic. The $1.2 million increase in domestic revenue for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, primarily reflects $1.1 million of domestic revenue from a new commercial contract and the contribution of domestic revenue post acquisition from EVRYTHNG, partially offset by $0.4 million of lower domestic revenue as a result of sunsetting our Piracy Intelligence product.

The $2.2 million increase in domestic revenue for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, primarily reflects the contribution of domestic revenue post acquisition from EVRYTHNG and $1.1 million of domestic revenue from a new commercial contract, partially offset by $0.5 million of lower domestic revenue as a result of sunsetting our Piracy Intelligence product.

International. The $0.2 million increase in international revenue for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, primarily reflects the contribution of international revenue post acquisition from EVRYTHNG, partially offset by $0.4 million less service revenue due to the timing of HolyGrail recycling projects and $0.2 million of lower international revenue as a result of sunsetting our Piracy Intelligence product.

The $1.4 million increase in international revenue for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, primarily reflects the contribution of international revenue post acquisition from EVRYTHNG, partially offset by $0.4 million less service revenue largely due to timing of program work with the Central Banks and $0.4 million lower international revenue as a result of sunsetting our Piracy Intelligence product.

Revenue by market

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Government:
Service	$3,346	$3,279	$67	2%	$10,007	$10,386	$(379)	(4)%
Subscription	300	300	—	—%	1,088	900	188	21%
Total Government	$3,646	$3,579	$67	2%	$11,095	$11,286	$(191)	(2)%
Commercial:
Service	$389	$653	$(264)	(40)%	$1,851	$1,121	$730	65%
Subscription	3,786	2,185	1,601	73%	10,033	6,988	3,045	44%
Total Commercial	$4,175	$2,838	$1,337	47%	$11,884	$8,109	$3,775	47%
Total	$7,821	$6,417	$1,404	22%	$22,979	$19,395	$3,584	18%
Government. The changes in government service revenue for the three and nine month periods ended September 30, 2022, compared to the corresponding three and nine month periods ended September 30, 2021, largely reflects the timing of program work with the Central Banks. The increase in government subscription revenue for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, reflects a $0.2 million one-time license fee payment from a government supplier in May 2022.

Commercial. The $1.3 million increase in commercial revenue for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, primarily reflects the contribution of subscription and service revenue post acquisition from EVRYTHNG and $1.1 million of subscription revenue from a new commercial contract, partially offset by $0.6 of lower subscription revenue as a result of sunsetting our Piracy Intelligence product and $0.4 million less service revenue due to the timing of HolyGrail recycling projects.

The $3.8 million increase in commercial revenue for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, primarily reflects the contribution of subscription and service revenue post acquisition from EVRYTHNG and $1.1 million of subscription revenue from a new commercial contract, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product.

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

Subscription. Cost of subscription revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers and quality assurance personnel when software subscription products require significant configuration and integration;

•	cost of outside contractors that provide operational support for our software subscription products;
•	internet cloud hosting costs and image search data fees to support our software subscription products;
•	license fees paid to technology solution providers when we sell a combined solution; and
•	amortization of capitalized patent costs and patent maintenance fees.

Amortization expense on acquired intangible assets. Amortization expense includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Gross Profit:
Service (1)	$2,133	$2,302	$(169)	(7)%	$6,681	$6,792	$(111)	(2)%
Subscription (1)	3,080	1,918	1,162	61%	8,187	5,996	2,191	37%
Amortization expense on acquired intangible assets	(1,048)	—	(1,048)	100%	(3,362)	—	(3,362)	100%
Total	$4,165	$4,220	$(55)	(1)%	$11,506	$12,788	$(1,282)	(10)%
Gross Profit Margin:
Total	53%	66%			50%	66%
Service (1)	57%	59%			56%	59%
Subscription (1)	75%	77%			74%	76%

(1)Gross Profit and Gross Profit Margin for Service and Subscription excludes amortization expense on acquired intangible assets.

The decrease of $0.1 million in total gross profit for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, was primarily due to $1.0 million of amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition and $0.2 million lower service gross profit due to higher costs, partially offset by the $1.2 million of gross profit contribution from higher subscription revenue.

The decrease of $1.3 million in total gross profit for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, was primarily due to $3.4 million of amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition and $0.1 million lower service gross profit due to higher costs, partially offset by the $2.2 million of gross profit contribution from higher subscription revenue.

The decreases in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three and nine month periods ended September 30, 2022, compared to the corresponding three and nine month periods ended September 30, 2021, were primarily due to higher employee compensation costs.

The decreases in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three and nine month periods ended September 30, 2022, compared to the corresponding three and nine month periods ended September 30, 2021, were primarily due to the mix of subscription revenue as some subscription products have higher margins than others.

Operating expenses

Sales and marketing

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Sales and marketing	$7,684	$4,647	$3,037	65%	$23,702	$15,865	$7,837	49%
Sales and marketing (as % of total revenue)	98%	72%			103%	82%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our sales, marketing, communications, product, operations and customer support personnel;
•	travel and market research costs, and costs associated with marketing and communications programs, such as trade shows, public relations and new product launches;
•	professional services, consulting and outside contractor costs for sales and marketing, communications and product initiatives; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, was primarily due to:

•	EVRYTHNG sales and marketing expenses of $2.1 million post acquisition;
•	severance costs of $1.0 million incurred for organizational changes we made in the third quarter of 2022; and
•	increased compensation costs of $0.2 million reflecting annual compensation adjustments; partially offset by
•	decreased infrastructure and centralized costs of facilities and information technology of $0.2 million.

The increase in sales and marketing expenses for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, was primarily due to:

•	EVRYTHNG sales and marketing expenses of $6.7 million post acquisition;
•	severance costs of $1.0 million incurred for organizational changes we made in the third quarter of 2022;
•	increased compensation costs of $0.8 million reflecting annual compensation adjustments;
•	increased travel and conference costs of $0.4 million; and
•	increased infrastructure and centralized costs of facilities and information technology of $0.3 million; partially offset by
•	severance costs of $1.3 million incurred for organizational changes we made in the second quarter of 2021.

Research, development and engineering

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Research, development and engineering	$7,575	$4,586	$2,989	65%	$19,731	$12,930	$6,801	53%
Research, development and engineering (as % of total revenue)	97%	71%			86%	67%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software and hardware developers, researchers and quality assurance personnel;
•	payments to outside contractors;
•	the purchase of materials and services for product development; and
•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, was primarily due to:

•	increased compensation costs of $1.7 million reflecting higher headcount, including transfers in from other departments, and annual compensation adjustments;
•	EVRYTHNG research, development and engineering expenses of $1.1 million post acquisition; and
•	severance costs of $0.2 million incurred for organizational changes we made in the third quarter of 2022.

The increase in research, development and engineering expenses for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, was primarily due to:

•	increased compensation costs of $3.5 million reflecting higher headcount, including transfers in from other departments, and annual compensation adjustments;
•	EVRYTHNG research, development and engineering expenses of $2.7 million post acquisition;
•	increased infrastructure and centralized costs of facilities and information technology of $0.5 million; and
•	severance costs of $0.2 million incurred for organizational changes we made in the third quarter of 2022.

General and administrative

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
General and administrative	$4,132	$2,943	$1,189	40%	$15,027	$15,611	$(584)	(4)%
General and administrative (as % of total revenue)	53%	46%			65%	80%

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

The increase in general and administrative expenses for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, was primarily due to:

•	EVRYTHNG general and administrative expenses of $0.7 million post acquisition;
•	increased infrastructure and centralized costs of facilities and information technology of $0.3 million;
•	increased facilities costs of $0.2 million reflecting non-cash rent expense on new corporate headquarters; and
•	severance costs of $0.1 million incurred for organizational changes we made in the third quarter of 2022; partially offset by
•	decreased compensation costs of $0.2 million reflecting lower headcount, including transfers out to other departments, partially offset by annual compensation adjustments.

The decrease in general and administrative expenses for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, was primarily due to:

•	costs of $6.2 million associated with the Separation Agreement we entered into with our former chief executive officer in the second quarter of 2021 upon his retirement; and
•	decreased infrastructure and centralized costs of facilities and information technology of $0.8 million; partially offset by
•	EVRYTHNG general and administrative expenses of $2.6 million post acquisition;
•	increased compensation cost of $1.0 million reflecting annual compensation adjustments, partially offset by lower headcount, including transfers out to other departments;
•	increased facilities costs of $0.8 million reflecting non-cash rent expense on new corporate headquarters and office moving costs;
•	increased legal, accounting and tax costs of $0.5 million primarily related to the EVRYTHNG acquisition and financing activities;
•	increased consulting costs of $0.3 million related to acquisition integration and other corporate initiatives;
•	increased insurance costs of $0.2 million related to the EVRYTHNG acquisition;
•	increased operating taxes of $0.2 million reflecting the stamp tax due in the United Kingdom for the EVRYTHNG acquisition; and
•	severance costs of $0.1 million incurred for organizational changes we made in the third quarter of 2022.

Amortization expense on acquired intangible assets

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Amortization expense on acquired intangible assets	$301	$—	$301	> 100%	$964	$—	$964	> 100%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	—%			4%	—%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

Impairment of lease right of use assets and leasehold improvements

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$—	$—	—%	$574	$—	$574	> 100%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	—%	—%			2%	—%

The impairment of lease right of use assets and leasehold improvements relates to our prior corporate headquarters and was triggered upon moving to our new corporate headquarters in March 2022.

Stock-based compensation

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Cost of revenue	$270	$164	$106	65%	$736	$515	$221	43%
Sales and marketing	1,461	369	1,092	296%	3,354	2,359	995	42%
Research, development and engineering	916	401	515	128%	2,066	1,202	864	72%
General and administrative	921	667	254	38%	3,154	6,272	(3,118)	(50)%
Total	$3,568	$1,601	$1,967	123%	$9,310	$10,348	$(1,038)	(10)%

The increase in stock-based compensation expense for the three month period ended September 30, 2022, compared to the corresponding three month period ended September 30, 2021, was primarily due to $1.0 million of stock-based compensation expense from one-time stock awards granted related to the EVRYTHNG acquisition, $0.6 million of non-cash stock-based compensation expense from the acceleration of stock awards associated with organizational changes we made in the third quarter of 2022, and the impact of higher annual stock award grants reflecting higher headcount largely due to the EVRYTHNG acquisition.

The decrease in stock-based compensation expense for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, was primarily due to $4.0 million of non-cash stock-based compensation expense from the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer and $1.0 million from the organizational changes we made in the second quarter of 2021, partially offset by $2.5 million of stock-based compensation expense from one-time stock awards granted related to the EVRYTHNG acquisition, $0.6 million of non-cash stock-based compensation expense from the acceleration of stock awards associated with organizational changes we made in the third quarter of 2022, and the impact of higher annual stock award grants reflecting higher headcount largely due to the EVRYTHNG acquisition.

We anticipate incurring an additional $18,925 in stock-based compensation expense through September 30, 2026, for awards outstanding as of September 30, 2022.

Other income, net

	Three	Three			Nine	Nine
	Months	Months			Months	Months
	Ended	Ended	Dollar	Percent	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Other income, net	$623	$5,092	$(4,469)	(88)%	$1,214	$5,120	$(3,906)	(76)%
Other income, net (as % of total revenue)	8%	79%			5%	26%

The decreases in other income, net for the three and nine month periods ended September 30, 2022, compared to the corresponding three and nine month periods ended September 30, 2021, were primarily due to the $5,094 gain on the forgiveness of our Paycheck Protection Program (“PPP”) loan in September 2021, partially offset by an estimated refundable research and development tax credit to be filed for in the United Kingdom for the 2022 tax year and by higher interest income due to higher interest rates on investments.

Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the nine month periods ended September 30, 2022 and 2021 was 0% and 0%, respectively. Our effective tax rate is significantly lower than our statutory tax rate because we have a full valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of September 30, 2022, was $75,010, an increase of $10,737 from $64,273 as of December 31, 2021.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2022, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a full valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted) for the three and nine month periods ended September 30, 2022 and 2021:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
GAAP gross profit	$4,165	$4,220	$11,506	$12,788
Amortization of acquired intangible assets	1,048	—	3,362	—
Amortization and write-off of other intangible assets	145	145	430	431
Stock-based compensation	270	164	736	515
Non-GAAP gross profit	$5,628	$4,529	$16,034	$13,734
Non-GAAP gross profit margin	72%	71%	70%	71%

GAAP operating expenses	$19,692	$12,176	$59,998	$44,406
Depreciation and write-off of property and equipment	(316)	(334)	(1,036)	(1,051)
Amortization of acquired intangible assets	(301)	—	(964)	—
Amortization and write-off of other intangible assets	(4)	(35)	(63)	(94)
Amortization of lease right of use assets under operating leases	(248)	(124)	(768)	(364)
Stock-based compensation	(3,298)	(1,437)	(8,574)	(9,833)
Impairment of lease right of use assets and leasehold improvements	—	—	(574)	—
Acquisition-related expenses	—	(111)	(447)	(111)
Non-GAAP operating expenses	$15,525	$10,135	$47,572	$32,953

GAAP net loss	$(14,930)	$(2,871)	$(47,350)	$(26,515)
Total adjustments to gross profit	1,463	309	4,528	946
Total adjustments to operating expenses	4,167	2,041	12,426	11,453
Gain on extinguishment of note payable	—	(5,094)	—	(5,094)
Non-GAAP net loss	$(9,300)	$(5,615)	$(30,396)	$(19,210)

GAAP loss per common share (diluted)	$(0.76)	$(0.17)	$(2.51)	$(1.61)
Non-GAAP net loss	$(9,300)	$(5,615)	$(30,396)	$(19,210)
Non-GAAP loss per common share (diluted)	$(0.47)	$(0.34)	$(1.61)	$(1.17)

Non-GAAP gross profit for the three and nine month periods ended September 30, 2022, increased by $1.1 million and $2.3 million, respectively, compared to the three and nine month periods ended September 30, 2021. The increase was primarily due to higher gross profit contribution from higher subscription revenue.

Non-GAAP gross profit margin for the three and nine month periods ended September 30, 2022, compared to the three and nine month periods ended September 30, 2021, changed slightly reflecting differences in the mix of subscription revenue as some subscription products have higher margins than others.

Non-GAAP operating expenses for the three month period ended September 30, 2022, increased by $5.4 million compared to the three month period ended September 30, 2021. The increase includes $3.3 million of EVRYTHNG Non-GAAP operating expenses post acquisition, after excluding the EVRYTHNG portion of the adjustments above for amortization expense on acquired intangible assets of $0.3 million and stock-based compensation of $0.5 million. Excluding the impact of EVRYTHNG, Non-GAAP operating expenses increased $2.0 million primarily due to $0.8 million of cash severance costs incurred for organizational changes we made in the third quarter of 2022 and $0.8 million of higher cash compensation costs due to annual compensation adjustments and higher headcount.

Non-GAAP operating expenses for the nine month period ended September 30, 2022, increased by $14.6 million compared to the corresponding nine month period ended September 30, 2021. The increase includes $10.5 million of EVRYTHNG Non-GAAP operating expenses post acquisition, after excluding the EVRYTHNG portion of the adjustments above for amortization expense on acquired intangible assets of $1.0 million and stock-based compensation of $1.3 million. Excluding the impact of EVRYTHNG, Non-GAAP operating expenses increased $4.0 million primarily reflecting $3.3 million of higher cash compensation costs due to annual compensation adjustments and higher headcount, $0.8 million of cash severance costs incurred for organizational changes we made in the third quarter of 2022, $0.7 million of higher travel and conference costs, $0.5 million of higher legal, accounting and tax costs for financing and other activities, $0.3 million of higher consulting costs, $0.2 million of higher insurance costs and $0.2 million of operating taxes, partially offset by $2.2 million of cash costs associated with the Separation Agreement we entered into with our former chief executive officer and $0.3 million of cash severance costs incurred for organizational changes we made in the second quarter of 2021.

Liquidity and Capital Resources

	September 30,	December 31,
	2022	2021
Working capital	$57,502	$36,295
Current ratio (1)	5.4:1	5.7:1
Cash, cash equivalents and short-term marketable securities	$56,357	$33,326
Long-term marketable securities	$—	$8,292
Total cash, cash equivalents and marketable securities	$56,357	$41,618

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $14.7 million increase in cash, cash equivalents and marketable securities at September 30, 2022, from December 31, 2021, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by
•	cash used in operations;
•	net cash paid for the acquisition of EVRYTHNG;
•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and
•	purchases of property and equipment and capitalized patent costs.

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

Operating Cash Flow

The components of cash flows used in operating activities were:

	Nine	Nine
	Months	Months
	Ended	Ended	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Net loss	$(47,350)	$(26,515)	$20,835	79%
Non-cash items	16,507	7,861	(8,646)	(110)%
Changes in operating assets and liabilities	(6,045)	191	6,236	3265%
Net cash used in operating activities	$(36,888)	$(18,463)	$18,425	100%

Cash flows used in operating activities for the nine month period ended September 30, 2022, increased by $18,425, compared to the corresponding nine month period ended September 30, 2021, primarily as a result of a larger net loss and changes in operating assets and liabilities, partially offset by an increase in non-cash items included in net loss. Changes in operating assets and liabilities primarily reflects changes in the timing and amounts of vendor payments reflected in other current assets and accounts payable. Non-cash items increased primarily due to the gain on forgiveness of our PPP loan in 2021, higher amortization of acquired intangible assets, and the impairment on lease right of use assets and leasehold improvements, partially offset by lower stock-based compensation.

Cash flows provided by investing activities for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, decreased by $21,894, from $28,820 to $6,926, primarily as a result of lower net maturities of marketable securities and $3,512 of net cash paid for the acquisition of EVRYTHNG.

Cash flows from financing activities for the nine month period ended September 30, 2022, compared to the corresponding nine month period ended September 30, 2021, improved by $61,526, from $4,898 of cash used to $56,628 of cash provided, primarily as a result of the net proceeds of $58,220 from the registered direct offering in April 2022 and lower repurchases of shares of common stock in satisfaction of required withholding tax liability on employee stock awards.

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

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any shares under this Equity Distribution Agreement during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, $6,932 remains available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of September 30, 2022, $39,617 remains available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of EVRYTHNG on January 3, 2022. We are working to integrate EVRYTHNG into our internal control over financial reporting, and management’s evaluation of the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2021 Annual Report. The risks and uncertainties described in our 2021 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2022, there have been no material changes to the risk factors previously disclosed in our 2021 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2022:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2022 to July 30, 2022	—	$—	—	$—
Month 2
August 1, 2022 to August 31, 2022	28,222	$19.63	—	$—
Month 3
September 1, 2022 to September 30, 2022	24,893	$13.55	—	$—
Total	53,115	$16.78	—	$—

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

Date: November 3, 2022	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)