Form 10-K
period 2022-12-31
Digimarc CORP
filed 2023-03-02
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2022), was approximately $224 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 23, 2023, 20,269,982 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2023 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Auditor Name: KPMG, LLP	Auditor Location: Portland, Oregon	Auditor Firm ID: 185

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited, a wholly owned subsidiary of Digimarc.

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

Overview

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a global leader in product digitization, delivering business value across industries through unique identities and cloud-based solutions. Digimarc’s technology highlights a product’s journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate Platform is a distinctive software as a service that combines Digimarc’s digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using Digimarc's unique digital watermarks, QR codes, and/or other digital tags, products can connect with the web and interact with consumers and digital devices. Interactions are powered by the product cloud, where data and instructions are provided based on context, and which captures a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All of the Company’s products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•	Digimarc Validate protects product authenticity to ensure real products are in the right place. Digimarc's technology delivers exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct, digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Digimarc's technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging through unique digital watermarks. Digimarc's technology activates products and packaging with unique digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct, digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

Our technologies provide a powerful security element (the ability to apply a unique code in any media object), which gave rise to our long-term relationship with a consortium of central banks (“the Central Banks”). That relationship, centered on the counterfeit deterrence of banknotes, was the first commercially successful large-scale use of our technologies.

In January 2022, Digimarc announced the successful completion of its acquisition of EVRYTHNG, a market leader and pioneer in product cloud technology, linking every product item to a digital identity on the web and joining-up product data across the value chain for visibility, validation, real time intelligence and connection with people. Combining Digimarc’s and EVRYTHNG’s capabilities makes it possible to gather and apply traceability data from across the product lifecycle, unlocking end-to-end visibility and authenticity through item-level, real-time intelligence and analytics.

In March 2022, Digimarc and AIM – European Brands Association announced the completion of a semi-industrial trial of Digimarc digital watermarks as part of the Digital Watermarks Initiative HolyGrail 2.0. With an average detection rate of 99%, results demonstrated that Digimarc’s technology performs exceptionally well across all tested categories of plastic packaging material in conditions that represent routine industrial operations and maintains performance in harsher conditions.

In June 2022, Digimarc and Sealed Air (“SEE”), a global leader in digital printing and packaging, announced a partnership to bring product digitization at scale to markets like food proteins, eCommerce fulfillment, industrials, and consumer goods through smart packaging. The partnership provides the industry with a complete end-to-end smart packaging solution by combining Digimarc’s leading product digitization platform with prismiq™, SEE’s innovative digital packaging brand with a portfolio of solutions for design services, digital printing, and smart packaging.

In June 2022, Digimarc and the Circular Plastics Taskforce (“CPT”), an industry collaboration promoting the implementation of a circular economy for post-consumer plastics in Quebec and Canada, announced a partnership to test Digimarc Recycle for optimizing the sortation of flexible plastic packaging in Canada, a first in North America.

In October 2022, the results of the first part of the project with CPT were announced, confirming the effectiveness of Digimarc Recycle in improving recycling sortation. With a 99% accuracy of detection and sorting for films and flexibles, CPT concluded that Digimarc technology sorts films and flexibles accurately and efficiently on a SKU-level (deterministic) basis. Starting in 2023, CPT aims to implement the technology in facilities to enable the separation of flexibles by attributes, allowing the creation of new end-markets.

In December 2022, Digimarc announced an additional multi-year agreement with Walmart to help further optimize store operations. The agreement covers an expanded deployment of Digimarc Illuminate Platform capabilities beyond the scope of the existing agreement between the two companies.

In December 2022, Digimarc also announced a five-year extension of its agreement with the Central Banks. The agreement was renewed two years early and is effective through December 31, 2029. Digimarc has been a key, long-term partner in the central banks’ worldwide effort to deter counterfeiting of currency and a major contributor to the program’s success.

Integrated Environmental, Social and Governance Strategy

Digimarc is committed to becoming a leader in the Environmental, Social and Governance space (“ESG”). ESG is an integral element of Digimarc's strategy, covering the three key areas of our organization’s impacts on the world around us (impacts on the economy, environment, and people), as well as environmental, social, and governance risks or opportunities that have an impact on Digimarc (enterprise value creation). This supports our ability to create value sustainably.

We proactively manage our ESG impacts across People, Product, and Planet, the three pillars of Digimarc’s ESG Framework. In addition, our responsible management of Governance topics forms the foundation for this Framework.

In 2021, Digimarc started investing in ESG as an integrated element of its strategy and operations by forming an internal ESG team. A materiality assessment was performed by the ESG team that identified Digimarc’s material ESG impacts, based on a stakeholder mapping and the globally recognized standards published by the Sustainability Accounting Standards Board (“SASB”).

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

Management of material ESG impacts across People, Product, and Planet is integrated throughout our organization. Accountability and responsibility for impacts lies with functional leads and relevant subject-matter experts, who act as Impact Owners and Impact Managers, respectively. This approach allows effective incorporation of ESG considerations into our strategic decisions, policies, and processes. The ESG team plays a coordinating role, supporting Impact Owners and Impact Managers and reporting on progress to stakeholders.

In April 2022, Digimarc published its inaugural ESG Impact Report, aligned with industry standards, such as those published by SASB and the Task Force on Climate-related Financial Disclosures (“TCFD”). Throughout the year, Digimarc’s Impact Owners, Impact Managers, and the ESG team worked together to collect data, implement policies, and improve practices related to People, Product, Planet, and Governance.

More information on our commitment to ESG, including our ESG Impact Report, can be found at http://www.digimarc.com/company/impact. The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.

Customers and Business Partners

We generate revenue through two primary markets: government and commercial. Government includes the Central Banks and other government customers. Commercial includes retailers, consumer brands, their suppliers and related solution providers, as well as media, entertainment, and other customers.

We derive our revenue primarily from subscriptions for our software products and software development services. Subscriptions for our software products are generally sold to retailers, consumer brands, their suppliers and related solution providers. Software development services are generally provided to the Central Banks. During 2022, we generated 46% of our revenue under the long-term contract with the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency for over 24 years. In December 2022, the 5-year extension option included in our contract with the Central Banks was exercised two years early. The contract now runs through December 31, 2029.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 950 U.S. and foreign patents granted and applications pending as of December 31, 2022. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Markets

Our patented technologies are used in various automatic identification products and solutions supporting a variety of media objects, from consumer goods to movies and music, digital images, and banknotes. Each media object enabled by our technology creates the potential for several applications, such as:

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

Competition

No single competitor or small number of competitors dominate our market. Our competitors vary depending on the application of our products and services. We generally compete with non-digital watermarking technologies. These alternatives include, among other things, encryption-based security systems and technologies and solutions based on fingerprinting, pattern recognition, and traditional barcodes. Our competitive position in digital watermarking applications is strong because of our large, high-quality, sophisticated patent portfolio and our substantial and growing amount of intellectual property in related innovations for the automatic identification of physical and digital media objects that span basic technologies, applications, system designs and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well-regarded by our customers and partners, and not available to our competitors without a license. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. We anticipate that our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2022, will generate a minimum of $44 million in future revenue, compared to $29 million as of December 31, 2021. The increase is largely related to the structure of our contract with the Central Banks, the addition of backlog from EVRYTHNG post acquisition, and new commercial contracts signed during the year. We expect approximately $24 million of the $44 million to be recognized as revenue during 2023.

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

Human Capital Resources and Management

Employees and Labor Relations

At December 31, 2022, we had 277 full-time employees, including 101 in sales, marketing, product, operations and customer support; 133 in research, development and engineering; and 43 in finance, administration, information technology, intellectual property and legal.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. Voluntary employee turnover was 14% and 9% for the years ended December 31, 2022, and 2021, respectively. The increase in voluntary employee turnover was largely driven by a more competitive labor market.

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

Digimarc follows a Purposeful Working approach which enables teams to determine the right balance of working between home and office locations, taking into consideration both the company and departmental needs, and those of our staff.

Diversity, Equity and Inclusion

We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, backgrounds and viewpoints of our employees. We are committed to innovation and representing diversity in a myriad of ways, including race, color, national origin, ethnicity, gender, gender identity, sexual orientation, marital status, familial status, age, religion, expunged juvenile record, military or veteran status, physical or mental disability, and/or any other characteristic protected by law.  This applies to decisions involving talent acquisition, hiring, job placement, transfer, promotion, compensation, benefits, training and company-sponsored programs. We believe that diversity is a competitive asset. We believe that diversity in our teams leads to new ideas, helps us solve problems and allows us to better connect with our global customer base.

We have taken specific actions to continue to foster DEI in our culture, including transparency that we believe will lead to greater inclusion and innovation. Actions we have taken to promote DEI include the adoption of the Digimarc Methodology for organizational health, all-employee meetings, employee resource groups, flexible work policies, diverse recruiting partners and fireside chats with our Chief Executive Officer. Additionally, we have implemented learning resources, like unconscious bias in interviewing, DEI training and workplace harassment training to support the acquisition of the skills and behaviors expected from our employees. Digimarc provides reasonable accommodation for qualified individuals with disabilities, for employee’s religious practices or needs, and for pregnancy-related needs.

In 2021, we identified DEI specifically, and human capital management more broadly, as one of our most material ESG impacts under the People pillar of our ESG Framework. To further structure our approach to DEI, we assigned accountability and responsibility for this topic at various levels of our Human Resources organization, in line with our integrated ESG approach. Our Board of Directors also plays an important role in our DEI efforts. The Governance, Nominating, and Sustainability Committee oversees the Company’s ESG efforts and works closely with the Compensation and Talent Management Committee which oversees human capital management and DEI programs.

Compensation and Benefits

Our compensation program is designed to support, reinforce, and align our values, DEI initiatives, business strategy, and operational and financial goals of profitable growth and appreciation of our company’s value in the public equity markets.

Digimarc’s compensation program is designed to pay all our employees fairly for their performance and contributions. We do this by balancing a wide variety of important internal and external factors aligned to our company culture and values. Compensation and benefits are reviewed against the market annually, at a minimum.

We strive to provide a base salary and restricted stock units that are competitive with the market and compensate above market for outstanding performance. The Company uses restricted stock units to incentivize employees that contribute to the strategic goals of the company and drive company value. Performance stock units are used with our executive management team and are awarded based upon delivering established financial and strategic goals. Equity incentive compensation promotes a sense of ownership and reinforces our philosophy that all employees are valued shareholders in the long-term success of the business. In alignment with our company culture, we strive to communicate openly about the objectives of the company and the design of the compensation program. The compensation process is intended to be fair so that all employees and managers understand the goals and the outcomes of the process.

Digimarc recognizes a fair compensation program is a key component of diversity, equity, and inclusion. We are committed to administering the compensation program in a manner that is transparent, consistent, and free of discrimination. We post salary ranges for new positions and do not ask for the previous salary history of our candidates. We promote internal mobility and commit to transparency in how we level and promote our employees.

At Digimarc, we believe that employees require time to balance the many needs of their life, both at work and outside of work. Our policies for Paid Time Off (“PTO”) are designed to provide employees with time off for vacation, sick days, or other personal reasons. Full time employees at the exempt level in the U.S. are eligible for the Self-Managed PTO program. Non-exempt and part-time U.S. employees are eligible for the Granted PTO program. Under the Self-Managed PTO program, exempt employees are not subject to a specific limit on the amount of time off.

We support our communities by providing focused outreach and support through our community outreach matching program, which matches donations made by our employees to their charities of choice.

Learning and Development

We invest resources to develop the talent needed to remain at the forefront of innovation. We have a performance management system to support continuous learning and development. Through frequent anonymous surveys, employees can voice their perceptions of the Company and their work experience, including learning and development opportunities. We have strong participation in our surveys and engage our managers to respond to areas that employees have identified as needing improvement or given low scores.

We support training and development programs for our employees through tuition reimbursement, online training programs such as Digimarc University, LinkedIn Learning, conferences, seminars, on-the-job training, and skill certifications. We also encourage and foster onsite training programs and mentoring.

Health, Safety and Wellness

We are committed to a safe and drug-free workplace. We continually invest in programs designed to improve physical, mental, and social well-being. We provide access to a variety of innovative, flexible, and convenient health and wellness programs, for our employees and their families. We offer a wellness program through Regence Empower that currently has a 45% participation rate, which is an increase of 10% over the prior year.

Governance and Oversight

The executive management team is entrusted with developing and advancing our key human capital strategy, which is reviewed with the Board of Directors. The Chief People Officer is charged with developing and stewarding this strategy on a company-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership capabilities, performance management and total rewards. DEI are key to successfully achieving business and organizational objectives. Key processes include ongoing performance and development feedback, diversity, equity and inclusion reviews, and periodic engagement surveys that are reviewed by management and the Board of Directors. All employees have access to resources on topics regarding integrity, our code of conduct, diversity, compliance, and workplace harassment. Employees are encouraged to address any concerns through multiple channels, including anonymously whenever possible, without fear of retaliation or retribution.

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

While the Company’s business in the government market remains relatively strong and predictable, our primary source of revenue growth—the commercial market—is subject to the market forces and adoption curves common to other disruptive technologies. The commercial market is in its early stages of development. If widespread adoption of Digimarc technology in the commercial market takes longer than anticipated, we will continue to experience operating losses.

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

Our business has long relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners supporting Digimarc technology in the commercial market. We have entered into agreements with numerous partners to propagate and support our technology, including brand deployment and pre-media service providers and consumer packaging solutions companies, all of which offer Digimarc digital watermarking services to consumer brands companies. We have also entered into agreements with numerous scanner manufacturers to enable their devices to read Digimarc watermarks. We provide no assurance that these collaborations will successfully generate revenue for our business.

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

(3) If leading companies in the consumer brands industries downplay, minimize or reject the use of our technology, our product deployment may be slowed, and we may be unable to achieve profitable operations.

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

We derive a significant portion of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters, or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, the markets in which we or our partners participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in revenues forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue recognized in any given quarter or year, resulting in reduced and less predictable revenue, adversely affecting profitability.

We are expanding into new markets, which involve inherent risk and unpredictability. With our acquisition of EVRYTHNG and its Product Cloud offering, we are expanding into applications of the product cloud in conjunction with Digimarc watermarks and other data carriers. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in fields conventionally using digital watermarking. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned for these other opportunities. Accordingly, it may be difficult for us to achieve success in other technologies we might pursue.

(6) A small number of customers account for a substantial portion of our revenue, and the loss of any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 72% of our revenue for the year ended December 31, 2022.

Nearly half of our revenue came from our contract with the Central Banks in 2022. That contract was recently extended and now expires at the end of 2029. The customer contracts we enter into may contain termination for convenience provisions. If we were to lose any such contract for any reason, or if our relationship with these customers or the Central Banks were materially modified, our financial results would be adversely affected.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results.

(7) The market for our products is highly competitive, and alternative technologies or larger companies that compete with us may be more successful than us in gaining market share, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies, including some of our customers, partners, and licensees. We also may face competition from unexpected sources.

Alternative technologies that may directly or indirectly compete with our products include:

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

•	Internet of Things (IoT) and track-and-trace service providers; and

•	Object sorting technologies such as chemical tracers, taggants, Near Infrared sorters, dot or matrix codes, including systems leveraging combinations of these methods and machine learning.

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

We believe that revenue from sales of products and services to commercial customers outside the U.S. could represent a growing percentage of our total revenue in the future. Digimarc technology is not bounded geographically, and we believe our technology will be deployed globally. As such, certain contracts may be made and performed, in whole or in part, outside of the United States. Additionally, with the acquisition of EVRYTHNG, our workforce expanded significantly into the United Kingdom and other European countries.

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

(9) We depend on our key employees for our future success. If we are not able to retain, hire, or integrate these employees, we may not be able to meet our commitments.

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, and legal, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate, and retain new personnel in the future. It may not be practical for us to match the compensation some of our employees could be offered by other employers. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ or decline employment offers. Increasingly, prospective and current employees hold certain expectations of their employer related to DEI, community involvement, and other material ESG topics. Insufficient or slow progress on emerging ESG considerations may negatively affect our ability to attract, retain, and integrate key employees. Moreover, our business is based in large part on unique and sophisticated technology. New employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining, and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, these clauses are becoming increasingly disfavored by policymakers, and we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally. If these clauses were not fully enforced, our employees could join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial position, results of operations, or cash flows.

(10) We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our shareholders, increase expenses, disrupt our operations and harm our operating results.

We acquired EVRYTHNG in January 2022, and we may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our current product and service offerings, enhance our technical capabilities, expand our operations into new markets, or otherwise offer growth opportunities. The pursuit of potential acquisitions or other strategic transactions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions or strategic transactions, whether or not they are completed.

There are inherent risks in integrating and managing acquisitions. We may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the need to implement additional controls, procedures and policies;

•	entry into geographic markets in which we have little or no prior experience, and challenges caused by distance, language, and cultural differences;

•	differences in foreign labor and employment laws, including classification of employees and contractors;

•	disruption of our ongoing business;

•	the potential loss of key employees; and

•	use of substantial portions of our available cash to complete the acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position. In addition, if an acquired business fails to meet our expectations, our operating results and business and financial condition may suffer.

(11) If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new revenue or sustain existing revenue.

Our revenues result from a combination of subscriptions for software products and software development services. We have not fully developed our revenue models for some applications in the commercial market. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time, or that the marketing for these products and services will be effective.

(12) An unfavorable assessment of digital watermarking technology by members of the HolyGrail 2.0 initiative could discourage adoption of our technology.

In September 2020, AIM – European Brands Association, in conjunction with over 85 companies and organizations including many of Europe’s largest consumer brands companies, launched the HolyGrail 2.0 initiative. The purpose of the initiative is to assess whether digital watermarking technology can improve waste sorting and recycling rates for product packaging in the European Union. Digimarc is a technology provider for this ongoing assessment.

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

(13) The technological viability and economic attractiveness of competing technologies could cause the consumer-packaged goods industry and related industries to adopt a technology other than digital watermarking to support its waste sortation and recycling initiatives.

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

(14) COVID-19 Pandemic

The continuation of the coronavirus 2019 (“COVID-19”) pandemic around the world, and particularly in the United States and Europe, presents significant risks to the Company, not all of which we are able to fully evaluate or foresee. Some of the effects that could directly or indirectly result from the COVID-19 pandemic include, without limitation, possible impacts on the health of the Company’s management and employees, impairment of the Company’s administrative, research, and development operations, disruption in supplier and customer relationships, changes in demand for our technology and services, and the collectability of accounts receivable. Some of our projects with commercial customers and partners have been delayed as a result of the COVID-19 pandemic, thereby potentially affecting our ability to fund our business through near-term revenue growth. The scope and nature of these impacts, most of which are beyond our control, continue to evolve and the outcomes remain uncertain.

These short-term effects may change over the long-term depending on the duration and severity of the COVID-19 pandemic, the length of time before normal economic and operating conditions resume, the additional governmental actions that may be taken, the extensions of social restrictions that have been imposed to date, and many other factors that can vary materially by geography. Due to the above circumstances, the Company’s results of operations for the year ended December 31, 2022, are not necessarily indicative of the results to be expected for subsequent years.

RISKS RELATED TO INFORMATION SECURITY

(15) The security systems used in our business and our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(16) We may experience outages and disruptions of our infrastructure that may harm our business, prospects, financial condition and results of operations.

We may be subject to outages or disruptions of our infrastructure, including information technology system failures and network disruptions. We use third-party cloud service providers, which are also susceptible to outages and disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

(17) Data breaches and cyber-attacks or cyber-fraud could compromise our intellectual property or other sensitive information or result in losses.

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

RISKS RELATED TO FINANCIAL REPORTING

(18) Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States (“U.S. GAAP”). These accounting principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules, or guidance relating to interpretation and adoption of these rules, could have a significant effect on our financial results and could affect portions of our business differently.

(19) We were not profitable in 2022 or 2021 and may not be able to become profitable in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets or record valuation allowances against our deferred tax assets.

We incurred net losses in 2022 and 2021 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

Becoming profitable in the future will depend upon a variety of factors, including our ability to maintain and obtain more significant partnerships like we have with the Central Banks and Walmart, and to acquire new commercial customers. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins, and profitability.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2022, and 2021 and concluded there was no impairment for either period. We do not guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the value of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. In 2014, we recorded a full valuation allowance against our deferred tax assets largely due to the cumulative loss we had incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2022, and 2021, we determined a valuation allowance was still appropriate given continued losses. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized.

(20) We may be adversely affected by variability of contracted arrangements.

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

(21) (a) We may not be able to adequately secure patent or other protection for our technologies.

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

Patents have finite lives, and our ability to continue to rely on our patents as a barrier to entry is limited to the term of the patents. Our earliest patents began expiring in July 2012, and the patents in our portfolio expire at various times between 2023 and 2040. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year.

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

(22) We are periodically involved in litigation in the ordinary course of business, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

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

(23) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and performance requirements.

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

RISKS RELATED TO OUR CAPITAL STOCK

(24) Our corporate governance documents and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

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

GENERAL RISK FACTORS

(26) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(27) We may need to hire additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

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

(28) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

ITEM 1B:         UNRESOLVED STAFF COMMENTS

None.

ITEM 2:         PROPERTIES

In February 2022, we entered into a sublease agreement and lease extension agreement on a new facility in Beaverton, Oregon in order to move our principal corporate offices. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030. The remaining rent payments as of December 31, 2022 were $8.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining term of our existing corporate office lease.

We continue to lease our former principal corporate office space, which is approximately 47,000 square feet in size and also located in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of this office space to extend the lease term through March 2024. The remaining rent payments as of December 31, 2022 were $1.1 million plus operating expenses, payable in monthly installments.

We continue to lease office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023. The remaining rent payments as of December 31, 2022 were $0.1 million plus operating expenses, payable in quarterly installments.

We believe that our existing facilities are suitable and adequate for our current and foreseeable future needs. The new corporate office space will provide more collaborative working space and additional room for growth. We are marketing our previous corporate office space for sublease. See Note 12 of our Notes to Consolidated Financial Statements for further lease-related disclosures.

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

At February 23, 2023, we had 289 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of record holders.

We withhold (purchase) shares of common stock in connection with stock option exercises and the vesting of restricted shares, restricted stock units and performance restricted stock units, to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2022:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2022 to October 31, 2022	—	$—	—	$—
Month 2
November 1, 2022 to November 30, 2022	18,973	$24.08	—	$—
Month 3
December 1, 2022 to December 31, 2022	169	$18.27	—	$—
Total	19,142	$24.03	—	$—

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

Overview

Digimarc Corporation is a global leader in product digitization, delivering business value across industries through unique identities and cloud-based solutions. Our technology highlights a product’s journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate Platform is a distinctive software as a service that combines Digimarc’s digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using our unique digital watermarks, QR codes, and/or other digital tags, products can connect with the web and interact with consumers and digital devices. Interactions are powered by our product cloud, where we provide data and instructions based on context, and which captures a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All our products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

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

Digimarc has also maintained a relationship with a consortium of central banks (the “Central Banks”) for over 24 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 950 U.S. and foreign patents granted and applications pending as of December 31, 2022. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

On January 3, 2022, we completed the acquisition of EVRYTHNG. The EVRYTHNG Product Cloud allows the combined company to now offer a complete automatic identification solution to existing and prospective customers. The aggregate initial consideration for the acquisition was 772 thousand shares of common stock of the Company and warrants to purchase 231 thousand shares of common stock of the Company at the closing. We also paid $4.0 million of closing costs on behalf of the EVRYTHNG sellers. In August 2022, we issued an additional 22 thousand shares of common stock of the Company to EVRYTHNG sellers as a post-closing adjustment to the initial consideration, consisting primarily of shares that were previously held back for such adjustments. In January 2023, we issued an additional 10 thousand shares of common stock of the Company to EVRYTHNG sellers for shares previously held back to cover any indemnification obligations identified by the Company post-acquisition. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period.

COVID-19 Pandemic

The coronavirus 2019 (“COVID-19”) pandemic continues to pose significant risks to our business. The ongoing public health actions attempting to reduce the spread of COVID-19 created and may continue to create significant disruptions to consumer demand, customer and supplier relationships, sales and support processes, and general economic conditions. Accordingly, our management continuously evaluates our business operations, communicates with and monitors the actions of our customers and partners, and reviews our near-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic. Some of our projects with commercial customers and partners have been delayed as a result of the COVID-19 pandemic. Delays in these projects have affected the timing of closing new business.

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

Business Combinations:

We allocate purchase price consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of our stock on the date the acquisition closed. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require us to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, the cost to develop acquired technology, useful lives, discount rates, and customer attrition rate.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

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

We derive our revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

Results of Operations—the Years Ended December 31, 2022 and December 31, 2021

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenue:
Service	$14,978	$15,006
Subscription	15,219	11,514
Total revenue	30,197	26,520
Cost of revenue:
Service	6,557	6,299
Subscription	3,878	2,478
Amortization expense on acquired intangible assets	4,439	—
Total cost of revenue	14,874	8,777
Gross profit	15,323	17,743
Operating expenses:
Sales and marketing	29,718	20,433
Research, development and engineering	26,490	17,542
General and administrative	18,945	19,634
Amortization expense on acquired intangible assets	1,064	—
Impairment of lease right of use assets and leasehold improvements	915	—
Total operating expenses	77,132	57,609
Operating loss	(61,809)	(39,866)
Other income:
Gain on extinguishment of note payable	—	5,094
Refundable tax credit	1,260	—
Other income	848	29
Other income, net	2,108	5,123
Loss before income taxes	(59,701)	(34,743)
Provision for income taxes	(97)	(16)
Net loss	$(59,798)	$(34,759)

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Percentages are percent of total revenue
Revenue:
Service	50%	57%
Subscription	50	43
Total revenue	100	100
Cost of revenue:
Service (1)	22	24
Subscription (1)	13	9
Amortization expense on acquired intangible assets	15	—
Total cost of revenue	49	33
Gross profit	51	67
Operating expenses:
Sales and marketing	98	77
Research, development and engineering	88	66
General and administrative	63	74
Amortization expense on acquired intangible assets	4	—
Impairment of lease right of use assets and leasehold improvements	3	—
Total operating expenses	255	217
Operating loss	(205)	(150)
Other income:
Gain on extinguishment of note payable	—	19
Refundable tax credit	4	—
Other income	3	—
Other income, net	7	19
Loss before income taxes	(198)	(131)
Provision for income taxes	(—)	(—)
Net loss	(198%)	(131)%
(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

Summary

Total revenue increased $3.7 million, or 14%, to $30.2 million, primarily reflecting the contribution of subscription and service revenue post acquisition from EVRYTHNG and $2.6 million of subscription revenue from new commercial contracts, partially offset by $1.5 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product, $1.0 million of lower subscription revenue from the sale of 10 non-core patents in 2021, $0.5 million of lower service revenue due to the timing of HolyGrail 2.0 recycling projects, and $0.4 million of upfront subscription revenue on a two-year contract signed in 2021.

Total operating expenses increased $19.5 million, or 34%, to $77.1 million, primarily reflecting $15.8 million of EVRYTHNG operating expenses post acquisition, $6.6 million of higher compensation costs due to annual compensation adjustments and higher headcount, of which included $2.3 million of higher stock-based compensation expense, $1.4 million of severance costs incurred for organizational changes we made in the third quarter of 2022, $0.9 million of higher lease asset amortization and moving costs, $0.9 million related to a non-cash impairment charge to write-down our lease right of use assets and leasehold improvements, and $0.8 million of higher travel and conference costs, partially offset by $6.2 million of costs recognized in the second quarter of 2021 associated with the Separation Agreement we entered into with our former chief executive officer and $1.3 million of severance costs incurred for organizational changes we made in the second quarter of 2021.

Revenue

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue:
Service	$14,978	$15,006	$(28)	(0)%
Subscription	15,219	11,514	3,705	32%
Total	$30,197	$26,520	$3,677	14%
Revenue (as % of total revenue):
Service	50%	57%
Subscription	50%	43%
Total	100%	100%

Service. Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of service revenue, has a contract term through December 31, 2029. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

There was no change in service revenue, primarily due to the contribution of service revenue post acquisition from EVRYTHNG offsetting $0.5 million of lower service revenue due to the timing of HolyGrail 2.0 recycling projects and less service revenue from program work with the Central Banks.

Subscription. Subscription revenue consists primarily of revenue earned from the sale of software products and, to a lesser extent, the licensing or sale of intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The increase in subscription revenue was primarily due to the contribution of subscription revenue post acquisition from EVRYTHNG and $2.6 million of subscription revenue from new commercial contracts, partially offset by $1.5 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product, $1.0 million of lower subscription revenue from the sale of 10 non-core patents in 2021, and $0.4 million of upfront subscription revenue on a two-year contract signed in 2021.

Revenue by geography

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Revenue by geography:
Domestic	$10,029	$6,675	$3,354	50%
International	20,168	19,845	323	2%
Total	$30,197	$26,520	$3,677	14%
Revenue (as % of total revenue):
Domestic	33%	25%
International	67%	75%
Total	100%	100%

Domestic. The increase in domestic revenue was due to the contribution of domestic revenue post acquisition from EVRYTHNG and $2.1 million of domestic revenue from new commercial contracts, partially offset by $1.1 million of lower domestic revenue as a result of sunsetting our Piracy Intelligence product.

International. The increase in international revenue primarily reflects the contribution of international revenue post acquisition from EVRYTHNG and $0.5 million of international revenue from new commercial contracts, partially offset by $1.0 million of lower subscription revenue from the sale of 10 non-core patents in 2021, $0.5 million of lower service revenue due to the timing of HolyGrail 2.0 recycling projects, $0.4 million of upfront subscription revenue on a two-year contract signed in 2021, and $0.4 million as a result of sunsetting our Piracy Intelligence product.

Revenue by market

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Government:
Service	$12,922	$13,198	$(276)	(2)%
Subscription	1,387	1,200	187	16%
Total Government	$14,309	$14,398	$(89)	(1)%
Commercial:
Service	$2,056	$1,808	$248	14%
Subscription	13,832	10,314	3,518	34%
Total Commercial	$15,888	$12,122	$3,766	31%
Total	$30,197	$26,520	$3,677	14%

Government. The decrease in government revenue reflects less program work with the Central Banks, partially offset by a $0.2 million one-time license fee payment from a government supplier in 2022.

Commercial. The increase in commercial revenue was primarily due to the contribution of subscription and service revenue post acquisition from EVRYTHNG and $2.6 million of subscription revenue from new commercial contracts, partially offset by $1.5 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product, $1.0 million of lower subscription revenue from the sale of 10 non-core patents in 2021, $0.5 million of lower service revenue due to the timing of HolyGrail 2.0 recycling projects, and $0.4 million of upfront subscription revenue on a two-year contract signed in 2021.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of our software developers and quality assurance personnel when software subscription products require significant configuration and integration;

•	cost of outside contractors that provide operational support for our subscription products;

•	internet cloud hosting costs and image search data fees to support our subscription products;

•	license fees paid to technology solution providers when we sell a combined solution; and

•	amortization of capitalized patent costs and patent maintenance fees.

Amortization expense on acquired intangible assets. Amortization expense includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Gross Profit:
Service (1)	$8,421	$8,707	$(286)	(3)%
Subscription (1)	11,341	9,036	2,305	26%
Amortization expense on acquired intangible assets	(4,439)	—	(4,439)	(100%)
Total	$15,323	$17,743	$(2,420)	(14)%
Gross Profit Margin:
Total	51%	67%
Service (1)	56%	58%
Subscription (1)	75%	78%

(1)	Gross Profit and Gross Profit Margin for Service and Subscription excludes amortization expense on acquired intangible assets.

The decrease in total gross profit was primarily due to $4.4 million of amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition and $0.3 million lower service gross profit due to higher costs, partially offset by the $2.3 million of gross profit contribution from higher subscription revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, was primarily due to higher employee compensation costs.

The decrease in subscription gross profit margin, excluding amortization expense on acquired intangible assets, was primarily due to the mix of subscription revenue as some subscription products have higher or lower margins than others.

Operating expenses

Sales and marketing

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Sales and marketing	$29,718	$20,433	$9,285	45%
Sales and marketing (as % of total revenue)	98%	77%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in sales and marketing expenses was primarily due to:

•	EVRYTHNG sales and marketing expenses of $8.4 million post acquisition;

•	severance costs of $1.0 million incurred for organizational changes we made in the third quarter of 2022;

•	increased compensation costs of $0.9 million reflecting annual compensation adjustments, of which included $0.5 million of stock compensation expense; and

•	increased travel and conference costs of $0.7 million; partially offset by

•	severance costs of $1.3 million incurred for organizational changes we made in the second quarter of 2021; and

•	lower recruiting costs of $0.3 million.

Research, development and engineering

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Research, development and engineering	$26,490	$17,542	$8,948	51%
Research, development and engineering (as % of total revenue)	88%	66%

Research, development and engineering expenses arise primarily from three areas that support our business model: fundamental research, platform development and product development.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of stock-based compensation and related costs of software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services used in product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses was primarily due to:

•

increased compensation costs of $5.0 million reflecting higher headcount, including transfers in from other departments, and annual compensation adjustments, of which included $0.8 million of stock compensation expense;

•	EVRYTHNG research, development and engineering expenses of $3.2 million post acquisition;

•	increased infrastructure and centralized costs of facilities and information technology of $0.3 million; and

•	severance costs of $0.3 million incurred for organizational changes we made in the third quarter of 2022.

General and administrative

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative	$18,945	$19,634	$(689)	(4)%
General and administrative (as % of total revenue)	63%	74%

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

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of stock-based compensation and related costs of general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources functions;

•	costs associated with being a public company; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in general and administrative expenses was primarily due to:

•	costs of $6.2 million associated with the Separation Agreement we entered into with our former chief executive officer in the second quarter of 2021 upon his retirement;

•	decreased legal, accounting and tax costs of $0.4 million primarily related to the EVRYTHNG due diligence and acquisition; and

•	decreased infrastructure and centralized costs of facilities and information technology of $0.3 million; partially offset by

•	EVRYTHNG general and administrative expenses of $3.1 million post acquisition;

•	increased facilities costs of $1.0 million reflecting non-cash rent expense for our new corporate headquarters and office moving costs;

•

increased compensation cost of $0.7 million reflecting annual compensation adjustments, partially offset by lower headcount, including transfers out to other departments, of which included $1.0 million of stock compensation expense;

•	increased costs capitalized to patents of $0.4 million;

•	increased operating taxes of $0.3 million largely reflecting the stamp tax due in the United Kingdom for the EVRYTHNG acquisition;

•	increased consulting costs of $0.2 million related to acquisition integration and other corporate initiatives;

•	increased insurance costs of $0.2 million related to the EVRYTHNG acquisition; and

•	severance costs of $0.1 million incurred for organizational changes we made in the third quarter of 2022.

Amortization expense on acquired intangible assets

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Amortization expense on acquired intangible assets	$1,064	$—	$1,064	> 100%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	—%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

Impairment of lease right of use assets and leasehold improvements

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Impairment of lease right of use assets and leasehold improvements	$915	$—	$915	> 100%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	3%	—%

The impairment of lease right of use assets and leasehold improvements was triggered upon moving out of our old corporate offices in both the United States and United Kingdom during 2022.

Stock-based compensation

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of revenue	$913	$693	$220	32%
Sales and marketing	3,842	2,691	1,151	43%
Research, development and engineering	2,646	1,590	1,056	66%
General and administrative	3,888	6,962	(3,074)	(44)%
Total	$11,289	$11,936	$(647)	(5)%

The decrease in stock-based compensation expense was primarily due to $4.0 million of non-cash stock-based compensation expense from the acceleration of stock awards associated with the Separation Agreement we entered into with our former chief executive officer and $1.0 million from the organizational changes we made in the second quarter of 2021, partially offset by $2.5 million of stock-based compensation expense from one-time stock awards granted related to the EVRYTHNG acquisition and integration, $0.6 million of non-cash stock-based compensation expense from the acceleration of stock awards associated with organizational changes we made in the third quarter of 2022, and the impact of higher annual stock award grants reflecting higher headcount largely due to the EVRYTHNG acquisition.

We anticipate incurring an additional $16,051 in stock-based compensation expense through December 31, 2026 for awards outstanding as of December 31, 2022.

Leases

In February 2022, we entered into a sublease agreement and lease extension agreement on a new facility in Beaverton, Oregon in order to move our principal corporate offices. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030. The remaining rent payments as of December 31, 2022 were $8.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining term of our existing corporate office lease.

We continue to lease our former principal corporate office space, which is approximately 47,000 square feet in size and also located in Beaverton, Oregon. In July 2015, we entered into an amendment with the landlord of this office space to extend the lease term through March 2024. The remaining rent payments as of December 31, 2022 were $1.1 million plus operating expenses, payable in monthly installments.

We lease office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023. The remaining rent payments as of December 31, 2022 were $0.1 million plus operating expenses, payable in quarterly installments.

Other income, net

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Other income, net	$2,108	$5,123	$(3,015)	(59)%
Other income, net (as % of total revenue)	7%	19%

The decrease in other income, net was primarily due to the $5.1 million gain on the forgiveness of our Paycheck Protection Program (“PPP”) loan in September 2021, partially offset by a $1.3 million estimated refundable research and development tax credit to be filed for in the United Kingdom for the 2022 tax year and by $0.7 million higher interest income due to higher interest rates on investments.

Provision for income taxes

The provision for income taxes reflects current taxes, deferred taxes and withholding taxes in certain foreign jurisdictions.

For the year ended December 31, 2022, our effective tax rate was 0%, reflecting a valuation allowance recorded against the majority of our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2022 was $83,000, an increase of $18,727 from $64,273 as of December 31, 2021. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2022, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2021, our effective tax rate was 0%, reflecting a full valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2021 was $64,273, an increase of $8,634 from $55,639 as of December 31, 2020.

Non-GAAP Financial Measures

The following discussion and analysis include both financial measures in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that excludes amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted), which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted) for the twelve months ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
GAAP gross profit	$15,323	$17,743
Amortization of acquired intangible assets	4,439	—
Amortization and write-off of other intangible assets	576	576
Stock-based compensation	913	693
Non-GAAP gross profit	$21,251	$19,012
Non-GAAP gross profit margin	70%	72%

GAAP operating expenses	$77,132	$57,609
Depreciation and write-off of property and equipment	(1,372)	(1,370)
Amortization of acquired intangible assets	(1,064)	—
Amortization and write-off of other intangible assets	(163)	(102)
Amortization of lease right of use assets under operating leases	(965)	(493)
Stock-based compensation	(10,376)	(11,243)
Impairment of lease right of use assets and leasehold improvements	(915)	—
Acquisition-related expenses	(447)	(1,140)
Non-GAAP operating expenses	$61,830	$43,261

GAAP net loss	$(59,798)	$(34,759)
Total adjustments to gross profit	5,928	1,269
Total adjustments to operating expenses	15,302	14,348
Gain on extinguishment of note payable	—	(5,094)
Non-GAAP net loss	$(38,568)	$(24,236)

GAAP loss per common share (diluted)	$(3.12)	$(2.11)
Non-GAAP net loss	$(38,568)	$(24,236)
Non-GAAP loss per common share (diluted)	$(2.02)	$(1.47)

Non-GAAP gross profit increased by $2.2 million primarily due to higher gross profit contribution from higher subscription revenue.

Non-GAAP gross profit margin changed slightly reflecting differences in the mix of subscription revenue, as some subscription products have higher or lower margins than others, and the impact of higher services costs.

Non-GAAP operating expenses increased by $18.6 million primarily as a result of $13.1 million of EVRYTHNG Non-GAAP operating expenses post acquisition, after excluding the EVRYTHNG portion of the adjustments above for amortization expense on acquired intangible assets of $1.1 million and stock-based compensation of $1.5 million. Excluding the impact of EVRYTHNG, Non-GAAP operating expenses increased $5.5 million, primarily reflecting $4.3 million of higher cash compensation costs due to annual compensation adjustments and higher headcount, $0.8 million of cash severance costs incurred for organizational changes we made in the third quarter of 2022, $0.8 million of higher travel and conference costs, $0.6 million of higher facilities and move related costs, $0.3 million of higher legal, accounting and tax costs not included in acquisition-related expenses, $0.3 million of operating taxes, $0.2 million of higher insurance costs, $0.2 million of higher hardware and software costs, and $0.3 million of net other expenses, partially offset by $2.2 million of cash costs associated with the Separation Agreement we entered into with our former chief executive officer, and $0.3 million of cash severance costs incurred for organizational changes we made in the second quarter of 2021.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021
Working capital	$54,007	$36,295
Current ratio (1)	6.3:1	5.7:1
Cash, cash equivalents and short-term marketable securities	$52,542	$33,326
Long-term marketable securities	$—	$8,292
Total cash, cash equivalents and marketable securities	$52,542	$41,618

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $10,924 increase in cash, cash equivalents and marketable securities at December 31, 2022, from December 31, 2021, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by

•	cash used in operations;

•	net cash paid for the acquisition of EVRYTHNG;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock and restricted stock units; and

•	purchases of property and equipment and capitalized patent costs.

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

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S.-backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15,000, whichever is greater, to be invested in any one industry category, (e.g., financial or energy industries), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal. A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2022 and 2021.

Cash flows from operating activities

	Year Ended	Year Ended	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Net loss	$(59,798)	$(34,759)	$25,039	72%
Non-cash items	20,872	10,095	(10,777)	(107)%
Changes in operating assets and liabilities	(5,482)	(1,452)	4,030	278%
Net cash used in operating activities	$(44,408)	$(26,116)	$18,292	70%

Cash flows used in operating activities in 2022 compared to 2021 increased by $18,292, primarily as a result of a larger net loss and changes in operating assets and liabilities, partially offset by an increase in non-cash items included in net loss. Non-cash items increased primarily due to $5,503 of higher amortization of acquired intangible assets, the $5,032 gain on forgiveness of our PPP loan in 2021, and the $915 impairment on lease right of use assets and leasehold improvements, partially offset by $647 lower stock-based compensation. Changes in operating assets and liabilities primarily reflect changes in the timing and amounts of vendor payments reflected in accounts payable.

Cash flows from investing activities

Cash flows provided by investing activities in 2022 compared to 2021 decreased by $22,224, from $25,981 to $3,757, primarily as a result of $20,817 lower net maturities of marketable securities and $3,512 of net cash paid for the acquisition of EVRYTHNG, partially offset by a $2,000 related-party loan made to EVRYTHNG in 2021.

Cash flows from financing activities

Cash flows from financing activities in 2022 compared to 2021 improved by $66,271, from $5,772 of cash used to $60,499 of cash provided, primarily as a result of net proceeds of $62,890 from the issuance of stock during 2022 and $3,416 of lower repurchases of shares of common stock in satisfaction of required withholding tax liability on employee stock awards.

Future cash expectations

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control. We have incurred operating losses and negative cash flows from operating activities during the last several years, and depending on future results, may continue to incur such losses and negative cash flows in the future. We believe our cash and marketable securities of $52,542 at December 31, 2022, will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months. We continuously review our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 pandemic.

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

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. During 2022, we sold 222 shares at an average price of $22.42 under this Equity Distribution Agreement, totaling $4,984 of cash proceeds, less $112 of commissions and $202 of stock issuance costs. We did not sell any shares under this Equity Distribution Agreement during 2021. As of December 31, 2022, we have sold a total of 720 shares at an average price of $38.97 under this Equity Distribution Agreement, totaling $28,052 of cash proceeds. As of December 31, 2022, $1,948 remains available for future issuance under the Equity Distribution Agreement.

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired in June 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of December 31, 2022, $34,633 remains available under the shelf registration. The new shelf registration statement will expire in July 2023.

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

•	our expectations regarding the acquisition of EVRYTHNG and its impact on our business;

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

Changes in Internal Control Over Financial Reporting

       We acquired EVRYTHNG on January 3, 2022, and are currently integrating EVRYTHNG into our operations, compliance programs and internal control processes. EVRYTHNG constituted approximately 6% of our current assets and approximately 17% of our net sales in the year ended December 31, 2022. As permitted under existing SEC interpretive guidance for newly acquired businesses, our management excluded EVRYTHNG from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:         OTHER INFORMATION

On February 27, 2023, the Company entered into an amendment (the “Amendment”) to its employment agreement dated April 12, 2021 (the “2021 Agreement”), with Riley McCormack, the Company’s President and Chief Executive Officer. The Amendment reflects that Mr. McCormack’s compensation is set annually by the Compensation and Talent Management Committee (the “Committee”) of the Company’s Board of Directors (the “Board”).  The 2021 Agreement established Mr. McCormack’s compensation for 2021.  Since the 2021 Agreement, the Committee updated Mr. McCormack’s compensation for 2022 and 2023.  Mr. McCormack’s 2022 compensation will be reported in the Company’s proxy statement for its 2023 annual meeting of shareholders.  For 2023, Mr. McCormack’s compensation plan is comprised of an annual base salary of $375,000 in cash, $300,000 in cash bonus opportunity in the Company’s executive one-year, short term incentive plan, and $1,050,000 in long term equity incentive, in 3-year cliff-vested performance-based restricted stock units.  Both the short term and long term incentives are subject to performance goals.  Mr. McCormack’s compensation may be increased or decreased in the future by the Committee or Board, in their sole discretion. Except as described in the foregoing, Mr. McCormack’s existing employment agreement remains in effect pursuant to its existing terms and conditions. A copy of the Agreement Amendment is filed herewith as Exhibit 10.25.

ITEM 9C:         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2023 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the captions “Determinations of Board Member Independence” and “Related Party Transactions.”

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

ITEM 15:         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

10.3	Counterfeit Deterrence System Development and License Agreement Amendment, dated December 1, 2022, and effective January 1, 2023, between Digimarc Corporation and Bank for International Settlements
*10.4

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

10.13

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

*10.14

Digimarc Corporation 2018 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 21, 2018 (File No. 001-34108))

*10.15

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

10.17

Equity Distribution Agreement, dated May 16, 2019 by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2019 (File No. 001-34108))

10.18

Amendment No. 1 to Equity Distribution Agreement, dated August 6, 2020, by and between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

*10.19	Employment Agreement, effective as of August 10, 2020, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2020 (File No. 001-34108))
10.20	Subscription Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))
10.21	Registration Rights Agreement, dated September 29, 2020, by and between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))
10.22

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108)) +

*10.23

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

*10.25	Amendment No. 1 to Employment Agreement, dated as of February 27, 2023, between Digimarc Corporation and Riley McCormack
*10.26

Separation Agreement and General Release, dated December 28, 2021, between Digimarc Corporation and Robert Chamness (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108)).

10.27

Sublease Agreement, dated February 4, 2022, by and between Fiserv Solutions, LLC and Digimarc Corporation (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108)).

10.28

Lease Extension Agreement, dated February 4, 2022, by and between Portland 1 LLC and Digimarc Corporation (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108)).

*10.29

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and each of Messrs. McCormack, Beck, Meyer, Rodriguez and Sickles incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108)).

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

DIGIMARC CORPORATION

Date: March 2, 2023	By:	/s/ Charles Beck
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Riley McCormack	President, Chief Executive Officer and Director	March 2, 2023
Riley McCormack	(Principal Executive Officer)

/s/ Charles Beck	Chief Financial Officer and Treasurer	March 2, 2023
Charles Beck	(Principal Financial and Accounting Officer)

/s/ Alicia Syrett	Chair of the Board of Directors	March 2, 2023
Alicia Syrett

/s/ Milena Alberti-Perez	Director	March 2, 2023
Milena Alberti-Perez

/s/ Sandeep Dadlani	Director	March 2, 2023
Sandeep Dadlani

/s/ Katie Kool	Director	March 2, 2023
Katie Kool

/s/ James T. Richardson	Director	March 2, 2023
James T. Richardson

/s/ Ravi Kumar Singisetti	Director	March 2, 2023
Ravi Kumar Singisetti

/s/ Andrew Walter	Director	March 2, 2023
Andrew Walter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition for new contracts

As discussed in Note 2 to the consolidated financial statements, the Company recorded $30,197 thousand of total revenue for the year ended December 31, 2022, of which $14,978 thousand was service revenue and $15,219 thousand was subscription revenue. Customer arrangements may contain multiple performance obligations such as software development services, software products, and maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. The Company derives its revenue primarily from software development services and software subscriptions with a wide range of service and software offerings.

We identified the evaluation of the Company’s revenue recognition related to new contracts entered during the year as a critical audit matter. Challenging auditor judgment was required to evaluate the potential impact of specific contract terms on revenue recognition due to the unique nature of new revenue contracts within each service and software offering.

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

Acquisition of EVRYTHNG – Valuation of certain acquired intangible assets

As discussed in Note 8 to the consolidated financial statements, the Company acquired all outstanding shares of EVRYTHNG’s share capital for total consideration of $37,934 thousand on January 3, 2022. As a result of the transaction, the Company acquired certain intangible assets, including developed technology and customer relationships. Management valued the developed technology by applying the cost method and valued the customer relationships using an income approach. The significant assumption used by management in valuing the developed technology was the development costs.  The significant assumptions used by management in valuing the customer relationships were the future expected cash flows from customer contracts, customer attrition rate, and discount rate. The acquisition date fair value of the developed technology and customer relationships was $24,170 thousand and $11,550 thousand, respectively.

We identified the assessment of the fair value of the developed technology and customer relationships acquired in the EVRYTHNG acquisition as a critical audit matter. Complex auditor judgment was required to assess the number of hours in the development costs estimate used to value the developed technology and the future revenue from customer contracts, customer attrition rate, and discount rate used to value the customer relationships.  Specifically, these significant assumptions were sensitive to changes. Additionally, evaluating the customer attrition rate and discount rate required valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the significant assumptions noted above. We evaluated the number of hours in the cost estimate used to value the developed technology by comparing it to actual hours for comparable projects completed by the Company. We assessed the future revenue used to value the customer relationships by comparing it to market data for comparable peer companies and industry publications. We evaluated the Company’s ability to estimate future revenue by comparing estimated future revenue to actual results subsequent to the date of acquisition. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s customer attrition rate and discount rate assumptions by comparing them against publicly available market data for comparable peer companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Portland, Oregon

March 2, 2023

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,598	$13,789
Marketable securities	18,944	19,537
Trade accounts receivable, net	5,427	6,368
Loan receivable from related party	—	2,001
Other current assets	6,172	2,316
Total current assets	64,141	44,011
Marketable securities	—	8,292
Property and equipment, net	2,390	2,875
Intangibles, net	33,170	6,611
Goodwill	8,229	1,114
Lease right of use assets	4,720	1,300
Other assets	1,127	673
Total assets	$113,777	$64,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,989	$4,727
Deferred revenue	4,145	2,989
Total current liabilities	10,134	7,716
Long-term lease liabilities	5,977	1,028
Other long-term liabilities	76	752
Total liabilities	16,187	9,496
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2022 and December 31, 2021)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 20,260 and 16,940 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	20	17
Additional paid-in capital	367,692	261,324
Accumulated deficit	(265,809)	(206,011)
Accumulated other comprehensive loss	(4,363)	—
Total shareholders’ equity	97,590	55,380
Total liabilities and shareholders’ equity	$113,777	$64,876

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenue:
Service	$14,978	$15,006
Subscription	15,219	11,514
Total revenue	30,197	26,520
Cost of revenue:
Service (1)	6,557	6,299
Subscription (1)	3,878	2,478
Amortization expense on acquired intangible assets	4,439	—
Total cost of revenue	14,874	8,777
Gross profit	15,323	17,743
Operating expenses:
Sales and marketing	29,718	20,433
Research, development and engineering	26,490	17,542
General and administrative	18,945	19,634
Amortization expense on acquired intangible assets	1,064	—
Impairment of lease right of use assets and leasehold improvements	915	—
Total operating expenses	77,132	57,609
Operating loss	(61,809)	(39,866)

Other income:
Gain on extinguishment of note payable	—	5,094
Refundable tax credit	1,260	—
Other income	848	29
Other income, net	2,108	5,123
Loss before income taxes	(59,701)	(34,743)
Provision for income taxes	(97)	(16)
Net loss	$(59,798)	$(34,759)

Loss per common share:
Loss per common share — basic	$(3.12)	$(2.11)
Loss per common share — diluted	$(3.12)	$(2.11)
Weighted average common shares outstanding — basic	19,140	16,463
Weighted average common shares outstanding — diluted	19,140	16,463

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(144)	$—
Foreign currency translation adjustment, net of tax of $0	(4,219)	—
Other comprehensive loss	$(4,363)	$—
Net loss	(59,798)	(34,759)
Comprehensive loss	$(64,161)	$(34,759)

(1) Cost of revenue for Service and Subscription excludes amortization expense on acquired intangible assets.

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock	—	—	3,266	3	95,706	—	—	95,709
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Issuance of restricted common stock	—	—	54	—	—	—	—	—
Vesting of restricted stock units	—	—	144	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(31)	—	—	—	—	—
Purchase of common stock	—	—	(113)	—	(2,356)	—	—	(2,356)
Stock-based compensation	—	—	—	—	11,417	—	—	11,417
Unrealized loss on marketable securities	—	—	—	—	—	—	(144)	(144)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,219)	(4,219)
Net loss	—	—	—	—	—	(59,798)	—	(59,798)
BALANCE AT DECEMBER 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590

BALANCE AT DECEMBER 31, 2020	10	$50	16,735	$17	$255,024	$(171,252)	$—	$83,839
Exercise of stock options	—	—	220	—	6,007	—	—	6,007
Issuance of restricted common stock	—	—	255	—	—	—	—	—
Vesting of restricted stock units	—	—	112	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(65)	—	—	—	—	—
Purchase of common stock	—	—	(317)	—	(11,779)	—	—	(11,779)
Stock-based compensation	—	—	—	—	12,072	—	—	12,072
Net loss	—	—	—	—	—	(34,759)	—	(34,759)
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,798)	$(34,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	1,372	1,370
Amortization of acquired intangible assets	5,503	—
Amortization and write-off of other intangible assets	739	678
Amortization of lease right of use assets under operating leases	965	493
Amortization of net premiums on marketable securities	—	650
Gain on extinguishment of note payable	—	(5,032)
Stock-based compensation	11,289	11,936
Impairment of lease right of use assets and leasehold improvements	915	—
Increase in allowance for doubtful accounts	89	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,232	(2,647)
Other current assets	(1,933)	(119)
Other assets	(520)	(83)
Accounts payable and other accrued liabilities	(3,856)	2,078
Deferred revenue	(371)	(10)
Lease liability and other long-term liabilities	(1,034)	(671)
Net cash used in operating activities	(44,408)	(26,116)
Cash flows from investing activities:
Net cash paid for acquisition	(3,512)	—
Loan to related party	—	(2,000)
Purchase of property and equipment	(934)	(966)
Capitalized patent costs	(533)	(606)
Proceeds from maturities of marketable securities	21,425	82,076
Purchases of marketable securities	(12,689)	(52,523)
Net cash provided by investing activities	3,757	25,981
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	62,890	—
Purchase of common stock	(2,356)	(5,772)
Loan repayment	(35)	—
Net cash provided by (used in) financing activities	60,499	(5,772)
Effect of exchange rate on cash	(39)	—
Net increase (decrease) in cash and cash equivalents	19,809	(5,907)
Cash and cash equivalents at beginning of period	13,789	19,696
Cash and cash equivalents at end of period	$33,598	$13,789
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(61)	$(40)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$(9)	$(58)
Stock-based compensation capitalized to software and patent costs	$128	$136
Common stock issued for acquisition	$32,393	$—
Warrants issued for acquisition	$1,601	$—
Right of use assets obtained in exchange for lease obligations	$5,176	$—
Cashless exercise of stock options	$—	$6,007

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc Corporation is a global leader in product digitization, delivering business value across industries through unique identities and cloud-based solutions. Digimarc's technology highlights a product’s journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate Platform is a distinctive software as a service that combines Digimarc’s digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using Digimarc's unique digital watermarks, QR codes, and/or other digital tags, products can connect with the web and interact with consumers and digital devices. Interactions are powered by the product cloud, where data and instructions are provided based on context, and then capture a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All of the Company's products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•	Digimarc Validate protects product authenticity to ensure real products are in the right place. Digimarc's technology delivers exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct, digital communications channel with consumers.

•	Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Digimarc's technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•	Digimarc Recycle increases the recyclability of products and packaging through unique digital watermarks. Digimarc's technology activates products and packaging with unique digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct, digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Digimarc acquired EVRYTHNG Limited and its subsidiaries (“EVRYTHNG”) on January 3, 2022. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period. See Note 8 for information related to the EVRYTHNG acquisition.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company’s accounting policies for revenue recognition and business combinations require higher degrees of judgment than others in their application. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market securities, corporate notes, and commercial paper totaling $31,452 and $2,478 at December 31, 2022 and 2021, respectively. Cash equivalents are carried at either cost or fair value depending on the type of security.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper, federal agency notes, corporate notes, and pre-refunded municipals.

The Company’s marketable securities are now classified as available-for-sale, as the Company sold a marketable security during 2022, which was previously classified as held-to-maturity. The Company has reassessed classification of the remaining marketable securities and therefore adjusted them to be reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income (loss), net” in the Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

As of December 31, 2021, the Company’s marketable securities were classified as held-to-maturity and are reported at amortized cost, which approximates market value.

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by the Company.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of December 31, 2022 and 2021, respectively, was as follows:

December 31, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$2,073	$—	$—	$2,073
Commercial paper	—	35,468	—	35,468
Federal agency notes	—	8,432	—	8,432
Corporate notes	—	4,423	—	4,423
Pre-refunded municipals	—	—	—	—
Total	$2,073	$48,323	$—	$50,396

December 31, 2021	Level 1	Level 2	Level 3	Total
Money market securities	$2,478	$—	$—	$2,478
Commercial paper	—	13,382	—	13,382
Corporate notes	—	9,585	—	9,585
Federal agency notes	—	3,799	—	3,799
Pre-refunded municipals	—	1,063	—	1,063
Total	$2,478	$27,829	$—	$30,307

The fair value maturities of the Company’s cash equivalents and marketable securities as of December 31, 2022 are as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$50,396	$50,396	$—	$—	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The estimated fair values of the Company’s financial instruments, which include accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments.

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

Goodwill

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value, in accordance with ASC 350 “Intangibles – Goodwill and Other.” The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. In connection with the Company’s annual impairment test of goodwill as of June 30, 2022 and 2021, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit exceeded the carrying value.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360 “Property, Plant and Equipment.”

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows expected to be generated by the assets over their remaining useful life. If such assets are considered to be impaired, the impairment would be recognized in operating results at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows, observable market values or appraised values, depending on the nature of the assets.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” utilizing the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment.

The Company records valuation allowances on deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized.

The Company is subject to income taxes within the U.S. and other countries, and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. The Company reports a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken (or expected to be taken) on a tax return. The Company recognizes interest and penalties, if any, related to the unrecognized tax benefits in the provision for income taxes.

Business Combinations

The Company allocates the purchase price consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of the Company's stock on the date the acquisition closed. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require the Company to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, the cost to develop acquired technology, useful lives, discount rates, and customer attrition rate.

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

Liquidity

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), companies are required to evaluate whether conditions and/or events raise substantial doubt about their ability to meet their future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation takes into account a company’s current available cash and projected cash needs over the one year evaluation period but may not consider things beyond its control.  The Company has incurred operating losses and negative cash flows from operating activities the last several years and depending on future results may continue to incur such losses and negative cash flows in the future. The Company believes its cash and marketable securities of $52,542 at December 31, 2022, will satisfy the Company’s projected working capital and capital expenditure requirements for at least the next 12 months.

Accounting Pronouncements Adopted

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, “Business Combination (ASC 805): Accounting for Contract Assets and Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this update primarily address the accounting for contract assets and liabilities from revenue contracts with customers in a business combination, and improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company adopted this new standard on January 1, 2022. The impact of adopting this standard was not material to the Company’s financial condition, results of operations and disclosures in relation to the recent acquisition of EVRYTHNG.

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

(2) Revenue Recognition

The Company derives its revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Government
Service	$12,922	$13,198
Subscription	1,387	1,200
Total Government	14,309	14,398
Commercial
Service	$2,056	$1,808
Subscription	13,832	10,314
Total Commercial	15,888	12,122
Total	$30,197	$26,520

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable.”

The Company has contract assets from capitalized contract acquisition costs that are classified as “other current assets” and “other assets.” These contract acquisition costs are recognized in proportion to the revenue recognized from the contract they are associated with.

The following table provides information about contract assets from contracts with customers:

	December 31,	December 31,
	2022	2021
Contract acquisition costs, current	$197	$—
Contract acquisition costs, long-current	104	—
Total	$301	$—

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue.” Deferred revenue consists of billings in advance for services and subscriptions for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	December 31,	December 31,
	2022	2021
Deferred revenue, current	$4,145	$2,989
Deferred revenue, long-term	15	33
Total	$4,160	$3,022

The Company recognized $2,888 of revenue during the year ended  December 31, 2022 that was included in the contract liability balance as of December 31, 2021.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $29,600 and $16,870, as of December 31, 2022 and 2021, respectively.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(3) Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: automatic identification solutions. Revenue is generated in this segment primarily through software subscriptions and software development services. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Domestic	$10,029	$6,675
International (1)	20,168	19,845
Total	$30,197	$26,520

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Customer A	46%	54%
Customer B	17%	12%

Long-lived tangible assets by geographical area

Long-lived tangible assets by geographic area were as follows:

	December 31,	December 31,
	2022	2021
United States	$2,324	$2,875
Europe	66	—
Total	$2,390	$2,875

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

There were 1 stock options granted during the year ended December 31, 2022 as replacement equity awards for vested stock options held by EVRYTHNG employees. No stock options were granted during the year ended December 31, 2021.

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

Performance Restricted Stock Units

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

Although the fair value of stock-based awards is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107 “Shared-Based Payment,” the Monte Carlo Simulation model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

The following inputs are used in the Monte Carlo Simulation model to estimate the fair value:

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

Monte Carlo Simulation Inputs:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Stock price	$32.02	$—
Expected volatility	82.8%	—
Risk-free interest rate	1.8%	—

Stock-based Compensation

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Stock-based compensation:
Cost of revenue	$913	$693
Sales and marketing	3,842	2,691
Research, development and engineering	2,646	1,590
General and administrative	3,888	6,962
Stock-based compensation expense	11,289	11,936
Capitalized to software and patent costs	128	136
Total stock-based compensation	$11,417	$12,072

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The following table sets forth total unrecognized compensation cost related to non-vested stock-based awards granted under the Company’s equity compensation plans:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Total unrecognized compensation costs	$16,051	$11,301

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of December 31, 2022 for all non-vested stock-based awards over weighted average periods through December 31, 2026 as follows:

	Restricted
	Stock	RSUs	PSUs
Weighted average period (in years)	1.05	1.83	1.88

As of December 31, 2022, under the Company’s stock-based compensation plan, an additional 582 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of restricted stock awards and vesting of RSU and PSU awards.

Stock Option Activity

The following tables present the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2020	305	$27.94	$12.65
Granted	—	$—	$—
Exercised	(220)	$27.31	$17.36
Forfeited or expired	(35)	$15.36	$7.36
Options outstanding, December 31, 2021	50	$39.54	$22.23
Granted	1	$22.15	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Options outstanding, December 31, 2022	51	$39.14	$21.72	$—
Options exercisable, December 31, 2022	51	$39.14		$—
Options unvested, December 31, 2022	—	$—		$—

The aggregate intrinsic value is based on the closing price of $18.49 per share of Digimarc common stock on December 30, 2022, which would have been received by the optionees had all of the options with exercise prices less than $18.49 per share been exercised on that date.

The following table summarizes information about stock option awards outstanding December 31, 2022:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$15.36 - $24.99	1	7.85	$22.15	1	7.85	$22.15
$25.01 - $34.99	—	-	$—	—	-	$—
$35.01 - $39.54	50	0.61	$39.54	50	0.61	$39.54
$15.36 - $39.54	51	0.77	$39.14	51	0.77	$39.14

Restricted Stock Activity

The following table reconciles the unvested balance of restricted stock awards:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2020	416	$28.20
Granted	255	$40.53
Vested	(246)	$29.76
Forfeited	(65)	$33.64
Unvested balance, December 31, 2021	360	$34.90
Granted	54	$18.36
Vested	(187)	$32.72
Forfeited	(31)	$36.90
Unvested balance, December 31, 2022	196	$32.06

The fair value of restricted stock awards vested is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Fair value of restricted stock awards vested	$4,445	$8,957

Restricted Stock Units Activity

The following table reconciles the unvested balance of restricted stock unit awards:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2020	45	$15.36
Granted	—	$—
Vested	(30)	$15.36
Forfeited	(15)	$15.36
Unvested balance, December 31, 2021	—	$—
Granted	601	$26.31
Vested	(144)	$30.25
Forfeited	(87)	$26.31
Unvested balance, December 31, 2022	370	$24.77

The fair value of RSU awards vested is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Fair value of RSU awards vested	$2,509	$1,050

Performance Restricted Stock Units Activity

The following table reconciles the unvested balance of performance restricted stock unit awards:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2019	—	$—
Granted	124	$11.08
Vested	—	$—
Forfeited	—	$—
Unvested balance, December 31, 2020	124	$11.08
Granted	—	$—
Vested (1)	(82)	$15.54
Forfeited (1)	(42)	$11.08
Unvested balance, December 31, 2021	—	$—
Granted	73	$31.93
Vested	—	$-
Forfeited	(6)	$(32.02)
Unvested balance, December 31, 2022	67	$31.92

(1) Includes the impact of the modification of 21 PRSUs which were cancelled and reissued at a grant date fair value of $28.93.

The fair value of PRSU awards vested is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Fair value of PRSU awards vested	$—	$2,886

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

The following table reconciles earnings (loss) per common share:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Basic Loss per Common Share:
Net loss attributable to common shares — basic	$(59,798)	$(34,759)
Weighted average common shares outstanding — basic	19,140	16,463
Basic loss per common share	$(3.12)	$(2.11)

Diluted Loss per Common Share:
Net loss attributable to common shares — diluted	$(59,798)	$(34,759)
Weighted average common shares outstanding — diluted	19,140	16,463
Diluted loss per common share	$(3.12)	$(2.11)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The following table indicates the common stock equivalents related to stock options, RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Anti-dilutive shares due to:
Exercise prices higher than the average market price	50	50
Net loss	—	32

(6) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	December 31,	December 31,
	2022	2021
Trade accounts receivable, current	$5,541	$6,393
Trade accounts receivable, long-term	37	186
Allowance for doubtful accounts	(114)	(25)
Trade accounts receivable, net	$5,464	$6,554
Unpaid deferred revenue included in trade accounts receivable	$2,183	$1,891

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

Major customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2022	2021
Company A	55%	43%
Company B	*	15%
Company C	*	11%

*	Less than 10%

(7) Related Party Transaction

On December 10, 2021, the Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) pursuant to the Share Purchase Agreement ("SPA") dated November 15, 2021 relating to the Company’s acquisition of EVRYTHNG. The Loan Agreement provided for a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The aggregate outstanding balance of the loan, with accrued interest, was $2,001 as of December 31, 2021.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

On January 3, 2022, the Company completed its acquisition of EVRYTHNG. The loan balance was included in “loan payable to related party” in the purchase price allocation, as the liability was assumed by the combined company. The loan payable balance is eliminated in consolidation in the Consolidated Balance Sheet as of December 31, 2022.

(8) Business Combination

On January 3, 2022, the Company completed its acquisition of EVRYTHNG, a London-based product cloud company. The aggregate preliminary purchase price for the acquisition was $36,634, which included the fair value of the 772 shares issued of common stock of the Company of $31,519 and the warrants issued to purchase 231 shares of common stock of the Company of $1,601. The fair value of the warrants was determined using the Black-Scholes option pricing model using the Company’s stock price on the date of issuance of $40.84, the strike price on the warrants of $36.56 and expected volatility of 60%. The aggregate preliminary purchase price also included $3,986 of cash paid by the Company to pay closing costs on behalf of the EVRYTHNG sellers, less cash acquired of $474. A portion of the consideration was held back by the Company to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the EVRYTHNG sellers.

In August 2022, the Company issued 22 additional shares of common stock of the Company at the fair value of $872, that were originally held back for post-closing adjustments.

In January 2023, the Company issued 10 additional shares of common stock of the Company at the fair value of $428, that were originally held back for indemnification obligations.

The following table presents the final purchase price allocation:

Purchase Price
Allocation
January 3, 2022
Trade accounts receivable, net	$762
Other current assets	2,178
Property and equipment, net	99
Lease right of use assets and other long-term assets	484
Intangibles	35,720
Goodwill	7,970
Accounts payable and other accrued liabilities	(5,395)
Deferred revenue	(1,678)
Loan payable to related party	(2,001)
Lease liability and other long-term liabilities	(205)
Total purchase price	$37,934

The Company allocated $35,720 of the purchase price to intangible assets, which was comprised of $24,170 of developed technology and $11,550 of customer relationships. Goodwill recognized of $7,970 from the acquisition was primarily attributed to an assembled workforce and expected synergies. The Company incurred transaction costs related to the acquisition of $1,140 during 2021 and $447 in 2022, respectively.

Developed Technology

Developed technology primarily consists of intellectual property of proprietary software products and platforms that are marketed for sale. The Company valued the developed technology by applying the cost method. The significant assumption and estimate used under the cost method was development costs. The Company is amortizing the developed technology intangible asset on a straight-line basis over an estimated useful life of five years.

Customer Relationships

The Company recorded the customer relationships intangible asset separately from goodwill based on determination of the length, strength and contractual nature of the relationships that EVRYTHNG shared with its customers. The Company valued the single group of customer relationships using the multi-period excess earnings method, which is an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from customer contracts, the customer attrition rate and the discount rate. The Company is amortizing the customer relationships intangible asset on a straight-line basis over an estimated useful life of 10 years.

The following unaudited pro forma consolidated results of operations include the financial results of Digimarc and EVRYTHNG assuming the acquisition was completed on January 1, 2021, the beginning of the earliest period presented. Pro forma adjustments are primarily comprised of amortization expense on acquired intangible assets, transaction expenses and the elimination of EVRYTHNG’s historical interest expense on long-term debt that was settled at closing. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenue	$30,197	$31,806
Net loss	$(59,326)	$(55,541)
Loss per common share:
Basic	$(3.10)	$(3.22)
Diluted	$(3.10)	$(3.22)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(9) Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the lease term.

	December 31,	December 31,
	2022	2021
Office furniture and fixtures	$1,613	$1,648
Software	5,747	5,674
Equipment	4,785	5,250
Leasehold improvements	1,861	1,658
Gross property and equipment	14,006	14,230
Less accumulated depreciation and amortization	(11,616)	(11,355)
Property and equipment, net	$2,390	$2,875

(10) Goodwill

Balance at December 31, 2021	$1,114
Goodwill acquired on January 3, 2022 and measurement period adjustments (1)	7,970
Currency translation adjustments	(855)
Balance at December 31, 2022	$8,229

(1) Measurement period adjustments include adjustments to acquired intangible assets, accounts receivable, income tax receivables, deferred revenue, and accounts payable as well as the release of holdback shares.

(11) Intangibles

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2022	2021
Capitalized patent costs	17 - 20	$10,646	$10,219

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	21,661	1,560
Customer relationships	10	10,351	290
Gross intangible assets		42,908	12,319
Accumulated amortization		(9,738)	(5,708)
Intangibles, net		$33,170	$6,611

Amortization expense on intangible assets was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Amortization expense	$6,078	$576

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

For intangible assets recorded at December 31, 2022, the estimated future aggregate amortization expense for the years ending December 31, 2023 through December 31, 2026 is as follows:

Amortization
Year ending December 31:	Expense
2023	$5,927
2024	5,916
2025	5,896
2026	5,865
2027	1,492

(12) Leases

The Company accounts for leases in accordance with ASC 842, “Leases.” The Company leases its corporate office in Beaverton, Oregon. The term of the lease runs through March 2024. The remaining rent payments as of December 31, 2022 were $1,071 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in 2022 and is marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through  September 2030. The remaining rent payments as of December 31, 2022 were  $8,756 plus operating expenses, payable in monthly installments. The first  26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company’s prior corporate headquarters.

The Company leases office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023. The remaining rent payments as of December 31, 2022 were $135 plus operating expenses, payable in quarterly installments.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	December 31,	December 31,
	2022	2021
Lease right of use assets	$4,720	$1,300
Lease liabilities, current	$939	$745
Lease liabilities, long-term	$5,977	$1,028

Weighted-average remaining life (in years)	6.7	2.2
Weighted-average discount rate	9%	8%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded an “impairment of lease right of use assets and leasehold improvements” of $915 in the Consolidated Statements of Operations. The impairment was triggered when the Company vacated its prior corporate offices in the United States and United Kingdom. The impairment charge was determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office spaces over their remaining lease terms.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Operating lease expense	$1,905	$1,020
Cash paid for operating leases	$1,572	$1,170

The table below reconciles the cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of December 31, 2022:

Cash
Payment
Year ending December 31:	Obligations
2023	$1,002
2024	1,178
2025	1,309
2026	1,349
2027	1,389
Thereafter	3,749
Total lease payments	9,976
Imputed interest	(3,060)
Total minimum lease payments	$6,916

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(13) Notes Payable

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

(14) Shareholders’ Equity

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

For the year ended December 31, 2022, the Company sold 222 shares at an average price of $22.42 under this Equity Distribution Agreement totaling $4,984 of cash proceeds, less $112 of commissions and $202 of stock issuance costs. There were no shares sold for the year ended December 31, 2021.

As of December 31, 2022, $1,948 remained available for future issuance under the Equity Distribution Agreement.

Stock Incentive Plan

In March 2018, the Company’s Board of Directors approved the 2018 Incentive Plan ( “2018 Plan”) which was later approved by the Company’s shareholders at the Company’s 2018 Annual Meeting of Shareholders in April 2018. The 2018 Plan replaced the 2008 Incentive Plan ( “2008 Plan”). The 2018 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, performance shares, performance units, and other stock or cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

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

(15) Defined Contribution Plan

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Matching contributions	$1,365	$1,162

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(16) Income Taxes

The provision for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for each of the years ended December 31, 2022 and 2021 was 0%. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Components of tax benefit (provision) allocated to continuing operations include the following:

	December 31,	December 31,
	2022	2021
Current:
Federal	$(60)	$—
State	(20)	(7)
Foreign	(34)	(9)
Sub-total	$(114)	$(16)
Deferred:
Federal	$17	$—
State	—	—
Foreign	—	—
Sub-total	$17	$—
Total	$(97)	$(16)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,		December 31,
	2022	%	2021	%
Income taxes computed at statutory rates	$12,537	(21)%	$7,296	(21)%
(Increases) decreases resulting from:
Change in valuation allowance	(13,463)	22%	(8,634)	24%
NOL surrendered for refundable tax credit	(2,164)	4%	-	—%
Foreign research deductions and credits	1,329	(2)%	-	—%
Federal and state research and experimentation credits	1,037	(2)%	787	(2)%
State income taxes, net of federal tax benefit	491	(1)%	414	(1)%
Other	136	—%	121	—%
Total	$(97)	0%	$(16)	(—)%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating losses	$74,270	$55,481
Federal and state research and experimentation credits	10,869	9,789
Research and experimental costs	4,837	-
ASC 842 - lease liabilities	1,508	393
Stock based compensation	482	217
Deferred social security tax	—	116
Fixed asset differences	87	—
Intangible asset differences	—	53
Goodwill	36	97
Accrued compensation	69	14
Other	43	40
Total gross deferred tax assets	92,201	66,200
Less valuation allowance	(83,000)	(64,273)
Net deferred tax assets	$9,201	$1,927

Deferred tax liabilities:
Patent expenditures	$(1,464)	$(1,475)
ASC 842 - right of use assets	(1,049)	(288)
Fixed asset differences	(28)	(164)
Intangible asset differences	(6,644)	-
Total gross deferred tax liabilities	$(9,185)	$(1,927)
Total net deferred tax assets and liabilities	$16	$—

The Company had a valuation allowance of $83,000 and $64,273 on deferred tax assets as of December 31, 2022 and 2021, respectively, an increase of $18,727 during the year ended December 31, 2022.

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of $243,453 and $173,401, respectively, which have a carryforward of 5 years to indefinite depending on the jurisdiction.

As of December 31, 2022 and 2021, respectively, the Company has federal and state research and experimental tax credits of $11,915 and $10,369, respectively, which have a carryforward of 5 to 20 years depending on the jurisdiction.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	December 31,	December 31,
	2022	2021
Beginning balance	$918	$823
Addition for current year tax positions	98	84
Addition for prior year tax positions	30	11
Reduction for prior year positions	—	—
Reduction for prior year positions resolved during the current year	—	—
Ending balance	$1,046	$918

For the years ended December 31, 2022 and 2021, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

The Company's open tax years subject to examination in the U.S. federal jurisdiction are 2019 through 2021, in applicable state jurisdictions for the tax years 2019 through 2021, and in applicable foreign jurisdictions for tax year 2021. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

(17) Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, the Company does not believe that the resolution of any such matters will have a material adverse effect on its financial position, results of operations or cash flows.

(18) Subsequent Events

On February 13, 2023, the Company committed to a reduction in force plan (the “Plan”) as part of the Company’s measures to streamline operations, remove redundancies, and improve operating margins. The Plan involves a reduction in the Company’s current workforce by approximately 17%. The Company currently estimates that it will incur one-time cash charges of approximately $1.5 million, primarily consisting of an estimated $1.3 million in cash severance payments, and $0.2 million in other cash related costs. The Company estimates an additional stock compensation charge of approximately $0.6 million.  The Company expects that most of these charges will be incurred and the reduction in force will be substantially complete in the first quarter of 2023.

In aggregate, over the next twelve months, the reduction in force is expected to result in approximately $7.4 million in annual cash savings for the Company, comprising salaries of $6.1 million and payroll taxes and benefits of $1.3 million. The Company also estimates annual stock compensation savings of approximately $0.7 million.

The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Plan.