Form 10-Q
period 2023-03-31
Digimarc CORP
filed 2023-05-11
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there were 20,273,530 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,301	$33,598
Marketable securities	10,724	18,944
Trade accounts receivable, net	4,826	5,427
Other current assets	4,457	6,172
Total current assets	52,308	64,141
Property and equipment, net	2,024	2,390
Intangibles, net	32,396	33,170
Goodwill	8,435	8,229
Lease right of use assets	4,554	4,720
Other assets	1,309	1,127
Total assets	$101,026	$113,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,059	$5,989
Deferred revenue	3,264	4,145
Total current liabilities	8,323	10,134
Long-term lease liabilities	5,901	5,977
Other long-term liabilities	143	76
Total liabilities	14,367	16,187
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2023 and December 31, 2022)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 20,271 and 20,260 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	20	20
Additional paid-in capital	369,925	367,692
Accumulated deficit	(279,849)	(265,809)
Accumulated other comprehensive loss	(3,487)	(4,363)
Total shareholders’ equity	86,659	97,590
Total liabilities and shareholders’ equity	$101,026	$113,777

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$3,885	$3,791
Service	3,958	3,620
Total revenue	7,843	7,411
Cost of revenue:
Subscription (1)	795	1,042
Service (1)	1,715	1,831
Amortization expense on acquired intangible assets	1,089	1,194
Total cost of revenue	3,599	4,067
Gross profit	4,244	3,344
Operating expenses:
Sales and marketing	6,298	7,945
Research, development and engineering	7,826	6,091
General and administrative	4,627	6,408
Amortization expense on acquired intangible assets	260	342
Impairment of lease right of use assets and leasehold improvements	—	574
Total operating expenses	19,011	21,360
Operating loss	(14,767)	(18,016)
Other income (loss), net	745	(4)
Loss before income taxes	(14,022)	(18,020)
(Provision) benefit for income taxes	(18)	239
Net loss	$(14,040)	$(17,781)

Loss per common share:
Loss per common share — basic	$(0.70)	$(1.03)
Loss per common share — diluted	$(0.70)	$(1.03)
Weighted average common shares outstanding — basic	20,093	17,344
Weighted average common shares outstanding — diluted	20,093	17,344

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$101	$(198)
Foreign currency translation adjustment, net of tax of $0	775	(919)
Other comprehensive income (loss)	$876	$(1,117)
Net loss	(14,040)	(17,781)
Comprehensive loss	$(13,164)	$(18,898)

(1) Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE AT DECEMBER 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Vesting of restricted stock units	—	—	29	—	—	—	—	—
Vesting of performance stock units	—	—	2	—	—	—	—	—
Purchase of common stock	—	—	(30)	—	(656)	—	—	(656)
Stock-based compensation	—	—	—	—	2,889	—	—	2,889
Unrealized gain on marketable securities	—	—	—	—	—	—	101	101
Foreign currency translation adjustments	—	—	—	—	—	—	775	775
Net loss	—	—	—	—	—	(14,040)	—	(14,040)
BALANCE AT MARCH 31, 2023	10	$50	20,271	$20	$369,925	$(279,849)	$(3,487)	$86,659

BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock for acquisition	—	—	772	1	31,518	—	—	31,519
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Vesting of restricted stock units	—	—	1	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(8)	—	—	—	—	—
Purchase of common stock	—	—	(18)	—	(583)	—	—	(583)
Stock-based compensation	—	—	—	—	2,504	—	—	2,504
Unrealized loss on marketable securities	—	—	—	—	—	—	(198)	(198)
Foreign currency translation adjustments	—	—	—	—	—	—	(919)	(919)
Net loss	—	—	—	—	—	(17,781)	—	(17,781)
BALANCE AT MARCH 31, 2022	10	$50	17,687	$18	$296,364	$(223,792)	$(1,117)	$71,523

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,040)	$(17,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	428	390
Amortization of acquired intangible assets	1,349	1,536
Amortization and write-off of other intangible assets	183	171
Amortization of lease right of use assets under operating leases	166	271
Amortization of net premiums on marketable securities	—	26
Stock-based compensation	2,876	2,468
Impairment of lease right of use assets and leasehold improvements	—	574
Changes in operating assets and liabilities:
Trade accounts receivable	631	1,731
Other current assets	1,766	(17)
Other assets	(191)	(601)
Accounts payable and other accrued liabilities	(910)	219
Deferred revenue	(925)	(423)
Lease liability and other long-term liabilities	(77)	(420)
Net cash used in operating activities	(8,744)	(11,856)
Cash flows from investing activities:
Net cash paid for acquisition	—	(3,512)
Purchase of property and equipment	(51)	(414)
Capitalized patent costs	(112)	(119)
Proceeds from maturities of marketable securities	10,247	5,937
Purchases of marketable securities	(1,975)	—
Net cash provided by investing activities	8,109	1,892
Cash flows from financing activities:
Purchase of common stock	(656)	(583)
Repayment of loans	(26)	(15)
Net cash used in financing activities	(682)	(598)
Effect of exchange rate on cash	20	1
Net decrease in cash and cash equivalents	(1,297)	(10,561)
Cash and cash equivalents at beginning of period	33,598	13,789
Cash and cash equivalents at end of period	$32,301	$3,228
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2	$3
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$4	$29
Stock-based compensation capitalized to software and patent costs	$13	$36
Common stock issued for acquisition	$—	$31,519
Warrants issued for acquisition	$—	$1,601
Right of use assets obtained in exchange for lease obligations	$—	$5,176

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a global leader in product digitization, delivering business value across industries through unique identifiers and cloud-based solutions. Digimarc’s technology highlights a product's journey to provide greater visibility into all relevant product data, allowing companies to make intelligent business decisions.

The Digimarc Illuminate Platform is a distinctive software as a service platform that combines Digimarc’s digital watermarks and/or Quick Response (“QR Codes”) codes with product cloud technologies. By digitizing products using Digimarc’s unique digital watermarks, QR codes, and/or other digital tags, products can connect with the web and interact with consumers and digital devices. Interactions are powered by the product cloud, where data and instructions are provided based on context, and which captures a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All of the Company’s products are complementary to each other, providing exceptional benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•

Digimarc Validate protects product authenticity to ensure real products are in the right place. Digimarc’s technology delivers exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Digimarc’s technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging through unique digital watermarks. Digimarc’s technology activates products and packaging with unique digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

•

Digimarc Retail Experience helps brands meet the evolving needs of retail partners and consumers. Digimarc's technology leverages covert digital watermarks to provide an easier, frictionless shopping experience. In addition, consumer engagement capabilities deliver a direct digital communication channel with consumers.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2023 (the “2022 Annual Report”).

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2022 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Digimarc acquired EVRYTHNG Limited (“EVRYTHNG”) on January 3, 2022. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period. See Note 9 for information related to the EVRYTHNG acquisition.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Business Combinations

The Company allocates purchase price consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of the Company’s stock on the date the acquisition closed. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, the cost to develop acquired technology, useful lives, discount rates, and customer attrition rate.

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

Accounting Pronouncements Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers,” which improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this update primarily address the accounting for contract assets and liabilities from revenue contracts with customers in a business combination, and improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company early adopted this standard on January 1, 2022. The impact of adopting this standard was not material to the Company’s consolidated financial statements.

In  June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022. Early adoption is permitted. The Company adopted this new standard on January 1, 2023.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income (loss), net” in the Consolidated Statement of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$4,698	$—	$—	$4,698
Commercial paper	—	19,437	—	19,437
Federal agency notes	—	15,000	—	15,000
Corporate notes	—	1,986	—	1,986
Total	$4,698	$36,423	$—	$41,121

December 31, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$2,073	$—	$—	$2,073
Commercial paper	—	35,468	—	35,468
Corporate notes	—	8,432	—	8,432
Federal agency notes	—	4,423	—	4,423
Total	$2,073	$48,323	$—	$50,396

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2023, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$41,121	$41,121	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, federal agency notes, money market securities, and corporate notes totaling $30,397 and $31,452 at March 31, 2023, and December 31, 2022, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

3. Revenue Recognition

The Company derives its revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Subscription revenue consists primarily of revenue earned from subscription fees for access to the Company's software as a service platform and products and, to a lesser extent, licensing fees for software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

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

Customer arrangements may contain multiple performance obligations such as software subscriptions, software products, software development services, and/or maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. To determine the transaction price, the Company considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices. For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer. Products and services that are not capable of being distinct are combined with other products or services until a distinct performance obligation is identified.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended March 31,
	2023	2022
Commercial
Subscription	$3,585	$3,491
Service	298	348
Total Commercial	3,883	3,839
Government
Subscription	$300	$300
Service	3,660	3,272
Total Government	3,960	3,572
Total	$7,843	$7,411

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

The following table provides information about contract assets from contracts with customers:

	March 31,	December 31,
	2023	2022
Contract acquisition costs, current	$210	$197
Contract acquisition costs, long-term	68	104
Total	$278	$301

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities from contracts with customers:

	March 31,	December 31,
	2023	2022
Deferred revenue, current	$3,264	$4,145
Deferred revenue, long-term	21	15
Total	$3,285	$4,160

The Company recognized $2,196 of revenue during the three months ended March 31, 2023, that was included in the contract liability balance as of December 31, 2022.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $28,025 and $29,600 as of March 31, 2023, and December 31, 2022, respectively.

4. Segment Information

Geographic Information

The Company derives its revenue from a single reporting segment: product digitization solutions. Revenue is generated in this segment primarily through software subscriptions and software development services. The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended March 31,
	2023	2022
Domestic	$2,767	$2,363
International (1)	5,076	5,048
Total	$7,843	$7,411

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended March 31,
	2023	2022
Customer A	50%	47%
Customer B	23%	10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area was as follows:

	March 31,	December 31,
	2023	2022
United States	$1,966	$2,324
Europe	58	66
Total	$2,024	$2,390

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

There were no stock options granted during the three months ended March 31, 2023. There were 1 stock options granted during the three months ended March 31, 2022, as replacement equity awards for vested stock options held by EVRYTHNG employees.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Restricted Stock Awards

The fair value of restricted stock awards ("RSA") that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit (“RSU”) awards that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Stock Units

The fair value of performance stock unit (“PSU”) awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target is determined based on the probability of achievement of the performance criteria as of each reporting date (measurement date). The probability of achievement is subject to judgment, and could change from period to period, impacting the fair value of the award. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

The fair value of PSU awards that vest upon meeting a service condition and a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

Monte Carlo valuation inputs:

	Three Months Ended March 31,
	2023	2022
Stock price	$22.37	$32.02
Expected volatility	74.7%	82.8%
Risk-free interest rate	4.3%	1.8%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Stock-Based Compensation

	Three Months Ended March 31,
	2023	2022
Stock-based compensation:
Cost of revenue	$238	$201
Sales and marketing	761	744
Research, development and engineering	936	507
General and administrative	941	1,016
Stock-based compensation expense	2,876	2,468
Capitalized to software and patent costs	13	36
Total stock-based compensation	$2,889	$2,504

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s equity compensation plan:

	March 31,	December 31,
	2023	2022
Total unrecognized compensation costs	$21,576	$16,051

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2023, for all non-vested stock-based awards over weighted average periods through March 31, 2027, as follows:

	RSAs	RSUs	PSUs
Weighted average period (in years)	0.90	1.85	2.93

As of March 31, 2023, under the Company’s stock-based compensation plan, an additional 196 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of RSAs and vesting of RSU and PSU awards.

Stock Option Activity

The following table presents the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three Months Ended March 31, 2023:	Options	Price	Fair Value	Value
Outstanding at December 31, 2022	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at March 31, 2023	51	$39.14	$21.72	$—
Exercisable at March 31, 2023	51	$39.14		$—
Unvested at March 31, 2023	—	$—		$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The aggregate intrinsic value is based on the closing price of $19.65 per share of Digimarc common stock on March 31, 2023, which would have been received by the optionees had all of the options with exercise prices less than $19.65 per share been exercised on that date.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2023:	Shares	Fair Value
Unvested balance, December 31, 2022	196	$32.06
Granted	—	$—
Vested	(46)	$33.29
Forfeited	—	$44.36
Unvested balance, March 31, 2023	150	$31.66

The fair value of RSAs vested is as follows:

	Three Months Ended March 31,
	2023	2022
Fair value of RSAs vested	$1,019	$1,603

Restricted Stock Units Activity

The following table presents the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2023:	Shares	Fair Value
Unvested balance, December 31, 2022	370	$24.77
Granted	270	$22.37
Vested	(29)	$25.52
Forfeited	(45)	$25.49
Unvested balance, March 31, 2023	566	$23.53

The fair value of RSU awards vested is as follows:

	Three Months Ended March 31,
	2023	2022
Fair value of RSU awards vested	$624	$47

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Performance Stock Units Activity

The following table presents the unvested PSU activity:

		Weighted
		Average
	Number of	Grant Date
Three months ended March 31, 2023:	Shares	Fair Value
Unvested balance, December 31, 2022	67	$31.92
Change in units based on performance expectations	(6)	$(32.02)
Granted	134	$27.75
Vested	(2)	$(32.02)
Forfeited	(1)	$(32.02)
Unvested balance, March 31, 2023	192	$29.01

The fair value of PSU awards vested is as follows:

	Three Months Ended March 31,
	2023	2022
Fair value of PSU awards vested	$54	$—

6. Shareholders’ Equity

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

7. Loss Per Common Share

The Company calculates basic and diluted earnings per common share in accordance with ASC 260, “Earnings Per Share,” using the two-class method because the Company’s unvested RSAs are a participating security since these awards contain non-forfeitable rights to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed.

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

The following table reconciles loss per common share:

	Three Months Ended March 31,
	2023	2022
Basic Loss per Common Share:
Net loss attributable to common shares — basic	$(14,040)	$(17,781)
Weighted average common shares outstanding — basic	20,093	17,344
Basic loss per common share	$(0.70)	$(1.03)

Diluted Loss per Common Share:
Net loss attributable to common shares — diluted	$(14,040)	$(17,781)
Weighted average common shares outstanding — diluted	20,093	17,344
Diluted loss per common share	$(0.70)	$(1.03)

The following table indicates the common stock equivalents related to stock options, RSUs and PSUs that were anti-dilutive and excluded from diluted earnings per common share calculations:

	March 31,	March 31,
	2023	2022
Anti-dilutive shares due to:
Exercise prices higher than the average market price	51	50
Net loss	59	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	March 31,	December 31,
	2023	2022
Trade accounts receivable, current	$4,940	$5,541
Trade accounts receivable, long-term	23	37
Allowance for doubtful accounts	(114)	(114)
Trade accounts receivable, net	$4,849	$5,464
Unpaid deferred revenue included in trade accounts receivable	$1,204	$2,183

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s outstanding trade accounts receivable. The Company determines the allowance based on historical write-off experience and current information. The Company reviews its allowance for doubtful accounts each reporting period. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers.

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2023	2022
Company A	50%	55%
Company B	10%	*

*         Less than 10%

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

On December 10, 2021, the Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) pursuant to the terms of the acquisition. The Loan Agreement provided a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The original loan maturity date was  December 9, 2022. The loan balance of $2,001 on January 3, 2022, was included in the purchase price allocation below, as the liability was assumed by the combined company. The loan payable balance is eliminated in consolidation in the Consolidated Balance Sheets.

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

The Company allocated $35,720 of the purchase price to intangible assets, which was consisted of $24,170 of developed technology and $11,550 of customer relationships. Goodwill recognized of $7,970 from the acquisition was primarily attributed to an assembled workforce and expected synergies. The Company incurred transaction costs related to the acquisition of $447 in 2022.

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

Customer Relationships

The Company recorded the customer relationships intangible asset separately from goodwill based on a determination of the length, strength and contractual nature of the relationships that EVRYTHNG shared with its customers. The Company valued the single group of customer relationships using the multi-period excess earnings method, which is an income approach. The significant assumptions used in the income approach include estimates about future expected cash flows from customer contracts, the customer attrition rate and the discount rate. The Company is amortizing the customer relationships intangible asset on a straight-line basis over an estimated useful life of 10 years.

The following unaudited pro forma consolidated results of operations include the financial results of Digimarc and EVRYTHNG assuming the acquisition was completed on January 1, 2022, the beginning of the earliest period presented. Pro forma adjustments are primarily comprised of amortization expense on acquired intangible assets, transaction expenses and the elimination of EVRYTHNG’s historical interest expense on long-term debt that was settled at closing. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future.

	Three Months Ended March 31,
	2023	2022
Revenue	$7,843	$7,411
Net loss	$(14,040)	$(17,337)
Loss per common share:
Basic	$(0.70)	$(1.00)
Diluted	$(0.70)	$(1.00)

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

	March 31,	December 31,
	2023	2022
Office furniture and fixtures	$1,616	$1,613
Software	5,593	5,747
Equipment	4,875	4,785
Leasehold improvements	1,861	1,861
Gross property and equipment	13,945	14,006
Less accumulated depreciation and amortization	(11,921)	(11,616)
Property and equipment, net	$2,024	$2,390

11. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium.

Balance at December 31, 2022	$8,229
Currency translation adjustments	206
Balance at March 31, 2023	$8,435

12. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended  March 31, 2023 and 2022.

Patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, but generally approximates seventeen years.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2023	2022
Capitalized patent costs	~17	$10,665	$10,646

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	22,209	21,661
Customer relationships	10	10,613	10,351
Gross intangible assets		43,737	42,908
Accumulated amortization		(11,341)	(9,738)
Intangibles, net		$32,396	$33,170

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$1,493	$1,677

For intangible assets recorded at March 31, 2023, the estimated future aggregate amortization expense for the years ending December 31, 2023 through December 31, 2027 is as follows:

Amortization
As of March 31, 2023	Expense
Remaining in 2023	$4,557
2024	6,068
2025	6,047
2026	6,014
2027	1,537

13. Leases

The Company leases office space in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of March 31, 2023, totaling $860 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in March 2022 and is marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of March 31, 2023, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company’s prior corporate headquarters.

The Company leases office space in London, England under an existing lease entered into by EVRYTHNG in July 2019. The term of the lease runs through July 2023, with remaining rent payments as of March 31, 2023, totaling $68 plus operating expenses, payable in quarterly installments.

The Company accounts for leases in accordance with ASC 842, “Leases.”

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	March 31,	December 31,
	2023	2022
Lease right of use assets	$4,554	$4,720
Lease liabilities, current	891	939
Lease liabilities, long-term	5,901	5,977

Weighted-average remaining life (in years)	6.6	6.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$373	$461
Cash paid for operating leases	$412	$384

The table below reconciles the aggregate cash payment obligations for the first five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of March 31, 2023:

Cash
Payment
As of March 31, 2023:	Obligations
Remaining in 2023	$716
2024	1,178
2025	1,309
2026	1,349
2027	1,389
Thereafter	3,749
Total lease payments	9,690
Imputed interest	(2,898)
Total minimum lease payments	$6,792

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

14. Other Income (Loss)

The following table provides information about other income (loss), net:

	Three Months Ended March 31,
	2023	2022
Interest income	$421	$7
Refundable tax credit	255	—
Foreign currency gains (losses)	67	(17)
Other income	2	6
Total other income (loss), net	$745	$(4)

15. Income Taxes

The (provision) benefit for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the three months ended  March 31, 2023 and 2022 was 0% and 1%, respectively.

The valuation allowance against net deferred tax assets as of March 31, 2023, was $86,804, an increase of $3,804 from $83,000 as of December 31, 2022. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax deficiency of $544 and excess tax benefit of $5 were recognized in the provision for income taxes for the three months ended March 31, 2023 and 2022, respectively, which were offset by $544 and $5 of valuation allowance, respectively.

16. Commitments and Contingencies

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 2, 2023 (our “2022 Annual Report”), and other reports and filings we have made with the U.S. Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “Digimarc,” “we,” “our” and “us” refer to Digimarc Corporation.

All dollar amounts are in thousands except per share amounts or unless otherwise noted. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited (“EVRYTHNG”), a wholly owned subsidiary of Digimarc.

Overview

Digimarc Corporation is a global leader in product digitization, delivering business value across industries through unique identities and cloud-based solutions. Our technology highlights a product’s journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate Platform is a distinctive software as a service platform that combines Digimarc’s digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using our unique digital watermarks, QR codes, and/or other digital tags, products can connect with the web and interact with consumers and digital devices. Interactions are powered by our product cloud, where data and instructions are provided based on context, and which captures a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All our products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•

Digimarc Validate protects product authenticity to ensure real products are in the right place. Our technology delivers exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Our technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging through unique digital watermarks. Our technology activates products and packaging with unique digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

•

Digimarc Retail Experience helps brands meet the evolving needs of retail partners and consumers. Our technology leverages covert digital watermarks to provide an easier, frictionless shopping experience. In addition, consumer engagement capabilities deliver a direct digital communication channel with consumers.

Digimarc has maintained a relationship with a consortium of central banks (the “Central Banks”) for over 24 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 920 U.S. and foreign patents granted and applications pending as of March 31, 2023. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

On January 3, 2022, we completed the acquisition of EVRYTHNG. The EVRYTHNG Product Cloud allows the combined company to offer a complete software as a service product digitization platform to existing customers and prospective customers. The aggregate consideration for the acquisition was 804 thousand shares of common stock of the Company and warrants to purchase 231 thousand shares of common stock of the Company. The warrants expired unexercised. We also paid $4.0 million of closing costs on behalf of the EVRYTHNG sellers. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2022 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents statements of operations data for the periods indicated as a percentage of total revenue. The statements of operations for the three months ended March 31, 2022 reflect the operating results of EVRYTHNG from January 3, 2022, the date the acquisition closed, through March 31, 2022.

Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three month period ended March 31, 2023, and all changes discussed with respect to such periods reflect changes compared to the three month period ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Percentages are percent of total revenue
Revenue:
Subscription	50%	51%
Service	50	49
Total revenue	100	100
Cost of revenue:
Subscription (1)	10	14
Service (1)	22	25
Amortization expense on acquired intangible assets	14	16
Total cost of revenue	46	55
Gross profit	54	45
Operating expenses:
Sales and marketing	80	107
Research, development and engineering	100	82
General and administrative	59	86
Amortization expense on acquired intangible assets	3	5
Impairment of lease right of use assets and leasehold improvements	—	8
Total operating expenses	242	288
Operating loss	(188)	(243)
Other income (loss), net	9	(0)
Loss before income taxes	(179)	(243)
(Provision) benefit for income taxes	(0)	3
Net loss	(179%)	(240)%

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended March 31, 2023, increased $0.4 million, or 6%, to $7.8 million, compared to $7.4 million in the corresponding three month period ended March 31, 2022. The increase in revenue primarily reflects $1.0 million of higher subscription revenue from new commercial contracts and $0.4 million of higher service revenue due to a larger annual budget from the Central Banks for project work in 2023 than 2022, reflecting both higher billing rates and project hours, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Total operating expenses for the three month period ended March 31, 2023, decreased $2.3 million, or 11%, to $19.0 million, compared to $21.4 million in the corresponding three month period ended March 31, 2022. The decrease in operating expenses primarily reflects $1.3 million of lower compensation costs due to lower headcount partially offset by annual compensation adjustments, $0.8 million of lower legal, accounting and tax costs incurred for the EVRYTHNG acquisition and financing activities last year, the impact of the $0.6 million impairment charge to write-down our lease right of use assets last year, $0.6 million of lower travel and conference costs, $0.6 million of lower consulting costs, and $0.4 million of lower recruiting costs, partially offset by $2.1 million of one-time severance costs incurred for organizational changes made in February 2023.

Revenue

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$3,885	$3,791	$94	2%
Service	3,958	3,620	338	9%
Total	$7,843	$7,411	$432	6%
Revenue (as % of total revenue):
Subscription	50%	51%
Service	50%	49%
Total	100%	100%

Subscription. Subscription revenue consists primarily of revenue earned from subscription fees for access to our software as a service platform and products and, to a lesser extent, licensing fees for software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.1 million increase in subscription revenue for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, primarily reflects $1.0 million of higher subscription revenue from new commercial contracts, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Service. Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of our service revenue, has a contract term through December 31, 2029. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The $0.3 million increase in service revenue for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, primarily reflects the impact of a larger annual budget from the Central Banks for project work in 2023 than 2022, which includes both higher billing rates and project hours.

Revenue by geography

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,767	$2,363	$404	17%
International	5,076	5,048	28	1%
Total	$7,843	$7,411	$432	6%
Revenue (as % of total revenue):
Domestic	35%	32%
International	65%	68%
Total	100%	100%

Domestic. The increase in domestic revenue for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, primarily reflects higher subscription revenue from new commercial contracts, partially offset by lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

International. There was no significant increase in international revenue for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, as higher service revenue from the Central Banks was largely offset by lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Revenue by market

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$3,585	$3,491	$94	3%
Service	298	348	(50)	(14)%
Total Commercial	$3,883	$3,839	$44	1%

Government:
Subscription	$300	$300	$—	—%
Service	3,660	3,272	388	12%
Total Government	$3,960	$3,572	$388	11%
Total	$7,843	$7,411	$432	6%

Commercial. The change in commercial revenue for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, reflects $1.0 million of higher subscription revenue from new commercial contracts, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Government. The $0.4 million increase in government revenue for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, primarily reflects the impact of a larger annual budget from the Central Banks for project work in 2023 than 2022, which includes both higher billing rates and project hours.

Cost of revenue

Service. Cost of service revenue primarily includes:

•

compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers, quality assurance personnel, professional services team and other personnel where we bill our customers for time and materials costs;

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Subscription. Cost of subscription revenue primarily includes:

•	internet cloud hosting costs and image search data fees to support our subscription products;

•	cost of outside contractors that provide operational support for our subscription products;

•	license fees paid to technology solution providers when we sell a combined solution; and

•	amortization of capitalized patent costs and patent maintenance fees.

Amortization expense on acquired intangible assets. Includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$3,090	$2,749	$341	12%
Service (1)	2,243	1,789	454	25%
Amortization expense on acquired intangible assets	(1,089)	(1,194)	105	(9)%
Total	$4,244	$3,344	$900	27%
Gross Profit Margin:
Subscription (1)	80%	73%
Service (1)	57%	49%
Total	54%	45%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The increase of $0.9 million in total gross profit for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due to $0.5 million of higher service gross profit contribution reflecting higher service revenue and lower professional services costs, $0.3 million of higher subscription gross profit contribution reflecting higher subscription revenue, a favorable mix of subscription revenue, and lower platform costs, and $0.1 million of lower amortization expense recognized on acquired intangible assets due to changes in foreign currency exchange rates.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due to the increase in subscription revenue combined with a favorable mix of subscription revenue, and lower platform costs.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due to higher service revenue combined with lower professional services costs.

Operating expenses

Sales and marketing

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$6,298	$7,945	$(1,647)	(21)%
Sales and marketing (as % of total revenue)	80%	107%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in sales and marketing expenses for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due to:

•	decreased compensation costs of $1.1 million reflecting lower headcount, inclusive of transfers to other departments, partially offset by annual compensation adjustments;

•	decreased infrastructure and centralized costs of facilities and information technology of $0.6 million;

•	decreased travel and conference expenses of $0.5 million; and

•	lower recruiting costs of $0.2 million; partially offset by

•	one-time severance costs of $0.8 million incurred for organizational changes we made in February 2023.

Research, development and engineering

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$7,826	$6,091	$1,735	28%
Research, development and engineering (as % of total revenue)	100%	82%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for product development; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The increase in research, development and engineering expenses for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due to:

•	one-time severance costs of $1.1 million incurred for organizational changes we made in February 2023; and

•	increased compensation costs of $0.8 million reflecting higher headcount, inclusive of transfers from other departments, and annual compensation adjustments; partially offset by

•	decreased infrastructure and centralized costs of facilities and information technology of $0.5 million.

General and administrative

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$4,627	$6,408	$(1,781)	(28)%
General and administrative (as % of total revenue)	59%	86%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as sales and marketing and research, development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of cash and stock-based compensation and related costs of our general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources functions;

•	costs associated with being a public company;

•	third party costs, including filing and governmental regulatory fees and outside legal fees and translation costs, related to the filing and maintenance of our intellectual property; and

•	charges for infrastructure and centralized costs of facilities and information technology.

The decrease in general and administrative expenses for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due to:

•	decreased compensation costs of $1.0 million reflecting lower headcount, inclusive of transfers to other departments, partially offset by annual compensation adjustments;

,

•	decreased legal, accounting and tax costs of $0.8 million due to costs incurred for the EVRYTHNG acquisition and financing activities in the first quarter of 2022;

•	$0.6 million impairment charge to write-down our lease right of use assets and leasehold improvements in the first quarter of 2022; and

•	decreased consulting costs of $0.5 million largely relate to the EVRYTHNG acquisition and integration; partially offset by

•	increased infrastructure and centralized costs of facilities and information technology of $0.8 million; and

•	one-time severance costs of $0.2 million incurred for organizational changes we made in February 2023.

Amortization expense on acquired intangible assets

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$260	$342	$(82)	(24)%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	5%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The decrease in amortization expense on acquired intangible assets primarily reflects the impact of changes in foreign currency exchange rates.

Impairment of lease right of use assets and leasehold improvements

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$574	$(574)	> (100)%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	0%	8%

The decrease in impairment of lease right of use assets and leasehold improvements relates to the impairment recorded on our prior corporate headquarters that was triggered upon moving to our new corporate headquarters in March 2022.

Stock-based compensation

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$238	$201	$37	18%
Sales and marketing	761	744	17	2%
Research, development and engineering	936	507	429	85%
General and administrative	941	1,016	(75)	(7)%
Total	$2,876	$2,468	$408	17%

The increase in stock-based compensation expense for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily the result of one-time stock compensation costs of $0.6 million incurred for the organizational changes we made in February 2023.

We anticipate incurring an additional $21,576 in stock-based compensation expense through March 31, 2027, for awards outstanding as of March 31, 2023.

Other income, net

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Other income (loss), net	$745	$(4)	$749	18,725%
Other income (loss), net (as % of total revenue)	9%	(0)%

The increase in other income (loss), net for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, was primarily due higher interest income due to higher interest rates on our cash equivalents and marketable securities and the impact of refundable tax credits.

Income Taxes

The (provision) benefit for income taxes reflects current taxes, deferred taxes, and withholding taxes. The effective tax rate for the three month periods ended March 31, 2023 and 2022 was 0% and 1%, respectively. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2023, was $86,804, an increase of $3,804 from $83,000 as of December 31, 2022.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2023, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per common share (diluted) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
GAAP gross profit	$4,244	$3,344
Amortization of acquired intangible assets	1,089	1,194
Amortization and write-off of other intangible assets	144	141
Stock-based compensation	238	201
Non-GAAP gross profit	$5,715	$4,880
Non-GAAP gross profit margin	73%	66%

GAAP operating expenses	$19,011	$21,360
Depreciation and write-off of property and equipment	(428)	(390)
Amortization of acquired intangible assets	(260)	(342)
Amortization and write-off of other intangible assets	(39)	(30)
Amortization of lease right of use assets under operating leases	(166)	(271)
Stock-based compensation	(2,638)	(2,267)
Impairment of lease right of use assets and leasehold improvements	—	(574)
Acquisition-related expenses	—	(444)
Non-GAAP operating expenses	$15,480	$17,042

GAAP net loss	$(14,040)	$(17,781)
Total adjustments to gross profit	1,471	1,536
Total adjustments to operating expenses	3,531	4,318
Non-GAAP net loss	$(9,038)	$(11,927)

GAAP loss per common share (diluted)	$(0.70)	$(1.03)
Non-GAAP net loss	$(9,038)	$(11,927)
Non-GAAP loss per common share (diluted)	$(0.45)	$(0.69)

Non-GAAP gross profit for the three months ended March 31, 2023, increased by $0.8 million compared to the three months ended March 31, 2022. The increase was primarily due to higher subscription and service revenue and lower platform and professional services costs.

Non-GAAP gross profit margin for the three months ended March 31, 2023, increased to 73% compared to 66% for the three months ended March 31, 2022. The increase was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue and lower platform costs and higher service revenue combined with lower professional services costs.

Non-GAAP operating expenses for the three months ended March 31, 2023, decreased by $1.6 million compared to the three months ended March 31, 2022. The decrease was primarily due to $1.0 million of lower compensation costs due to lower headcount partially offset by annual compensation adjustments, $0.6 million of lower travel and conference costs, $0.6 million of lower consulting costs, $0.4 million of lower recruiting costs, and $0.4 million of lower non-acquisition related legal and accounting costs, partially offset by $1.5 million of one-time cash severance payments for organizational changes we made in February 2023.

Liquidity and Capital Resources

	March 31,	December 31,
	2023	2022
Working capital	$43,985	$54,007
Current ratio (1)	6.3:1	6.3:1

Cash, cash equivalents and short-term marketable securities	$43,025	$52,542
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$43,025	$52,542

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $9.5 million decrease in cash, cash equivalents and marketable securities at March 31, 2023, from December 31, 2022, resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and our marketable securities with major financial institutions. At times deposits may exceed insured limits. Marketable securities primarily include commercial paper, federal agency notes, and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days’ notice.

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

Operating Cash Flow

The components of cash flows used in operating activities were:

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(14,040)	$(17,781)	$(3,741)	(21)%
Non-cash items	5,002	5,436	434	8%
Changes in operating assets and liabilities	294	489	195	40%
Net cash used in operating activities	$(8,744)	$(11,856)	$(3,112)	(26)%

Cash flows used in operating activities for the three month period ended March 31, 2023, decreased by $3,112, compared to the corresponding three month period ended March 31, 2022, primarily as a result of a $3,741 lower net loss, partially offset by changes in non-cash items and operating assets and liabilities. The change in non-cash items reflects lower impairment on lease right of use assets and amortization of acquired intangible assets, partially offset by higher stock-based compensation. The changes in operating assets and liabilities are largely due to the timing and amount of customer receipts and vendor payments.

Cash flows provided by investing activities for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, increased by $6,217. The increase reflects higher net proceeds from maturities of marketable securities, $3,512 of net cash paid for the acquisition of EVRYTHNG in January 2022, and lower purchases of property and equipment.

Cash flows used in financing activities for the three month period ended March 31, 2023, compared to the corresponding three month period ended March 31, 2022, increased by $84. The increase reflects higher purchases of shares of common stock for tax withholding in connection with the vesting of stock awards.

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

Shelf Registration

On June 5, 2020, we filed a new shelf registration statement on Form S-3 that included $49,265 of unsold securities from our prior shelf registration statement filed on May 26, 2017 that expired on June 9, 2020. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100,000. As of March 31, 2023, $34,633 remains available under the shelf registration. The new shelf registration statement will expire on July 24, 2023.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10,000, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any shares under this Equity Distribution Agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023, $1,948 remains available for future issuance under the Equity Distribution Agreement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2022 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	our expectations regarding the acquisition of EVRYTHNG and its impact on our business, including our expectations regarding no additional shares being issued in connection with the acquisition;

•	the concentration of most of our revenue among few customers;

•	and the trends and sources of future revenue;

•	anticipated successful advocacy of our technology by our partners;

•	our belief regarding the global deployment of our products;

•	our beliefs regarding potential outcomes of participating in the HolyGrail 2.0 initiative and the utility of our products in the recycling industry;

•	our ESG projects and ESG Impact Report;

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

We believe that the risk factors specified above and the risk factors contained in 2022 Part I, Item 1A. “Risk Factors” of our 2022 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of EVRYTHNG on January 3, 2022. We have integrated EVRYTHNG into our internal control over financial reporting, and management’s evaluation of the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.         Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2022 Annual Report. The risks and uncertainties described in our 2022 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2023, there have been no material changes to the risk factors previously disclosed in our 2022 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding tax liability in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2023:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2023 to January 31, 2023	—	$—	—	$—
Month 2
February 1, 2023 to February 28, 2023	29,369	$22.31	—	$—
Month 3
March 1, 2023 to March 31, 2023	—	$—	—	$—
Total	29,369	$22.31	—	$—

(1)

Stock option shares and shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon stock option exercises and vesting of restricted stock, restricted stock units and performance stock units.

Item 6.     Exhibits.

Exhibit Number	Exhibit Description

10.1	Equity Compensation Program for Non-Employee Directors Under the Digimarc 2018 Incentive Plan

10.2	Grant-Back License Agreement, dated as of October 4, 2010, between Digimarc Corporation and IV Digital Multimedia Inventories, LLC+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)