Form 10-Q
period 2023-06-30
Digimarc CORP
filed 2023-08-08
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 20,336,193 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$26,825	$33,598
Marketable securities	7,717	18,944
Trade accounts receivable, net	11,981	5,427
Other current assets	4,445	6,172
Total current assets	50,968	64,141
Property and equipment, net	1,775	2,390
Intangibles, net	31,421	33,170
Goodwill	8,568	8,229
Lease right of use assets	4,202	4,720
Other assets	1,388	1,127
Total assets	$98,322	$113,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,162	$5,989
Deferred revenue	8,101	4,145
Total current liabilities	13,263	10,134
Long-term lease liabilities	6,066	5,977
Other long-term liabilities	355	76
Total liabilities	19,684	16,187
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2023 and December 31, 2022)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 20,334 and 20,260 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	20	20
Additional paid-in capital	371,893	367,692
Accumulated deficit	(290,472)	(265,809)
Accumulated other comprehensive loss	(2,853)	(4,363)
Total shareholders’ equity	78,638	97,590
Total liabilities and shareholders’ equity	$98,322	$113,777

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$4,678	$3,244	$8,563	$7,035
Service	4,052	4,503	8,010	8,123
Total revenue	8,730	7,747	16,573	15,158
Cost of revenue:
Subscription (1)	771	886	1,566	1,928
Service (1)	1,968	1,744	3,683	3,575
Amortization expense on acquired intangible assets	1,122	1,120	2,211	2,314
Total cost of revenue	3,861	3,750	7,460	7,817
Gross profit	4,869	3,997	9,113	7,341
Operating expenses:
Sales and marketing	5,106	8,073	11,404	16,018
Research, development and engineering	6,161	6,065	13,987	12,156
General and administrative	4,352	4,487	8,979	10,895
Amortization expense on acquired intangible assets	268	321	528	663
Impairment of lease right of use assets and leasehold improvements	250	—	250	574
Total operating expenses	16,137	18,946	35,148	40,306
Operating loss	(11,268)	(14,949)	(26,035)	(32,965)
Other income, net	647	93	1,392	89
Loss before income taxes	(10,621)	(14,856)	(24,643)	(32,876)
(Provision) benefit for income taxes	(2)	217	(20)	456
Net loss	$(10,623)	$(14,639)	$(24,663)	$(32,420)

Loss per share:
Loss per share — basic	$(0.53)	$(0.75)	$(1.23)	$(1.76)
Loss per share — diluted	$(0.53)	$(0.75)	$(1.23)	$(1.76)
Weighted average shares outstanding — basic	20,162	19,539	20,128	18,448
Weighted average shares outstanding — diluted	20,162	19,539	20,128	18,448

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$43	$(52)	$144	$(250)
Foreign currency translation adjustment, net of tax of $0	591	(2,700)	1,366	(3,619)
Other comprehensive income (loss)	$634	$(2,752)	$1,510	$(3,869)
Net loss	(10,623)	(14,639)	(24,663)	(32,420)
Comprehensive loss	$(9,989)	$(17,391)	$(23,153)	$(36,289)

(1) Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three months ended June 30, 2023:
Balance at March 31, 2023	10	$50	20,271	$20	$369,925	$(279,849)	$(3,487)	$86,659
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	44	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—	—
Purchase of common stock	—	—	(21)	—	(624)	—	—	(624)
Stock-based compensation	—	—	—	—	2,592	—	—	2,592
Unrealized gain on marketable securities	—	—	—	—	—	—	43	43
Foreign currency translation adjustments	—	—	—	—	—	—	591	591
Net loss	—	—	—	—	—	(10,623)	—	(10,623)
Balance at June 30, 2023	10	$50	20,334	$20	$371,893	$(290,472)	$(2,853)	$78,638

Three months ended June 30, 2022:
Balance at March 31, 2022	10	$50	17,687	$18	$296,364	$(223,792)	$(1,117)	$71,523
Issuance of common stock	—	—	2,250	2	58,218	—	—	58,220
Issuance of restricted common stock	—	—	40	—	—	—	—	—
Vesting of restricted stock units	—	—	16	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(13)	—	—	—	—	—
Purchase of common stock	—	—	(21)	—	(391)	—	—	(391)
Stock-based compensation	—	—	—	—	3,318	—	—	3,318
Unrealized loss on marketable securities	—	—	—	—	—	—	(52)	(52)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,700)	(2,700)
Net loss	—	—	—	—	—	(14,639)	—	(14,639)
Balance at June 30, 2022	10	$50	19,959	$20	$357,509	$(238,431)	$(3,869)	$115,279

Six months ended June 30, 2023:
Balance at December 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	73	—	—	—	—	—
Vesting of performance stock units	—	—	2	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—	—
Purchase of common stock	—	—	(51)	—	(1,280)	—	—	(1,280)
Stock-based compensation	—	—	—	—	5,481	—	—	5,481
Unrealized gain on marketable securities	—	—	—	—	—	—	144	144
Foreign currency translation adjustments	—	—	—	—	—	—	1,366	1,366
Net loss	—	—	—	—	—	(24,663)	—	(24,663)
Balance at June 30, 2023	10	$50	20,334	$20	$371,893	$(290,472)	$(2,853)	$78,638

Six months ended June 30, 2022:
Balance at December 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock	—	—	3,022	3	89,736	—	—	89,739
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Issuance of restricted common stock	—	—	40	—	—	—	—	—
Vesting of restricted stock units	—	—	17	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(21)	—	—	—	—	—
Purchase of common stock	—	—	(39)	—	(974)	—	—	(974)
Stock-based compensation	—	—	—	—	5,822	—	—	5,822
Unrealized loss on marketable securities	—	—	—	—	—	—	(250)	(250)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,619)	(3,619)
Net loss	—	—	—	—	—	(32,420)	—	(32,420)
Balance at June 30, 2022	10	$50	19,959	$20	$357,509	$(238,431)	$(3,869)	$115,279

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,663)	$(32,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	688	720
Amortization of acquired intangible assets	2,739	2,977
Amortization and write-off of other intangible assets	338	344
Amortization of lease right of use assets under operating leases	332	520
Stock-based compensation	5,454	5,742
Impairment of lease right of use assets and leasehold improvements	250	574
Changes in operating assets and liabilities:
Trade accounts receivable	(6,492)	1,776
Other current assets	1,827	(600)
Other assets	(268)	(568)
Accounts payable and other accrued liabilities	(839)	(2,881)
Deferred revenue	4,106	(1,043)
Lease liability and other long-term liabilities	38	(808)
Net cash used in operating activities	(16,490)	(25,667)
Cash flows from investing activities:
Net cash paid for acquisition	—	(3,512)
Purchase of property and equipment	(121)	(716)
Capitalized patent costs	(198)	(271)
Proceeds from maturities of marketable securities	19,984	11,148
Purchases of marketable securities	(8,664)	(4,908)
Net cash provided by investing activities	11,001	1,741
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	58,220
Purchase of common stock	(1,280)	(974)
Repayment of loans	(16)	(17)
Net cash (used in) provided by financing activities	(1,296)	57,229
Effect of exchange rate on cash	12	(41)
Net (decrease) increase in cash and cash equivalents	(6,773)	33,262
Cash and cash equivalents at beginning of period	33,598	13,789
Cash and cash equivalents at end of period	$26,825	$47,051
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(133)	$(14)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$28	$4
Stock-based compensation capitalized to software and patent costs	$27	$80
Common stock issued for acquisition	$—	$31,519
Warrants issued for acquisition	$—	$1,601
Right of use assets obtained in exchange for lease obligations	$31	$5,176

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation (“Digimarc” or the “Company”), an Oregon corporation, is a global leader in product digitization and digital media identification, delivering business value across industries through unique identifiers and cloud-based solutions. Digimarc’s technology highlights a product's journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

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

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All of the Company’s products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, Digimarc’s technologies provide many benefits, including:

•

Digimarc Validate supports authenticity in the physical and digital worlds to help ensure online interactions can be trusted and that real products are in the right place. Digimarc's technology protects digital images, product packaging, and other physical items by delivering exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Digimarc’s technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging. Digimarc’s technology activates products and packaging with covert digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Business Combinations

The Company allocates purchase price consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on the closing price of the Company’s stock on the date the acquisition closed. The excess of fair value of purchase price consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such fair value calculations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, the cost to develop acquired technology, useful lives, discount rates, and customer attrition rate.

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

        In connection with the Company’s annual impairment test of goodwill as of June 30, 2023 and 2022, management concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Accounting Pronouncements Adopted

In  June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss (“CECL”) model which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022. Early adoption is permitted. The Company adopted this new standard on January 1, 2023.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and disclosures.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$3,715	$—	$—	$3,715
Commercial paper	—	15,904	—	15,904
U.S. treasuries	—	7,747	—	7,747
Federal agency notes	—	5,964	—	5,964
Total	$3,715	$29,615	$—	$33,330

December 31, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$2,073	$—	$—	$2,073
Commercial paper	—	35,468	—	35,468
Corporate notes	—	8,432	—	8,432
Federal agency notes	—	4,423	—	4,423
Total	$2,073	$48,323	$—	$50,396

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2023, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$33,330	$33,330	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, U.S. treasuries, federal agency notes, and money market securities totaling $25,613 and $31,452 at June 30, 2023, and December 31, 2022, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial:
Subscription	$4,378	$2,756	$7,963	$6,247
Service	338	1,114	636	1,462
Total Commercial	4,716	3,870	8,599	7,709
Government:
Subscription	$300	$488	$600	$788
Service	3,714	3,389	7,374	6,661
Total Government	4,014	3,877	7,974	7,449
Total	$8,730	$7,747	$16,573	$15,158

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

The following table provides information about contract assets:

	June 30,	December 31,
	2023	2022
Contract acquisition costs, current	$210	$197
Contract acquisition costs, long-term	16	104
Total	$226	$301

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	June 30,	December 31,
	2023	2022
Deferred revenue, current	$8,101	$4,145
Deferred revenue, long-term	237	15
Total	$8,338	$4,160

The Company recognized $3,069 of revenue during the three months ended June 30, 2023, that was included in the contract liability balance as of December 31, 2022.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $35,546 and $29,600 as of June 30, 2023, and December 31, 2022, respectively.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$2,853	$2,007	$5,620	$4,370
International (1)	5,877	5,740	10,953	10,788
Total	$8,730	$7,747	$16,573	$15,158

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as International revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	46%	47%	48%	47%
Customer B	21%	*	22%	*

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	June 30,	December 31,
	2023	2022
United States	$1,725	$2,324
Europe	50	66
Total	$1,775	$2,390

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

There were no stock options granted during the six months ended June 30, 2023. There were 1 stock options granted during the six months ended June 30, 2022, as replacement equity awards for vested stock options held by EVRYTHNG employees.

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

Performance Stock Units

The fair value of performance stock unit (“PSU”) awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the probability of achievement of the performance criteria as of each reporting date (measurement dates). The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized. The Company recognizes the fair value of the award, after adjusting for any changes in the probability of achievement, on a straight-line basis over the service period of the award, which is generally three years for employee grants.

The fair value of PSU awards that vest upon meeting a service condition and a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

Monte Carlo valuation inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock price	$—	$—	$22.37	$32.02
Expected volatility	—	—	74.7%	82.8%
Risk-free interest rate	—	—	4.3%	1.8%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation:
Cost of revenue	$318	$265	$556	$466
Sales and marketing	563	1,149	1,324	1,893
Research, development and engineering	675	643	1,611	1,150
General and administrative	1,022	1,217	1,963	2,233
Stock-based compensation expense	2,578	3,274	5,454	5,742
Capitalized to software and patent costs	14	44	27	80
Total stock-based compensation	$2,592	$3,318	$5,481	$5,822

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	June 30,	December 31,
	2023	2022
Total unrecognized compensation costs	$20,052	$16,051

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2023, for all non-vested stock-based awards over weighted average periods through  June 30, 2027, as follows:

	RSAs	RSUs	PSUs
Weighted average period (in years)	1.04	1.74	2.14

As of June 30, 2023, under the Company’s stock incentive plan, an additional 1,374 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of RSAs and vesting of RSU and PSU awards.

Stock Option Activity

The following table presents the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three Months Ended June 30, 2023:	Options	Price	Fair Value	Value
Outstanding at March 31, 2023	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at June 30, 2023	51	$39.14	$21.72	$9

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Six Months Ended June 30, 2023:	Options	Price	Fair Value	Value
Outstanding at December 31, 2022	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at June 30, 2023	51	$39.14	$21.72	$9
Exercisable at June 30, 2023	51	$39.14	$21.72	$9
Unvested at June 30, 2023	—	$—		$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The aggregate intrinsic value is based on the closing price of $29.44 per share of Digimarc common stock on June 30, 2023, which would have been received by the optionees had all of the options with exercise prices less than $29.44 per share been exercised on that date.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2023:	Shares	Fair Value
Unvested balance at March 31, 2023	150	$31.66
Granted	45	$22.10
Vested	(49)	$(24.34)
Forfeited	(5)	$(33.78)
Unvested balance at June 30, 2023	141	$31.04

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2023:	Shares	Fair Value
Unvested balance at December 31, 2022	196	$32.06
Granted	45	$22.10
Vested	(95)	$(28.67)
Forfeited	(5)	$(34.30)
Unvested balance at June 30, 2023	141	$31.04

The fair value of RSAs vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of RSAs vested	$439	$1,175	$1,458	$2,778

Restricted Stock Units Activity

The following table presents the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2023:	Shares	Fair Value
Unvested balance at March 31, 2023	566	$23.53
Granted	11	$26.44
Vested	(44)	$(23.84)
Forfeited	(9)	$(24.13)
Unvested balance at June 30, 2023	524	$23.56

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2023:	Shares	Fair Value
Unvested balance at December 31, 2022	370	$24.77
Granted	280	$22.53
Vested	(73)	$(24.48)
Forfeited	(53)	$(25.27)
Unvested balance at June 30, 2023	524	$23.56

The fair value of RSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of RSU awards vested	$1,203	$286	$1,827	$333

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Performance Stock Units Activity

The following table presents the unvested PSU activity:

Weighted
Average
	Number of	Grant Date
Three Months Ended June 30, 2023:	Shares	Fair Value
Unvested balance at March 31, 2023	192	$29.01
Change in units based on performance expectations	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at June 30, 2023	192	$29.01

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2023:	Shares	Fair Value
Unvested balance at December 31, 2022	67	$31.92
Change in units based on performance expectations	(6)	$(32.02)
Granted	134	$27.75
Vested	(2)	$(32.02)
Forfeited	(1)	$(32.02)
Unvested balance at June 30, 2023	192	$29.01

The fair value of PSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of PSU awards vested	$—	$—	$54	$—

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

7. Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with ASC 260, “Earnings Per Share,” using the treasury stock method.

Basic earnings per share excludes dilution and is calculated by dividing earnings by the weighted-average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing earnings by the weighted-average number of shares, as adjusted for the potentially dilutive effect of stock options and unvested RSAs, RSUs, and PSUs. The dilutive effect of stock options and unvested RSAs, RSUs, and PSUs is determined using the treasury stock method.

The following table reconciles earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings (Loss) per Share:
Net loss — basic	$(10,623)	$(14,639)	$(24,663)	$(32,420)
Weighted average shares outstanding — basic	20,162	19,539	20,128	18,448
Basic loss per share	$(0.53)	$(0.75)	$(1.23)	$(1.76)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(10,623)	$(14,639)	$(24,663)	$(32,420)
Weighted average shares outstanding — diluted	20,162	19,539	20,128	18,448
Diluted loss per share	$(0.53)	$(0.75)	$(1.23)	$(1.76)

The following table indicates the stock equivalents related to stock options and unvested RSAs, RSUs, and PSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive shares due to:
Exercise prices higher than the average market price	50	51	50	50
Net loss	33	—	46	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	June 30,	December 31,
	2023	2022
Trade accounts receivable, current	$12,095	$5,541
Trade accounts receivable, long-term	18	37
Allowance for doubtful accounts	(114)	(114)
Trade accounts receivable, net	$11,999	$5,464
Unpaid deferred revenue included in trade accounts receivable	$6,102	$2,183

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Allowance for Doubtful Accounts

The Company's accounts receivable are subject to concentrations of credit risk. The Company maintains an allowance for its doubtful accounts receivable to reflect any estimated credit losses. This allowance is evaluated each quarter on a customer by customer basis and considers historical write-off experience with each customer, the number of days that any delinquent invoices are past due, and an evaluation of the potential risk of loss associated with any delinquent accounts. The Company records the allowance in "general and administrative" expense in the Consolidated Statements of Operations, up to the amount of revenue recognized to date for each account. Any incremental allowance is recorded as an offset to "deferred revenue" in the Consolidated Balance Sheets. Account receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers.

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2023	2022
Company A	55%	*
Company B	21%	55%

*         Less than 10%

9. Business Combination

On January 3, 2022, the Company completed its acquisition of EVRYTHNG, a London-based product cloud company. The aggregate preliminary purchase price for the acquisition was $36,634, which included the fair value of the 772 shares issued of common stock of the Company of $31,519 and the warrants issued to purchase 231 shares of common stock of the Company of $1,601. The fair value of the warrants was determined using the Black-Scholes option pricing model using the Company’s stock price on the date of issuance of $40.84, the strike price on the warrants of $36.56 and expected volatility of 60%. All of the warrants expired in 2022 unexercised. The aggregate preliminary purchase price also included $3,986 of cash paid by the Company to pay closing costs on behalf of the EVRYTHNG sellers, less cash acquired of $474. A portion of the consideration was held back by the Company to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the EVRYTHNG sellers.

In August 2022, the Company issued 22 additional shares of common stock of the Company at the fair value of $872, that were originally held back for post-closing adjustments.

In January 2023, the Company issued 10 additional shares of common stock of the Company at the fair value of $428, that were originally held back for indemnification obligations.

The Company entered into a Loan Agreement with EVRYTHNG (the “Loan Agreement”) on December 10, 2021 pursuant to the terms of the acquisition. The Loan Agreement provided a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The original loan maturity date was  December 9, 2022. The loan balance of $2,001 on January 3, 2022, was included in the purchase price allocation below, as the liability was assumed by the combined company.

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

The Company allocated $35,720 of the purchase price to intangible assets, which consisted of $24,170 of developed technology and $11,550 of customer relationships. Goodwill recognized of $7,970 from the acquisition was primarily attributed to an assembled workforce and expected synergies. The Company incurred transaction costs related to the acquisition of $447 in 2022.

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

The following unaudited pro forma consolidated results of operations include the financial results of Digimarc and EVRYTHNG assuming the acquisition was completed on January 1, 2022, the beginning of the earliest period presented. Pro forma adjustments are primarily comprised of transaction expenses. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved or of results that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$8,730	$7,747	$16,573	$15,158
Net loss	$(10,623)	$(14,636)	$(24,663)	$(31,973)
Loss per share:
Basic	$(0.53)	$(0.75)	$(1.23)	$(1.73)
Diluted	$(0.53)	$(0.75)	$(1.23)	$(1.73)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

10. Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense when incurred.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the lease term.

	June 30,	December 31,
	2023	2022
Office furniture and fixtures	$1,616	$1,613
Software	5,612	5,747
Equipment	4,909	4,785
Leasehold improvements	1,861	1,861
Gross property and equipment	13,998	14,006
Less accumulated depreciation	(12,223)	(11,616)
Property and equipment, net	$1,775	$2,390

11. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the six months ended June 30, 2023 and 2022.

Balance at December 31, 2022	$8,229
Currency translation adjustments	339
Balance at June 30, 2023	$8,568

12. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended  June 30, 2023 and 2022.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2023	2022
Capitalized patent costs	~17	$10,758	$10,646

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	22,617	21,661
Customer relationships	10	10,808	10,351
Gross intangible assets		44,433	42,908
Accumulated amortization		(13,012)	(9,738)
Intangibles, net		$31,421	$33,170

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$1,536	$1,583	$3,029	$3,260

For intangible assets recorded at June 30, 2023, the estimated future aggregate amortization expense for the years ending December 31, 2023 through December 31, 2027 is as follows:

Amortization
As of June 30, 2023	Expense
Remaining in 2023	$3,089
2024	6,174
2025	6,152
2026	6,119
2027	1,561

13. Leases

The Company leases office space in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of June 30, 2023, totaling $648 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in March 2022 and is marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of June 30, 2023, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company’s prior corporate headquarters.

The Company leased office space in London, England under a lease entered into by EVRYTHNG in July 2019. The term of the lease ended in July 2023, with no remaining rent payments as of June 30, 2023.

The Company accounts for leases in accordance with ASC 842, “Leases.”

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2023	2022
Lease right of use assets	$4,202	$4,720
Lease liabilities, current	$629	$939
Lease liabilities, long-term	$6,066	$5,977

Weighted-average remaining life (in years)	6.6	6.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recorded an "impairment of lease right of use assets and leasehold improvements" of $250 and $574 in the Consolidated Statements of Operations in the second quarter of 2023 and the first quarter of 2022, respectively. The impairment was initially triggered when the Company vacated its prior corporate headquarters. The impairment charges were determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office space over the remaining lease term.

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$469	$463	$842	$924
Cash paid for operating leases	$237	$406	$649	$790

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of June 30, 2023:

Cash
Payment
As of June 30, 2023:	Obligations
Remaining in 2023	$435
2024	1,186
2025	1,317
2026	1,356
2027	1,397
Thereafter	3,751
Total lease payments	9,442
Imputed interest	(2,747)
Total minimum lease payments	$6,695

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

14. Other Income

The following table provides information about other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$439	$84	$860	$91
Refundable tax credit	151	—	406	—
Foreign currency gains (losses)	56	4	123	(13)
Other income	1	5	3	11
Total other income, net	$647	$93	$1,392	$89

15. Income Taxes

The (provision) benefit for income taxes reflects current taxes and deferred taxes. The effective tax rate for the six months ended June 30, 2023 and 2022 was 0% and 1%, respectively.

The valuation allowance against net deferred tax assets as of June 30, 2023, was $89,549, an increase of $6,549 from $83,000 as of December 31, 2022. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax deficiencies of $695 and $1,239 were recognized in the provision for income taxes for the three and six months ended June 30, 2023, respectively, which were offset by $695 and $1,239 of valuation allowance, respectively.

Excess tax deficiencies of $820 and $815 were recognized in the provision for income taxes for the three and six months ended June 30, 2022, respectively, which were offset by $820 and $815 of valuation allowance, respectively.

16. Commitments and Contingencies

Certain of the Company’s contracts include an indemnification provision for claims from third parties relating to infringement of intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450, “Contingencies.” To date, there have been no claims made under such indemnification provisions.

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

All dollar amounts within the tables are in thousands. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited (“EVRYTHNG”), a wholly owned subsidiary of Digimarc.

Overview

Digimarc Corporation is a global leader in product digitization and digital media identification, delivering business value across industries through unique identities and cloud-based solutions. Our technology highlights a product’s journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate Platform is a distinctive software as a service platform that combines our digital watermarks and/or Quick Response (“QR”) codes with product cloud technologies. By digitizing products using our unique digital watermarks, QR codes, and/or other digital tags, products can connect with the web and interact with consumers and digital devices. Interactions are powered by our product cloud, where data and instructions are provided based on context, and which captures a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate Platform to address specific business needs. All of our products are complementary to each other, providing exponential benefits when combined. By enabling customers to create digital identities for physical and digital media objects, our technologies provide many benefits, including:

•

Digimarc Validate supports authenticity in the physical and digital worlds to help ensure online interactions can be trusted and that real products are in the right place. Our technology protects digital images, product packaging, and other physical items by delivering exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Our technology activates products and media through on-package QR codes, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging. Our technology activates products and packaging with covert digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

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

To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 920 U.S. and foreign patents granted and applications pending as of June 30, 2023. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. The Consolidated Statements of Operations for the three and six months ended June 30, 2022 reflect the operating results of EVRYTHNG from January 3, 2022, the date the acquisition closed, through June 30, 2022.

Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six month period ended June 30, 2023, and all changes discussed with respect to such periods reflect changes compared to the three and six month period ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentages are percent of total revenue
Revenue:
Subscription	54%	42%	52%	46%
Service	46	58	48	54
Total revenue	100	100	100	100
Cost of revenue:
Subscription (1)	9	11	9	13
Service (1)	23	23	22	24
Amortization expense on acquired intangible assets	13	14	13	15
Total cost of revenue	44	48	45	52
Gross profit	56	52	55	48
Operating expenses:
Sales and marketing	58	104	69	106
Research, development and engineering	71	78	84	80
General and administrative	50	58	54	72
Amortization expense on acquired intangible assets	3	4	3	4
Impairment of lease right of use assets and leasehold improvements	3	—	2	4
Total operating expenses	185	245	212	266
Operating loss	(129)	(193)	(157)	(217)
Other income, net	7	1	8	1
Loss before income taxes	(122)	(192)	(149)	(217)
(Provision) benefit for income taxes	(—)	3	(—)	3
Net loss	(122)%	(189)%	(149)%	(214)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended June 30, 2023, increased $1.0 million, or 13%, to $8.7 million, compared to $7.7 million in the corresponding three month period ended June 30, 2022. The increase in revenue primarily reflects $1.6 million of higher subscription revenue from new commercial contracts and $0.3 million of higher service revenue due to a larger annual budget from the Central Banks for project work in 2023 than in 2022, partially offset by $0.7 million of lower service revenue from HolyGrail recycling projects and $0.3 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Total revenue for the six month period ended June 30, 2023, increased $1.4 million, or 9%, to $16.6 million, compared to $15.2 million in the corresponding six month period ended June 30, 2022. The increase in revenue primarily reflects $2.4 million of higher subscription revenue from new commercial contracts and $0.7 million of higher service revenue due to a larger annual budget from the Central Banks for project work in 2023 than in 2022, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022 and $0.7 million of lower service revenue from HolyGrail recycling projects.

Total operating expenses for the three month period ended June 30, 2023, decreased $2.8 million, or 15%, to $16.1 million, compared to $18.9 million in the corresponding three month period ended June 30, 2022. The decrease in operating expenses primarily reflects $2.3 million of lower compensation costs due to lower headcount, partially offset by annual compensation adjustments, and $0.5 million of lower contractor and consulting expenses.

Total operating expenses for the six month period ended June 30, 2023, decreased $5.2 million, or 13%, to $35.1 million, compared to $40.3 million in the corresponding six month period ended June 30, 2022. The decrease in operating expenses primarily reflects $3.3 million of lower compensation costs due to lower headcount, partially offset by annual compensation adjustments, and lower expenses for contractors and consultants of $1.0 million, travel and training of $0.8 million, legal of $0.7 million, recruiting of $0.5 million, and facilities of $0.4 million, partially offset by $2.1 million of one-time severance costs incurred for organizational changes made in February 2023.

Revenue

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$4,678	$3,244	$1,434	44%	$8,563	$7,035	$1,528	22%
Service	4,052	4,503	(451)	(10)%	8,010	8,123	(113)	(1)%
Total	$8,730	$7,747	$983	13%	$16,573	$15,158	$1,415	9%
Revenue (as % of total revenue):
Subscription	54%	42%			52%	46%
Service	46%	58%			48%	54%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our software as a service platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $1.4 million increase in subscription revenue for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, primarily reflects $1.6 million of higher subscription revenue from new commercial contracts, partially offset by $0.3 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

The $1.5 million increase in subscription revenue for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, primarily reflects $2.4 million of higher subscription revenue from new commercial contracts, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Service

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

The $0.5 million decrease in service revenue for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, primarily reflects $0.7 million of lower service revenue from HolyGrail recycling projects, partially offset by $0.3 million of higher service revenue from the Central Banks.

The $0.1 million decrease in service revenue for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, primarily reflects $0.7 million of lower service revenue from HolyGrail recycling projects, partially offset by $0.7 million of higher service revenue from the Central Banks.

Revenue by geography

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,853	$2,007	$846	42%	$5,620	$4,370	$1,250	29%
International	5,877	5,740	137	2%	10,953	10,788	165	2%
Total	$8,730	$7,747	$983	13%	$16,573	$15,158	$1,415	9%
Revenue (as % of total revenue):
Domestic	33%	26%			34%	29%
International	67%	74%			66%	71%
Total	100%	100%			100%	100%

Domestic

The $ 0.8 million increase in domestic revenue for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, primarily reflects $1.0 million of higher subscription revenue from new commercial contracts, partially offset by $0.2 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

The $ 1.3 million increase in domestic revenue for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, primarily reflects $1.9 million of higher subscription revenue from new commercial contracts, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

International

The $ 0.1 million increase in international revenue for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, primarily reflects $0.6 million of higher subscription revenue from new commercial contracts and $0.3 million of higher service revenue from the Central Banks, partially offset by $0.7 million of lower service revenue from HolyGrail recycling projects and $0.1 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

The $ 0.2 million increase in international revenue for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, primarily reflects $0.7 million of higher service revenue from the Central Banks and $0.5 million of higher subscription revenue from new commercial contracts, partially offset by $0.7 million of lower service revenue from HolyGrail recycling projects and $0.3 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Revenue by market

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$4,378	$2,756	$1,622	59%	$7,963	$6,247	$1,716	27%
Service	338	1,114	(776)	(70)%	636	1,462	(826)	(56)%
Total Commercial	$4,716	$3,870	$846	22%	$8,599	$7,709	$890	12%

Government:
Subscription	$300	$488	$(188)	(39)%	$600	$788	$(188)	(24)%
Service	3,714	3,389	325	10%	7,374	6,661	713	11%
Total Government	$4,014	$3,877	$137	4%	$7,974	$7,449	$525	7%
Total	$8,730	$7,747	$983	13%	$16,573	$15,158	$1,415	9%

Commercial

The $0.8 million increase in commercial revenue for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, primarily reflects $1.6 million of higher subscription revenue from new commercial contracts, partially offset by $0.7 million of lower service revenue from HolyGrail recycling projects and $0.3 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

The $0.9 million increase in commercial revenue for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, primarily reflects $2.4 million of higher subscription revenue from new commercial contracts, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022 and $0.7 million of lower service revenue from HolyGrail recycling projects.

Government

The $0.1 million increase in government revenue for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, primarily reflects $0.3 million of higher service revenue from the Central Banks because of increased bill rates and project hours in 2023.

The $0.5 million increase in government revenue for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, primarily reflects $0.7 million of higher service revenue from the Central Banks because of increased bill rates and project hours in 2023.

Cost of revenue

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets. Includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$3,907	$2,358	$1,549	66%	$6,997	$5,107	$1,890	37%
Service (1)	2,084	2,759	(675)	(24)%	4,327	4,548	(221)	(5)%
Amortization expense on acquired intangible assets	(1,122)	(1,120)	(2)	(—)%	(2,211)	(2,314)	103	4%
Total	$4,869	$3,997	$872	22%	$9,113	$7,341	$1,772	24%
Gross Profit Margin:
Subscription (1)	84%	73%			82%	73%
Service (1)	51%	61%			54%	56%
Total	56%	52%			55%	48%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes Amortization expense on acquired intangible assets.

The $0.9 million increase in total gross profit for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to $1.5 million of higher subscription gross profit contribution reflecting higher subscription revenue, a favorable mix of subscription revenue, and lower platform costs, partially offset by $0.7 million of lower service gross profit contribution reflecting lower service revenue and higher one-time costs.

The $1.8 million increase in total gross profit for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to $1.9 million of higher subscription gross profit contribution reflecting higher subscription revenue, a favorable mix of subscription revenue, and lower platform costs, partially offset by $0.2 million of lower service gross profit contribution reflecting lower service revenue and higher one-time costs.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue, and lower platform costs.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue, and lower platform costs.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to lower service revenue combined with an unfavorable mix of service revenue, and higher one-time professional service costs.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to lower service revenue combined with an unfavorable mix of service revenue, and higher one-time professional service costs.

Operating expenses

Sales and marketing

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$5,106	$8,073	$(2,967)	(37)%	$11,404	$16,018	$(4,614)	(29)%
Sales and marketing (as % of total revenue)	58%	104%			69%	106%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $3.0 million decrease in sales and marketing expenses for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to:

•	decreased compensation costs of $2.1 million reflecting lower headcount, inclusive of transfers to other departments, partially offset by annual compensation adjustments;

•	decreased allocation of facilities and information technology costs of $0.6 million; and

•	decreased contractor and consulting expenses of $0.4 million.

The $4.6 million decrease in sales and marketing expenses for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to:

•	decreased compensation costs of $3.1 million reflecting lower headcount, inclusive of transfers to other departments, partially offset by annual compensation adjustments;

•	decreased allocation of facilities and information technology costs of $1.1 million;

•	decreased travel and training expenses of $0.7 million;

•	decreased contractor and consulting expenses of $0.6 million; and

•	decreased recruiting expenses of $0.2 million; partially offset by

•	one-time severance costs of $0.8 million incurred for organizational changes we made in February 2023.

Research, development and engineering

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$6,161	$6,065	$96	2%	$13,987	$12,156	$1,831	15%
Research, development and engineering (as % of total revenue)	71%	78%			84%	80%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for product development; and

•	the allocation of facilities and information technology costs.

The $0.1 million increase in research, development and engineering expenses for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to:

•	increased compensation costs of $0.3 million reflecting higher headcount, inclusive of transfers from other departments, and annual compensation adjustments; and

•	increased software and maintenance expenses of $0.2 million; partially offset by

•	decreased allocation of facilities and information technology costs of $0.4 million.

The $1.8 million increase in research, development and engineering expenses for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to:

•	one-time severance costs of $1.1 million incurred for organizational changes we made in February 2023;

•	increased compensation costs of $1.0 million reflecting higher headcount, inclusive of transfers from other departments, and annual compensation adjustments; and

•	increased software and maintenance expenses of $0.4 million; partially offset by

•	decreased allocation of facilities and information technology costs of $0.9 million.

General and administrative

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$4,352	$4,487	$(135)	(3)%	$8,979	$10,895	$(1,916)	(18)%
General and administrative (as % of total revenue)	50%	58%			54%	72%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as well as sales and marketing and research, development and engineering.

General and administrative expenses consist primarily of:

•	compensation, benefits and incentive compensation in the form of cash and stock-based compensation and related costs of our general and administrative personnel;

•	third party and professional fees associated with legal, accounting and human resources functions;

•	costs associated with being a public company;

•	third party costs, including filing and governmental regulatory fees and outside legal fees and translation costs, related to the filing and maintenance of our intellectual property; and

•	infrastructure and centralized costs for facilities and information technology.

The $0.1 million decrease in general and administrative expenses for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to:

•	decreased compensation costs of $0.5 million reflecting lower headcount, inclusive of transfers to other departments, partially offset by annual compensation adjustments;

•	decreased contractor and consulting expenses $0.1 million; and

•	decreased software and maintenance expenses of $0.1 million; partially offset by

•	lower allocation of facilities and information technology costs to other departments of $0.8 million.

The $1.9 million decrease in general and administrative expenses for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to:

•	decreased compensation costs of $1.3 million reflecting lower headcount, inclusive of transfers to other departments, partially offset by annual compensation adjustments;

•	decreased legal expenses of $0.7 million;

•	decreased contractor and consulting expenses of $0.6 million;

•	decreased facilities expenses of $0.3 million;

•	decreased software and maintenance expenses of $0.2 million;

•	decreased operating taxes of $0.2 million reflecting the stamp tax due for the EVRYTHNG acquisition in 2022;

•	decreased hardware expenses of $0.2 million; and

•	decreased recruiting expenses of $0.2 million; partially offset by

•	lower allocation of facilities and information technology costs to other departments of $2.0 million; and

•	one-time severance costs of $0.2 million incurred for organizational changes we made in February 2023.

Amortization expense on acquired intangible assets

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$268	$321	$(53)	(17)%	$528	$663	$(135)	(20)%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	4%			3%	4%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The decrease in amortization expense on acquired intangible assets primarily reflects the impact of changes in foreign currency exchange rates.

Impairment of lease right of use assets and leasehold improvements

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Impairment of lease right of use assets and leasehold improvements	$250	$—	$250	100%	$250	$574	$(324)	(56)%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	3%	—%			2%	4%

The changes in impairment of lease right of use assets and leasehold improvements relates to the differences in the amount of impairment charges recorded for each respective period on our former corporate headquarters in Beaverton, Oregon.

Stock-based compensation

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$318	$265	$53	20%	$556	$466	$90	19%
Sales and marketing	563	1,149	(586)	(51)%	1,324	1,893	(569)	(30)%
Research, development and engineering	675	643	32	5%	1,611	1,150	461	40%
General and administrative	1,022	1,217	(195)	(16)%	1,963	2,233	(270)	(12)%
Total	$2,578	$3,274	$(696)	(21)%	$5,454	$5,742	$(288)	(5)%

The decrease in stock-based compensation expense for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily the result of a lower amount of employee stock grants made in 2023 than in 2022.

The decrease in stock-based compensation expense for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily the result of a lower amount of employee stock grants made in 2023 than in 2022, partially offset by one-time stock compensation costs of $0.6 million incurred for the organizational changes we made in February 2023.

We anticipate incurring an additional $20.1 million in stock-based compensation expense through June 30, 2027, for stock awards outstanding as of June 30, 2023.

Other income, net

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$647	$93	$554	596%	$1,392	$89	$1,303	1,464%
Other income, net (as % of total revenue)	7%	1%			8%	1%

The increase in other income, net for the three month period ended June 30, 2023, compared to the corresponding three month period ended June 30, 2022, was primarily due to higher interest income reflecting higher interest rates on our marketable securities, and the impact of refundable tax credits.

The increase in other income, net for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, was primarily due to higher interest income reflecting higher interest rates on our marketable securities, and the impact of refundable tax credits.

Income Taxes

The (provision) benefit for income taxes reflects current taxes and deferred taxes. The effective tax rate for the six month periods ended June 30, 2023 and 2022 was 0% and 1%, respectively. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of June 30, 2023, was $89.5 million, an increase of $6.5 million from $83.0 million as of December 31, 2022.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2023, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that exclude amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted), which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

We define Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) excluding the adjustments in the table below. These non-GAAP financial measures are an important measure of our operating performance because they allow management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing non-cash and non-recurring activities that can affect comparability.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP gross profit	$4,869	$3,997	$9,113	$7,341
Amortization of acquired intangible assets	1,122	1,120	2,211	2,314
Amortization and write-off of other intangible assets	146	144	290	285
Stock-based compensation	318	265	556	466
Non-GAAP gross profit	$6,455	$5,526	$12,170	$10,406
Non-GAAP gross profit margin	74%	71%	73%	69%

GAAP operating expenses	$16,137	$18,946	$35,148	$40,306
Depreciation and write-off of property and equipment	(260)	(330)	(688)	(720)
Amortization of acquired intangible assets	(268)	(321)	(528)	(663)
Amortization and write-off of other intangible assets	(9)	(29)	(48)	(59)
Amortization of lease right of use assets under operating leases	(166)	(249)	(332)	(520)
Stock-based compensation	(2,260)	(3,009)	(4,898)	(5,276)
Impairment of lease right of use assets and leasehold improvements	(250)	—	(250)	(574)
Acquisition-related expenses	—	(3)	—	(447)
Non-GAAP operating expenses	$12,924	$15,005	$28,404	$32,047

GAAP net loss	$(10,623)	$(14,639)	$(24,663)	$(32,420)
Total adjustments to gross profit	1,586	1,529	3,057	3,065
Total adjustments to operating expenses	3,213	3,941	6,744	8,259
Non-GAAP net loss	$(5,824)	$(9,169)	$(14,862)	$(21,096)

GAAP loss per share (diluted)	$(0.53)	$(0.75)	$(1.23)	$(1.76)
Non-GAAP net loss	$(5,824)	$(9,169)	$(14,862)	$(21,096)
Non-GAAP loss per share (diluted)	$(0.29)	$(0.47)	$(0.74)	$(1.14)

Non-GAAP gross profit for the three months ended June 30, 2023, increased by $0.9 million compared to the three months ended June 30, 2022. The increase was primarily due to higher subscription revenue, partially offset by lower service revenue.

Non-GAAP gross profit for the six months ended June 30, 2023, increased by $1.8 million compared to the six months ended June 30, 2022. The increase was primarily due to higher subscription revenue, partially offset by lower service revenue.

Non-GAAP gross profit margin for the three months ended June 30, 2023, increased to 74% compared to 71% for the three months ended June 30, 2022. The increase was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue and lower platform costs, partially offset by lower service revenue combined with an unfavorable mix of service revenue, and higher one-time professional services costs.

Non-GAAP gross profit margin for the six months ended June 30, 2023, increased to 73% compared to 69% for the six months ended June 30, 2022. The increase was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue and lower platform costs, partially offset by lower service revenue combined with an unfavorable mix of service revenue, and higher one-time professional services costs.

Non-GAAP operating expenses for the three months ended June 30, 2023, decreased by $2.1 million compared to the three months ended June 30, 2022. The decrease was primarily due to $1.6 million of lower cash compensation costs due to lower headcount, partially offset by annual compensation adjustments, and $0.5 million of lower contractor and consulting expenses.

Non-GAAP operating expenses for the six months ended June 30, 2023, decreased by $3.6 million compared to the six months ended June 30, 2022. The decrease in operating expenses primarily reflects $2.4 million of lower cash compensation costs due to lower headcount, partially offset by annual compensation adjustments, and lower expenses for contractors and consultants of $1.0 million, travel and training of $0.8 million, legal of $0.7 million, and recruiting of $0.5 million, partially offset by $1.5 million of one-time cash severance costs incurred for organizational changes made in February 2023.

Liquidity and Capital Resources

	June 30,	December 31,
	2023	2022
Working capital	$37,705	$54,007
Current ratio (1)	3.8:1	6.3:1
Cash, cash equivalents and short-term marketable securities	$34,542	$52,542
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$34,542	$52,542

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $18.0 million decrease in cash, cash equivalents and marketable securities at June 30, 2023, from December 31, 2022, resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and

•	purchases of property and equipment and capitalized patent costs.

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

Operating Cash Flow

The components of cash flows used in operating activities were:

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(24,663)	$(32,420)	$(7,757)	(24)%
Non-cash items	9,801	10,877	1,076	10%
Changes in operating assets and liabilities	(1,628)	(4,124)	(2,496)	(61)%
Net cash used in operating activities	$(16,490)	$(25,667)	$(9,177)	(36)%

Cash flows used in operating activities for the six month period ended June 30, 2023, decreased by $9.2 million, compared to the corresponding six month period ended June 30, 2022, primarily as a result of a $7.8 million lower net loss and $2.5 million from favorable changes in operating assets and liabilities, partially offset by $1.1 million of lower non-cash items included in net loss. The changes in operating assets and liabilities are largely due to the timing and amount of customer receipts and vendor payments. The change in non-cash items reflects lower impairment on lease right of use assets, stock-based compensation and amortization expense.

Cash flows provided by investing activities for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, increased by $9.3 million. The increase primarily reflects higher net proceeds from maturities of marketable securities, $3.5 million of net cash paid for the acquisition of EVRYTHNG in January 2022, and lower purchases of property and equipment.

Cash flows from financing activities for the six month period ended June 30, 2023, compared to the corresponding six month period ended June 30, 2022, decreased by $58.5 million. The decrease primarily reflects the impact of the $58.2 million of net proceeds we raised from our registered direct stock offering in April 2022.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

Registered Direct Offering

On April 5, 2022, we entered into purchase agreements with certain investors providing for the issuance and sale by us of 2.25 million common shares in a registered direct stock offering. The common shares were offered at a price of $25.90 per share, and the gross cash proceeds to us were $58.3 million. We incurred $0.1 million of legal costs related to the offering. The closing of the registered direct offering occurred on April 7, 2022.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The prior shelf registration expired on July 24, 2023. The new shelf registration became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100 million. As of June 30, 2023, $34.6 million remained available under the prior shelf registration, as the new shelf registration was not yet effective.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10.0 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any shares under this Equity Distribution Agreement during the six months ended June 30, 2023 and 2022. As of June 30, 2023, $1.9 million remains available for future issuance under the Equity Distribution Agreement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2022 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	our expectations regarding the acquisition of EVRYTHNG and its impact on our business;

•	the concentration of most of our revenue among few customers;

•	and the trends and sources of future revenue;

•	anticipated successful advocacy of our technology by our partners;

•	our belief regarding the global deployment of our products;

•	our beliefs regarding potential outcomes of participating in the HolyGrail initiative and the utility of our products in the recycling industry;

•	our ESG projects and ESG Impact Report;

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of EVRYTHNG on January 3, 2022. We have integrated EVRYTHNG into our internal control over financial reporting, and management’s evaluation of the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.         Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2022 Annual Report. The risks and uncertainties described in our 2022 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2023, there have been no material changes to the risk factors previously disclosed in our 2022 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2023:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2023 to April 30, 2023	—	$—	—	$—
Month 2
May 1, 2023 to May 31, 2023	21,853	$28.53	—	$—
Month 3
June 1, 2023 to June 30, 2023	—	$—	—	$—
Total	21,853	$28.53	—	$—

(1)

Stock option shares and shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon stock option exercises and vesting of restricted stock, restricted stock units and performance stock units.

Item 5.     Other information.

On May 10, 2023, our shareholders approved amendments to the Digimarc Corporation 2018 Incentive Plan at our 2023 Annual Meeting of Shareholders (the "Plan Amendments"). The Plan Amendments authorize the issuance of an additional 1.2 million shares of our common stock under our 2018 Incentive Plan. This summary description of the Plan Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the 2018 Incentive Plan, as amended, which was attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on March 28, 2023 (the "Definitive Proxy Statement"), and is incorporated by reference as Exhibit 10.2 to this Quarterly Report on Form 10-Q. In addition, a more detailed summary of the Plan Amendments can be found on pages 65-71 of the Definitive Proxy Statement, which description is incorporated herein by reference.

Item 6.     Exhibits.

Exhibit Number	Exhibit Description

10.1	Equity Compensation Program for Non-Employee Directors Under the Digimarc 2018 Incentive Plan

10.2	Digimarc Corporation 2018 Incentive Plan, as amended (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 28, 2023 (File No. 001-34108))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2023	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)