Form 10-Q
period 2023-09-30
Digimarc CORP
filed 2023-11-07
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2023, there were 20,357,870 shares of the registrant's common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,335	$33,598
Marketable securities	996	18,944
Trade accounts receivable, net	7,042	5,427
Other current assets	4,578	6,172
Total current assets	44,951	64,141
Property and equipment, net	1,656	2,390
Intangibles, net	28,977	33,170
Goodwill	8,323	8,229
Lease right of use assets	4,108	4,720
Other assets	827	1,127
Total assets	$88,842	$113,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$6,207	$5,989
Deferred revenue	7,315	4,145
Total current liabilities	13,522	10,134
Long-term lease liabilities	6,170	5,977
Other long-term liabilities	267	76
Total liabilities	19,959	16,187
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2023 and December 31, 2022)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 20,356 and 20,260 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	20	20
Additional paid-in capital	373,844	367,692
Accumulated deficit	(301,195)	(265,809)
Accumulated other comprehensive loss	(3,836)	(4,363)
Total shareholders’ equity	68,883	97,590
Total liabilities and shareholders’ equity	$88,842	$113,777

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription	$4,811	$4,086	$13,374	$11,121
Service	4,183	3,735	12,193	11,858
Total revenue	8,994	7,821	25,567	22,979
Cost of revenue:
Subscription (1)	698	1,006	2,264	2,934
Service (1)	1,938	1,602	5,621	5,177
Amortization expense on acquired intangible assets	1,135	1,048	3,346	3,362
Total cost of revenue	3,771	3,656	11,231	11,473
Gross profit	5,223	4,165	14,336	11,506
Operating expenses:
Sales and marketing	5,366	7,684	16,770	23,702
Research, development and engineering	6,308	7,575	20,295	19,731
General and administrative	4,433	4,132	13,412	15,027
Amortization expense on acquired intangible assets	272	301	800	964
Impairment of lease right of use assets and leasehold improvements	—	—	250	574
Total operating expenses	16,379	19,692	51,527	59,998
Operating loss	(11,156)	(15,527)	(37,191)	(48,492)
Other income, net	478	623	1,870	1,214
Loss before income taxes	(10,678)	(14,904)	(35,321)	(47,278)
Provision for income taxes	(45)	(26)	(65)	(72)
Net loss	$(10,723)	$(14,930)	$(35,386)	$(47,350)

Loss per share:
Loss per share — basic	$(0.53)	$(0.76)	$(1.76)	$(2.51)
Loss per share — diluted	$(0.53)	$(0.76)	$(1.76)	$(2.51)
Weighted average shares outstanding — basic	20,217	19,721	20,158	18,877
Weighted average shares outstanding — diluted	20,217	19,721	20,158	18,877

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$—	$51	$144	$(199)
Foreign currency translation adjustment, net of tax of $0	(983)	(3,118)	383	(6,737)
Other comprehensive income (loss)	$(983)	$(3,067)	$527	$(6,936)
Net loss	(10,723)	(14,930)	(35,386)	(47,350)
Comprehensive loss	$(11,706)	$(17,997)	$(34,859)	$(54,286)

(1) Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three months ended September 30, 2023:
BALANCE AT JUNE 30, 2023	10	$50	20,334	$20	$371,893	$(290,472)	$(2,853)	$78,638
Issuance of restricted common stock	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	44	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—	—
Purchase of common stock	—	—	(21)	—	(756)	—	—	(756)
Stock-based compensation	—	—	—	—	2,707	—	—	2,707
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(983)	(983)
Net loss	—	—	—	—	—	(10,723)	—	(10,723)
BALANCE AT SEPTEMBER 30, 2023	10	$50	20,356	$20	$373,844	$(301,195)	$(3,836)	$68,883

Three months ended September 30, 2022:
BALANCE AT JUNE 30, 2022	10	$50	19,959	$20	$357,509	$(238,431)	$(3,869)	$115,279
Issuance of common stock	—	—	22	—	872	—	—	872
Issuance of restricted common stock	—	—	14	—	—	—	—	—
Vesting of restricted stock units	—	—	102	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—	—
Purchase of common stock	—	—	(55)	—	(923)	—	—	(923)
Stock-based compensation	—	—	—	—	3,597	—	—	3,597
Unrealized gain on marketable securities	—	—	—	—	—	—	51	51
Foreign currency translation adjustments	—	—	—	—	—	—	(3,118)	(3,118)
Net loss	—	—	—	—	—	(14,930)	—	(14,930)
BALANCE AT SEPTEMBER 30, 2022	10	$50	20,037	$20	$361,055	$(253,361)	$(6,936)	$100,828

Nine months ended September 30, 2023:
BALANCE AT DECEMBER 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	117	—	—	—	—	—
Vesting of performance stock units	—	—	2	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(6)	—	—	—	—	—
Purchase of common stock	—	—	(72)	—	(2,036)	—	—	(2,036)
Stock-based compensation	—	—	—	—	8,188	—	—	8,188
Unrealized gain on marketable securities	—	—	—	—	—	—	144	144
Foreign currency translation adjustments	—	—	—	—	—	—	383	383
Net loss	—	—	—	—	—	(35,386)	—	(35,386)
BALANCE AT SEPTEMBER 30, 2023	10	$50	20,356	$20	$373,844	$(301,195)	$(3,836)	$68,883

Nine months ended September 30, 2022:
BALANCE AT DECEMBER 31, 2021	10	$50	16,940	$17	$261,324	$(206,011)	$—	$55,380
Issuance of common stock	—	—	3,044	3	90,608	—	—	90,611
Issuance of warrants for acquisition	—	—	—	—	1,601	—	—	1,601
Issuance of restricted common stock	—	—	54	—	—	—	—	—
Vesting of restricted stock units	—	—	119	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(26)	—	—	—	—	—
Purchase of common stock	—	—	(94)	—	(1,897)	—	—	(1,897)
Stock-based compensation	—	—	—	—	9,419	—	—	9,419
Unrealized loss on marketable securities	—	—	—	—	—	—	(199)	(199)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,737)	(6,737)
Net loss	—	—	—	—	—	(47,350)	—	(47,350)
BALANCE AT SEPTEMBER 30, 2022	10	$50	20,037	$20	$361,055	$(253,361)	$(6,936)	$100,828

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,386)	$(47,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	911	1,036
Amortization of acquired intangible assets	4,146	4,326
Amortization and write-off of other intangible assets	709	493
Amortization of lease right of use assets under operating leases	426	768
Stock-based compensation	8,146	9,310
Impairment of lease right of use assets and leasehold improvements	250	574
Changes in operating assets and liabilities:
Trade accounts receivable	(1,581)	(241)
Other current assets	1,688	(2,233)
Other assets	279	(611)
Accounts payable and other accrued liabilities	299	(2,153)
Deferred revenue	3,298	233
Lease liability and other long-term liabilities	136	(1,040)
Net cash used in operating activities	(16,679)	(36,888)
Cash flows from investing activities:
Net cash paid for acquisition	—	(3,512)
Purchase of property and equipment	(208)	(783)
Capitalized patent costs	(295)	(404)
Proceeds from maturities of marketable securities	26,696	17,498
Purchases of marketable securities	(8,664)	(5,873)
Net cash provided by investing activities	17,529	6,926
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	58,220
Purchase of common stock	(2,036)	(1,560)
Repayment of loans	(33)	(32)
Net cash (used in) provided by financing activities	(2,069)	56,628
Effect of exchange rate on cash	(44)	(100)
Net (decrease) increase in cash and cash equivalents	(1,263)	26,566
Cash and cash equivalents at beginning of period	33,598	13,789
Cash and cash equivalents at end of period	$32,335	$40,355
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$138	$90
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$14	$(21)
Stock-based compensation capitalized to software and patent costs	$42	$109
Purchase of common stock in accounts payable	$—	$(337)
Common stock issued for acquisition	$—	$32,393
Warrants issued for acquisition	$—	$1,601
Right of use assets obtained in exchange for lease obligations	$31	$5,176

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc Corporation ("Digimarc" or the "Company"), an Oregon corporation, is a global leader in product digitization and digital media identification, delivering business value across industries through unique identifiers and cloud-based solutions. Digimarc's technology highlights a product's journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate platform is a distinctive software as a service (SaaS) cloud-based platform for digitizing products and aggregating their interactions. Product digitization, the act of creating and connecting a digital twin to a physical or digital item via a digital watermark, Quick Response ("QR") code, and/or other digital carrier, enables products to connect with the web and interact with consumers and digital devices. The product's digital twin that comprises events and attributes from and about the product can be customized and automated to deliver unique experiences that benefits customers, brands, retailers, and other stakeholders across a wide variety of digital applications, while capturing a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate platform to address specific business needs and power a trusted and scalable ecosystem in areas like automation, consumer trust and authenticity, and sustainability. All of the Company's products are complementary to each other, providing exponential benefits when combined. By enabling customers to create and connect digital twins to physical and digital items, Digimarc's technologies provide many benefits, including:

•

Digimarc Validate supports authenticity in the physical and digital worlds to help ensure online interactions can be trusted and that real products and digital assets are genuine and in the right place. Digimarc's technology protects digital images, audio, product packaging, and other physical items by delivering exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Digimarc's technology activates products and media through on-package QR codes or digital watermarks, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging. Digimarc's technology activates products and packaging with covert digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

•

Digimarc Retail Experience helps brands meet the evolving needs of retail partners and consumers. Digimarc's technology leverages covert digital watermarks and on-package QR codes to provide an easier, frictionless shopping experience and to comply with upcoming industry standards. In addition, consumer engagement capabilities deliver a direct digital communication channel with consumers.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in "Note 1: Description of Business and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission ("SEC") on March 2, 2023 (the "2022 Annual Report").

The accompanying interim consolidated financial statements have been prepared from the Company's records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to fairly reflect the financial condition and the results of operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") have been condensed or omitted in accordance with the rules and regulations of the SEC.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2022 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Digimarc acquired EVRYTHNG Limited ("EVRYTHNG") on January 3, 2022. The financial results of EVRYTHNG are consolidated with Digimarc’s financial results for the post-acquisition period. See Note 9 for information related to the EVRYTHNG acquisition.

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

Accounting Pronouncements Adopted

In  June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments," which amends the guidance on the impairment of financial instruments. The amendments in this update remove the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, off-balance-sheet credit exposures, and held-to-maturity securities. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The guidance removes all current recognition thresholds and introduces the new current expected credit loss ("CECL") model, which will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument's contractual life. The new CECL model is based upon expected losses rather than incurred losses. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022. Early adoption is permitted. The Company adopted this new standard on January 1, 2023.  The adoption of this standard did not have a material impact on the Company's financial condition, results of operations and disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company's marketable securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in "accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets until realized. Realized gains and losses are included in "other income (loss), net" in the Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company's fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$6,820	$—	$—	$6,820
U.S. Treasuries	—	13,048	—	13,048
Commercial Paper	—	6,361	—	6,361
Federal agency notes	—	5,084	—	5,084
Total	$6,820	$24,493	$—	$31,313

December 31, 2022	Level 1	Level 2	Level 3	Total
Money market securities	$2,073	$—	$—	$2,073
Commercial paper	—	35,468	—	35,468
Corporate notes	—	8,432	—	8,432
Federal agency notes	—	4,423	—	4,423
Total	$2,073	$48,323	$—	$50,396

The fair value maturities of the Company's cash equivalents and marketable securities as of September 30, 2023, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$31,313	$31,313	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include U.S. Treasuries, money market securities, commercial paper, and federal agency notes totaling $30,317 and $31,452 at September 30, 2023 and December 31, 2022, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

Customer arrangements may contain multiple performance obligations such as software subscriptions, software products, software development services, and/or maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. To determine the transaction price, the Company considers the terms of the contract and the Company's customary business practices. Some contracts may contain variable consideration. In those cases, the Company estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, the Company will evaluate whether any of the variable consideration is constrained and if it is the Company will not include it in the transaction price. The consideration is allocated between distinct products and services based on their stand-alone selling prices. For items that are not sold separately, the Company estimates the standalone selling price based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. For distinct products and services, the Company typically recognizes the revenue associated with these performance obligations as they are delivered to the customer. Products and services that are not capable of being distinct are combined with other products or services until a distinct performance obligation is identified.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company's single reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial:
Subscription	$4,511	$3,786	$12,474	$10,033
Service	213	389	849	1,851
Total Commercial	4,724	4,175	13,323	11,884
Government:
Subscription	$300	$300	$900	$1,088
Service	3,970	3,346	11,344	10,007
Total Government	4,270	3,646	12,244	11,095
Total	$8,994	$7,821	$25,567	$22,979

The Company has contract assets from contracts with customers that are classified as "trade accounts receivable" in the Consolidated Balance Sheets. Financial information about trade accounts receivable is included in Note 8.

The Company has contract assets from capitalized contract acquisition costs that are classified as "other current assets" and "other assets." These contract acquisition costs are recognized in proportion to the revenue recognized from the contract they are associated with.

The following table provides information about contract assets:

	September 30,	December 31,
	2023	2022
Contract acquisition costs, current	$170	$197
Contract acquisition costs, long-term	3	104
Total	$173	$301

The Company has contract liabilities from contracts with customers that are classified as "deferred revenue" in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	September 30,	December 31,
	2023	2022
Deferred revenue, current	$7,315	$4,145
Deferred revenue, long-term	169	15
Total	$7,484	$4,160

The Company recognized $3,641 of revenue during the nine months ended September 30, 2023, that was included in the contract liability balance as of December 31, 2022.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $33,129 and $29,600 as of September 30, 2023, and December 31, 2022, respectively.

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

Revenue by geographic area, based upon the "bill-to" location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$2,921	$2,889	$8,541	$7,259
International (1)	6,073	4,932	17,026	15,720
Total	$8,994	$7,821	$25,567	$22,979

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as International revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	47%	46%	48%	47%
Customer B	21%	23%	21%	15%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	September 30,	December 31,
	2023	2022
United States	$1,616	$2,324
Europe	40	66
Total	$1,656	$2,390

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

There were no stock options granted during the nine months ended September 30, 2023. There were 1 stock options granted during the nine months ended September 30, 2022, as replacement equity awards for vested stock options held by EVRYTHNG employees.

Restricted Stock Awards

The fair value of restricted stock awards ("RSA") that vest upon meeting a service condition is based on the fair market value of the Company's common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of restricted stock unit ("RSU") awards that vest upon meeting a service condition is based on the fair market value of the Company's common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Stock Units

The fair value of performance stock unit ("PSU") awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the probability of achievement of the performance criteria as of each reporting date (measurement dates). The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized. The Company recognizes the fair value of the award, after adjusting for any changes in the probability of achievement, on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

The following inputs are used in the Monte Carlo valuation model to estimate the fair value:

Stock Price. The stock price represents the fair market value of the Company's common stock on the date of the grant.

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

Monte Carlo valuation inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock price	$—	$—	$22.37	$32.02
Expected volatility	—	—	74.7%	82.8%
Risk-free interest rate	—	—	4.3%	1.8%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation:
Cost of revenue	$310	$270	$866	$736
Sales and marketing	606	1,461	1,930	3,354
Research, development and engineering	658	916	2,269	2,066
General and administrative	1,118	921	3,081	3,154
Stock-based compensation expense	2,692	3,568	8,146	9,310
Capitalized to software and patent costs	15	29	42	109
Total stock-based compensation	$2,707	$3,597	$8,188	$9,419

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company's stock incentive plan:

	September 30,	December 31,
	2023	2022
Total unrecognized compensation costs	$17,623	$16,051

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2023, for all non-vested stock-based awards over weighted average periods through  September 30, 2027, as follows:

	RSAs	RSUs	PSUs
Weighted average period (in years)	0.91	1.62	1.89

As of September 30, 2023, under the Company's stock incentive plan, an additional 1,444 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of RSAs and vesting of RSU and PSU awards.

Stock Option Activity

The following table presents the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Three Months Ended September 30, 2023:	Options	Price	Fair Value	Value
Outstanding at June 30, 2023	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	(50)	$(39.54)	$(21.72)
Outstanding at September 30, 2023	1	$22.15	$—	$12

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
Nine Months Ended September 30, 2023:	Options	Price	Fair Value	Value
Outstanding at December 31, 2022	51	$39.14	$21.72
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	(50)	$(39.54)	$(21.72)
Outstanding at September 30, 2023	1	$22.15	$—	$12
Exercisable at September 30, 2023	1	$22.15	$—	$12
Unvested at September 30, 2023	—	$—	$—	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The aggregate intrinsic value is based on the closing price of $32.49 per share of Digimarc common stock on September 30, 2023, which would have been received by the optionees had all of the options with exercise prices less than $32.49 per share been exercised on that date.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2023:	Shares	Fair Value
Unvested balance at June 30, 2023	141	$31.04
Granted	—	$—
Vested	(18)	$(32.16)
Forfeited	(1)	$(35.39)
Unvested balance at September 30, 2023	122	$30.84

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2023:	Shares	Fair Value
Unvested balance at December 31, 2022	196	$32.06
Granted	45	$22.10
Vested	(113)	$(29.23)
Forfeited	(6)	$(34.44)
Unvested balance at September 30, 2023	122	$30.84

The fair value of RSAs vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of RSAs vested	$613	$949	$2,071	$3,727

Restricted Stock Units Activity

The following table presents the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2023:	Shares	Fair Value
Unvested balance at June 30, 2023	524	$23.56
Granted	9	$33.84
Vested	(44)	$(24.34)
Forfeited	(7)	$(22.12)
Unvested balance at September 30, 2023	482	$23.68

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2023:	Shares	Fair Value
Unvested balance at December 31, 2022	370	$24.77
Granted	289	$22.86
Vested	(117)	$(24.43)
Forfeited	(60)	$(24.95)
Unvested balance at September 30, 2023	482	$23.68

The fair value of RSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of RSU awards vested	$1,486	$1,570	$3,313	$1,903

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Performance Stock Units Activity

The following table presents the unvested PSU activity:

Weighted
Average
	Number of	Grant Date
Three Months Ended September 30, 2023:	Shares	Fair Value
Unvested balance at June 30, 2023	192	$29.01
Change in units based on performance expectations	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested balance at September 30, 2023	192	$29.01

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2023:	Shares	Fair Value
Unvested balance at December 31, 2022	67	$31.92
Change in units based on performance expectations	(6)	$(32.02)
Granted	134	$27.75
Vested	(2)	$(32.02)
Forfeited	(1)	$(32.02)
Unvested balance at September 30, 2023	192	$29.01

The fair value of PSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of PSU awards vested	$—	$—	$54	$—

6. Shareholders' Equity

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

7. Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with ASC 260, "Earnings Per Share," using the treasury stock method.

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

The following table reconciles earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings (Loss) per Share:
Net loss — basic	$(10,723)	$(14,930)	$(35,386)	$(47,350)
Weighted average shares outstanding — basic	20,217	19,721	20,158	18,877
Basic loss per share	$(0.53)	$(0.76)	$(1.76)	$(2.51)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(10,723)	$(14,930)	$(35,386)	$(47,350)
Weighted average shares outstanding — diluted	20,217	19,721	20,158	18,877
Diluted loss per share	$(0.53)	$(0.76)	$(1.76)	$(2.51)

The following table indicates the stock equivalents related to stock options and unvested RSAs, RSUs, and PSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive shares due to:
Exercise prices higher than the average market price	—	51	—	50
Net loss	237	—	110	—

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivable are recorded at the contractual or invoiced amount.

	September 30,	December 31,
	2023	2022
Trade accounts receivable, current	$7,156	$5,541
Trade accounts receivable, long-term	12	37
Allowance for doubtful accounts	(114)	(114)
Trade accounts receivable, net	$7,054	$5,464
Unpaid deferred revenue included in trade accounts receivable	$1,964	$2,183

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

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company's customers.

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2023	2022
Company A	39%	55%
Company B	22%	*
Company C	11%	*

*         Less than 10%

9. Business Combination

On January 3, 2022, the Company completed its acquisition of EVRYTHNG, a London-based product cloud company. The aggregate preliminary purchase price for the acquisition was $36,634, which included the fair value of the 772 shares issued of common stock of the Company of $31,519 and the warrants issued to purchase 231 shares of common stock of the Company of $1,601. The fair value of the warrants was determined using the Black-Scholes option pricing model using the Company's stock price on the date of issuance of $40.84, the strike price on the warrants of $36.56 and expected volatility of 60%. All of the warrants expired in 2022 unexercised. The aggregate preliminary purchase price also included $3,986 of cash paid by the Company to pay closing costs on behalf of the EVRYTHNG sellers, less cash acquired of $474. A portion of the consideration was held back by the Company to secure any post-closing adjustments to the initial consideration and the indemnification obligations of the EVRYTHNG sellers.

In August 2022, the Company issued 22 additional shares of common stock of the Company at the fair value of $872, that were originally held back for post-closing adjustments.

In January 2023, the Company issued 10 additional shares of common stock of the Company at the fair value of $428, that were originally held back for indemnification obligations.

The Company entered into a Loan Agreement with EVRYTHNG (the "Loan Agreement") on December 10, 2021 pursuant to the terms of the acquisition. The Loan Agreement provided a loan facility of $2,000 to EVRYTHNG at an interest rate of 1% per annum. The original loan maturity date was  December 9, 2022. The loan balance of $2,001 on January 3, 2022, was included in the purchase price allocation below, as the liability was assumed by the combined company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$8,994	$7,821	$25,567	$22,979
Net loss	$(10,723)	$(14,930)	$(35,386)	$(46,903)
Loss per share:
Basic	$(0.53)	$(0.76)	$(1.76)	$(2.54)
Diluted	$(0.53)	$(0.76)	$(1.76)	$(2.54)

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

	September 30,	December 31,
	2023	2022
Office furniture and fixtures	$1,435	$1,613
Software	5,483	5,747
Equipment	2,523	4,785
Leasehold improvements	1,858	1,861
Gross property and equipment	11,299	14,006
Less accumulated depreciation	(9,643)	(11,616)
Property and equipment, net	$1,656	$2,390

11. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company's market capitalization plus an estimated control premium. No impairment charges were recorded for the nine months ended September 30, 2023 and 2022.

Balance at December 31, 2022	$8,229
Currency translation adjustments	94
Balance at September 30, 2023	$8,323

12. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended  September 30, 2023 and 2022.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2023	2022
Capitalized patent costs	~17	$9,291	$10,646

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	21,871	21,661
Customer relationships	10	10,451	10,351
Gross intangible assets		41,863	42,908
Accumulated amortization		(12,886)	(9,738)
Intangibles, net		$28,977	$33,170

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in "cost of revenue" and the amortization of customer relationships is recorded in "operating expenses" in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$1,550	$1,496	$4,579	$4,756

For intangible assets recorded at September 30, 2023, the estimated future aggregate amortization expense for the years ending December 31, 2023 through December 31, 2027 is as follows:

Amortization
As of September 30, 2023	Expense
Remaining in 2023	$1,492
2024	$5,967
2025	$5,946
2026	$5,913
2027	$1,504

13. Leases

The Company leases office space in Beaverton, Oregon. The term of the lease runs through March 2024, with remaining rent payments as of September 30, 2023, totaling $435 plus operating expenses, payable in monthly installments. The Company stopped using this office space as its corporate headquarters in March 2022 and is marketing the office space for sublease.

The Company entered into a sublease agreement and lease extension agreement for another facility in Beaverton, Oregon in February 2022 to move the Company's corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of September 30, 2023, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses are abated to cover the remaining lease term on the Company's prior corporate headquarters.

The Company leased office space in London, England under a lease entered into by EVRYTHNG in July 2019. The term of the lease ended in July 2023, with no remaining rent payments as of September 30, 2023.

The Company accounts for leases in accordance with ASC 842, "Leases."

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All of the Company's leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2023	2022
Lease right of use assets	$4,108	$4,720
Lease liabilities, current	$468	$939
Lease liabilities, long-term	$6,170	$5,977

Weighted-average remaining life (in years)	6.6	6.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in "accounts payable and other accrued liabilities" in the Consolidated Balance Sheets.

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

Operating lease expense is included in "operating expenses" in the Consolidated Statements of Operations and in "cash flows from operating activities" in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company's operating leases are presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$347	$498	$1,189	$1,422
Cash paid for operating leases	$260	$395	$909	$1,185

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of September 30, 2023:

Cash
Payment
As of September 30, 2023:	Obligations
Remaining in 2023	$219
2024	1,186
2025	1,317
2026	1,356
2027	1,397
Thereafter	3,751
Total lease payments	9,226
Imputed interest	(2,588)
Total minimum lease payments	$6,638

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

14. Other Income

The following table provides information about other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$423	$249	$1,283	$340
Refundable tax credit	120	376	526	878
Foreign currency gains (losses)	(65)	(6)	58	(19)
Other income	—	4	3	15
Total other income, net	$478	$623	$1,870	$1,214

15. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine months ended September 30, 2023 and 2022 was 0% and 0%, respectively.

The valuation allowance against net deferred tax assets as of September 30, 2023, was $92,888, an increase of $9,888 from $83,000 as of December 31, 2022. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

An excess tax benefit of $436 and an excess tax deficiency of $803 were recognized in the provision for income taxes for the three and nine months ended September 30, 2023, respectively, which were offset by $436 and $803 of valuation allowance, respectively.

Excess tax deficiencies of $2,355 and $3,170 were recognized in the provision for income taxes for the three and nine months ended September 30, 2022, respectively, which were offset by $2,355 and $3,170 of valuation allowance, respectively.

16. Commitments and Contingencies

Certain of the Company's contracts include an indemnification provision for claims from third parties relating to infringement of intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450, "Contingencies." To date, there have been no claims made under such indemnification provisions.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 2, 2023 (our "2022 Annual Report"), and other reports and filings we have made with the U.S. Securities and Exchange Commission ("SEC").

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "Company," "Digimarc," "we," "our" and "us" refer to Digimarc Corporation.

All dollar amounts within the tables are in thousands. The percentages within the tables may not sum to 100% due to rounding.

Digimarc, Digimarc Barcode, The Barcode of Everything, Barcode of Everything, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited ("EVRYTHNG"), a wholly owned subsidiary of Digimarc.

Overview

Digimarc Corporation is a global leader in product digitization and digital media identification, delivering business value across industries through unique identities and cloud-based solutions. Our technology highlights a product's journey to provide greater visibility into all relevant product data, allowing companies to make more intelligent business decisions.

The Digimarc Illuminate platform is a distinctive software as a service (SaaS) cloud-based platform for digitizing products and aggregating their interactions. Product digitization, the act of creating and connecting a digital twin to a physical or digital item via a digital watermark, Quick Response ("QR") code, and/or other digital carrier, enables products to connect with the web and interact with consumers and digital devices. The product's digital twin that comprises events and attributes from and about the product can be customized and automated to deliver unique experiences that benefits customers, brands, retailers, and other stakeholders across a wide variety of digital applications, while capturing a record of every interaction.

The Digimarc product suite is built on top of the Digimarc Illuminate platform to address specific business needs and power a trusted and scalable ecosystem in areas like automation, consumer trust and authenticity, and sustainability. All of our products are complementary to each other, providing exponential benefits when combined. By enabling customers to create and connect digital twins to physical and digital items, our technologies provide many benefits, including:

•

Digimarc Validate supports authenticity in the physical and digital worlds to help ensure online interactions can be trusted and that real products and digital assets are genuine and in the right place. Our technology protects digital images, audio, product packaging, and other physical items by delivering exclusive, covert digital watermarks and/or QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct digital communications channel with consumers.

•

Digimarc Engage unlocks an interactive communications channel connecting brands and consumers. Our technology activates products and media through on-package QR codes or digital watermarks, enabling consumers to scan for more information. Combined with cloud-based rules, brands can deliver contextually relevant content based on time, location, and more.

•

Digimarc Recycle increases the recyclability of products and packaging. Our technology activates products and packaging with covert digital watermarks to improve accuracy and performance in recycling facilities. In addition, consumer engagement capabilities deliver a direct digital communications channel with consumers, and a cloud-based record of recycling information provides new insights.

•

Digimarc Retail Experience helps brands meet the evolving needs of retail partners and consumers. Our technology leverages covert digital watermarks and on-package QR codes to provide an easier, frictionless shopping experience and to comply with upcoming industry standards. In addition, consumer engagement capabilities deliver a direct digital communication channel with consumers.

Digimarc has maintained a relationship with a consortium of central banks (the "Central Banks") for over 24 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. Our broad patent portfolio covers a wide range of methods, applications, system architectures and processes. As a result, we believe we have one of the world's most extensive patent portfolios in digital watermarking and related fields, with approximately 870 U.S. and foreign patents granted and applications pending as of September 30, 2023. The patents in our portfolio each have a life of approximately 20 years from the patent's effective filing date.

On January 3, 2022, we completed the acquisition of EVRYTHNG. The EVRYTHNG Product Cloud allows the combined company to offer a complete software as a service product digitization platform to existing customers and prospective customers. The aggregate consideration for the acquisition was 804 thousand shares of common stock of the Company and warrants to purchase 231 thousand shares of common stock of the Company. The warrants expired unexercised. We also paid $4.0 million of closing costs on behalf of the EVRYTHNG sellers. The financial results of EVRYTHNG are consolidated with Digimarc's financial results for the post-acquisition period.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2022 Annual Report ("Exhibits and Financial Statement Schedules"), in "Note 1: Description of Business and Summary of Significant Accounting Policies," which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. The Consolidated Statements of Operations for the nine months ended September 30, 2022 reflect the operating results of EVRYTHNG from January 3, 2022, the date the acquisition closed, through September 30, 2022.

Unless stated otherwise, all references in this Management's Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine month periods ended September 30, 2023, and all changes discussed with respect to such periods reflect changes compared to the three and nine month periods ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentages are percent of total revenue
Revenue:
Subscription	53%	52%	52%	48%
Service	47	48	48	52
Total revenue	100	100	100	100
Cost of revenue:
Subscription (1)	8	13	9	13
Service (1)	22	20	22	23
Amortization expense on acquired intangible assets	13	13	13	15
Total cost of revenue	42	47	44	50
Gross profit	58	53	56	50
Operating expenses:
Sales and marketing	60	98	66	103
Research, development and engineering	70	97	79	86
General and administrative	49	53	52	65
Amortization expense on acquired intangible assets	3	4	3	4
Impairment of lease right of use assets and leasehold improvements	—	—	1	2
Total operating expenses	182	252	202	261
Operating loss	(124)	(199)	(145)	(211)
Other income, net	5	8	7	5
Loss before income taxes	(119)	(191)	(138)	(206)
Provision for income taxes	(1)	(—)	(—)	(—)
Net loss	(119)%	(191)%	(138)%	(206)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended September 30, 2023, increased $1.2 million, or 15%, to $9.0 million, compared to $7.8 million for the corresponding three month period ended September 30, 2022. The increase in revenue primarily reflects $0.7 million of higher subscription revenue from new and existing commercial contracts and $0.6 million of higher service revenue due to a larger annual budget from the Central Banks for project work in 2023 than in 2022.

Total revenue for the nine month period ended September 30, 2023, increased $2.6 million, or 11%, to $25.6 million, compared to $23.0 million for the corresponding nine month period ended September 30, 2022. The increase in revenue primarily reflects $3.0 million of higher subscription revenue from new and existing commercial contracts and $1.3 million of higher service revenue due to a larger annual budget from the Central Banks for project work in 2023 than in 2022, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022 and $0.8 million of lower service revenue from HolyGrail recycling projects.

Total operating expenses for the three month period ended September 30, 2023, decreased $3.3 million, or 17%, to $16.4 million, compared to $19.7 million for the corresponding three month period ended September 30, 2022. The decrease in operating expenses primarily reflects $1.4 million of lower severance costs incurred for organizational changes, $1.1 million of lower compensation costs due to lower headcount, partially offset by annual compensation adjustments, and $0.6 million of lower contractor and consulting expenses.

Total operating expenses for the nine month period ended September 30, 2023, decreased $8.5 million, or 14%, to $51.5 million, compared to $60.0 million for the corresponding nine month period ended September 30, 2022. The decrease in operating expenses primarily reflects $4.4 million of lower compensation costs due to lower headcount, partially offset by annual compensation adjustments, and lower expenses for contractors and consultants of $1.6 million, travel and training of $0.9 million, legal of $0.6 million, recruiting of $0.6 million, and facilities of $0.6 million, partially offset by $0.7 million of higher severance costs incurred for organizational changes.

Revenue

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$4,811	$4,086	$725	18%	$13,374	$11,121	$2,253	20%
Service	4,183	3,735	448	12%	12,193	11,858	335	3%
Total	$8,994	$7,821	$1,173	15%	$25,567	$22,979	$2,588	11%
Revenue (as % of total revenue):
Subscription	53%	52%			52%	48%
Service	47%	48%			48%	52%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our software as a service platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.7 million increase in subscription revenue for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, primarily reflects $0.7 million of higher subscription revenue from new and existing commercial contracts.

The $2.3 million increase in subscription revenue for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, primarily reflects $3.0 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

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

The $0.4 million increase in service revenue for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, primarily reflects $0.6 million of higher service revenue from the Central Banks.

The $0.3 million increase in service revenue for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, primarily reflects $1.3 million of higher service revenue from the Central Banks, partially offset by $0.8 million of lower service revenue from HolyGrail recycling projects.

Revenue by geography

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,921	$2,889	$32	1%	$8,541	$7,259	$1,282	18%
International	6,073	4,932	1,141	23%	17,026	15,720	1,306	8%
Total	$8,994	$7,821	$1,173	15%	$25,567	$22,979	$2,588	11%
Revenue (as % of total revenue):
Domestic	32%	37%			33%	32%
International	68%	63%			67%	68%
Total	100%	100%			100%	100%

Domestic

The $ 0.0 million increase in domestic revenue for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022 was insignificant.

The $ 1.3 million increase in domestic revenue for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, primarily reflects $1.9 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.6 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

International

The $ 1.1 million increase in international revenue for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, primarily reflects $0.7 million of higher subscription revenue from new and existing commercial contracts and $0.6 million of higher service revenue from the Central Banks.

The $ 1.3 million increase in international revenue for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, primarily reflects $1.3 million of higher service revenue from the Central Banks and $1.1 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.8 million of lower service revenue from HolyGrail recycling projects and $0.3 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022.

Revenue by market

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$4,511	$3,786	$725	19%	$12,474	$10,033	$2,441	24%
Service	213	389	(176)	(45)%	849	1,851	(1,002)	(54)%
Total Commercial	$4,724	$4,175	$549	13%	$13,323	$11,884	$1,439	12%

Government:
Subscription	$300	$300	$—	—%	$900	$1,088	$(188)	(17)%
Service	3,970	3,346	624	19%	11,344	10,007	1,337	13%
Total Government	$4,270	$3,646	$624	17%	$12,244	$11,095	$1,149	10%
Total	$8,994	$7,821	$1,173	15%	$25,567	$22,979	$2,588	11%

Commercial

The $0.5 million increase in commercial revenue for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, primarily reflects $0.7 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.2 million of lower commercial service revenue.

The $1.4 million increase in commercial revenue for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, primarily reflects $3.0 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.9 million of lower subscription revenue as a result of sunsetting our Piracy Intelligence product in 2022 and $0.8 million of lower service revenue from HolyGrail recycling projects.

Government

The $0.6 million increase in government revenue for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, primarily reflects $0.6 million of higher service revenue from the Central Banks.

The $1.1 million increase in government revenue for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, primarily reflects $1.3 million of higher service revenue from the Central Banks, partially offset by $0.2 million of lower government subscription revenue.

Annual Recurring Revenue ("ARR")

	As of	As of	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)
ARR	$19,559	$12,682	$6,877	54%

ARR increased $6.9 million, or 54%, primarily driven by new commercial subscription contracts entered into and increased subscription fees on existing commercial contracts.

We provide an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR is calculated as the aggregation of annualized subscription fees from all of our commercial contracts as of the measurement date. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with, or to replace, either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$4,113	$3,080	$1,033	34%	$11,110	$8,187	$2,923	36%
Service (1)	2,245	2,133	112	5%	6,572	6,681	(109)	(2)%
Amortization expense on acquired intangible assets	(1,135)	(1,048)	(87)	(8)%	(3,346)	(3,362)	16	—%
Total	$5,223	$4,165	$1,058	25%	$14,336	$11,506	$2,830	25%
Gross Profit Margin:
Subscription (1)	85%	75%			83%	74%
Service (1)	54%	57%			54%	56%
Total	58%	53%			56%	50%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes Amortization expense on acquired intangible assets.

The $1.1 million increase in total gross profit for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to $1.0 million of higher subscription gross profit contribution reflecting higher subscription revenue and a favorable mix of subscription revenue.

The $2.8 million increase in total gross profit for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to $2.9 million of higher subscription gross profit contribution reflecting higher subscription revenue and a favorable mix of subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue, and lower platform costs.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue, and lower platform costs.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to a more favorable mix of service revenue in 2022.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to a more favorable mix of service revenue in 2022.

Operating expenses

Sales and marketing

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$5,366	$7,684	$(2,318)	(30)%	$16,770	$23,702	$(6,932)	(29)%
Sales and marketing (as % of total revenue)	60%	98%			66%	103%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $2.3 million decrease in sales and marketing expenses for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to:

•	decreased severance costs of $1.0 million incurred for organizational changes;

•	decreased compensation costs of $0.7 million reflecting lower headcount, partially offset by annual compensation adjustments;

•	decreased contractor and consulting expenses of $0.5 million; and

•	decreased allocation of facilities and information technology costs of $0.2 million.

The $6.9 million decrease in sales and marketing expenses for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to:

•	decreased compensation costs of $3.8 million reflecting lower headcount, partially offset by annual compensation adjustments;

•	decreased allocation of facilities and information technology costs of $1.3 million;

•	decreased contractor and consulting expenses of $1.1 million;

•	decreased travel and training expenses of $0.8 million; and

•	decreased severance costs of $0.2 million incurred for organizational changes.

Research, development and engineering

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$6,308	$7,575	$(1,267)	(17)%	$20,295	$19,731	$564	3%
Research, development and engineering (as % of total revenue)	70%	97%			79%	86%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for product development; and

•	the allocation of facilities and information technology costs.

The $1.3 million decrease in research, development and engineering expenses for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to:

•	decreased compensation costs of $0.9 million reflecting lower headcount, partially offset by annual compensation adjustments;

•	decreased severance costs of $0.2 million incurred for organizational changes; and

•	decreased allocation of facilities and information technology costs of $0.2 million.

The $0.6 million increase in research, development and engineering expenses for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to:

•	increased severance costs of $0.9 million incurred for organizational changes;

•	increased software, hardware and maintenance expenses of $0.5 million;

•	increased contractor and consulting expenses of $0.2 million; and

•	increased compensation costs of $0.1 million reflecting annual compensation adjustments, partially offset by lower headcount; partially offset by

•	decreased allocation of facilities and information technology costs of $1.1 million; and

•	decreased recruiting expenses of $0.3 million.

General and administrative

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$4,433	$4,132	$301	7%	$13,412	$15,027	$(1,615)	(11)%
General and administrative (as % of total revenue)	49%	53%			52%	65%

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

The $0.3 million increase in general and administrative expenses for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to:

•	increased compensation costs of $0.5 million reflecting annual compensation adjustments, partially offset by lower headcount; and

•	lower allocation of facilities and information technology costs to other departments of $0.4 million; partially offset by

•	decreased contractor and consulting expenses of $0.2 million;

•	decreased facilities expenses of $0.2 million; and

•	decreased severance costs of $0.1 million incurred for organizational changes.

The $1.6 million decrease in general and administrative expenses for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to:

•	decreased compensation costs of $0.8 million reflecting lower headcount, partially offset by annual compensation adjustments;

•	decreased contractor and consulting expenses of $0.7 million;

•	decreased legal expenses of $0.6 million;

•	decreased facilities expenses of $0.6 million;

•	decreased software, hardware and maintenance expenses of $0.5 million;

•	decreased operating taxes of $0.3 million largely reflecting the stamp tax due for the EVRYTHNG acquisition in 2022; and

•	decreased recruiting expenses of $0.2 million; partially offset by

•	lower allocation of facilities and information technology costs to other departments of $2.4 million.

Amortization expense on acquired intangible assets

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$272	$301	$(29)	(10)%	$800	$964	$(164)	(17)%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	4%			3%	4%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The decreases in amortization expense on acquired intangible assets primarily reflect the impact of changes in foreign currency exchange rates.

Impairment of lease right of use assets and leasehold improvements

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$—	$—	—%	$250	$574	$(324)	(56)%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	—%	—%			1%	2%

The changes in impairment of lease right of use assets and leasehold improvements relates to the differences in the amount of impairment charges recorded for each respective period on our former corporate headquarters in Beaverton, Oregon.

Stock-based compensation

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$310	$270	$40	15%	$866	$736	$130	18%
Sales and marketing	606	1,461	(855)	(59)%	1,930	3,354	(1,424)	(42)%
Research, development and engineering	658	916	(258)	(28)%	2,269	2,066	203	10%
General and administrative	1,118	921	197	21%	3,081	3,154	(73)	(2)%
Total	$2,692	$3,568	$(876)	(25)%	$8,146	$9,310	$(1,164)	(13)%

The decrease in stock-based compensation expense for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily the result of a lower amount of employee equity grants made in 2023 than in 2022 and lower stock-based compensation costs incurred for organizational changes.

The decrease in stock-based compensation expense for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily the result of a lower amount of employee equity grants made in 2023 than in 2022, partially offset by higher stock-based compensation costs incurred for organizational changes.

We anticipate incurring an additional $17.6 million in stock-based compensation expense through September 30, 2027, for stock awards outstanding as of September 30, 2023.

Other income, net

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$478	$623	$(145)	(23)%	$1,870	$1,214	$656	54%
Other income, net (as % of total revenue)	5%	8%			7%	5%

The decrease in other income, net for the three month period ended September 30, 2023, compared to the corresponding three month period ended September 30, 2022, was primarily due to lower refundable tax credits, partially offset by higher interest income reflecting higher interest rates on our marketable securities.

The increase in other income, net for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, was primarily due to higher interest income reflecting higher interest rates on our marketable securities, partially offset by lower refundable tax credits.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine month periods ended September 30, 2023 and 2022 was 0% and 0%, respectively. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of September 30, 2023, was $92.9 million, an increase of $9.9 million from $83.0 million as of December 31, 2022.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2023, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that exclude amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted), which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP gross profit	$5,223	$4,165	$14,336	$11,506
Amortization of acquired intangible assets	1,135	1,048	3,346	3,362
Amortization and write-off of other intangible assets	143	145	433	430
Stock-based compensation	310	270	866	736
Non-GAAP gross profit	$6,811	$5,628	$18,981	$16,034
Non-GAAP gross profit margin	76%	72%	74%	70%

GAAP operating expenses	$16,379	$19,692	$51,527	$59,998
Depreciation and write-off of property and equipment	(223)	(316)	(911)	(1,036)
Amortization of acquired intangible assets	(272)	(301)	(800)	(964)
Amortization and write-off of other intangible assets	(228)	(4)	(276)	(63)
Amortization of lease right of use assets under operating leases	(94)	(248)	(426)	(768)
Stock-based compensation	(2,382)	(3,298)	(7,280)	(8,574)
Impairment of lease right of use assets and leasehold improvements	—	—	(250)	(574)
Acquisition-related expenses	—	—	—	(447)
Non-GAAP operating expenses	$13,180	$15,525	$41,584	$47,572

GAAP net loss	$(10,723)	$(14,930)	$(35,386)	$(47,350)
Total adjustments to gross profit	1,588	1,463	4,645	4,528
Total adjustments to operating expenses	3,199	4,167	9,943	12,426
Non-GAAP net loss	$(5,936)	$(9,300)	$(20,798)	$(30,396)

GAAP loss per share (diluted)	$(0.53)	$(0.76)	$(1.76)	$(2.51)
Non-GAAP net loss	$(5,936)	$(9,300)	$(20,798)	$(30,396)
Non-GAAP loss per share (diluted)	$(0.29)	$(0.47)	$(1.03)	$(1.61)

Non-GAAP gross profit for the three months ended September 30, 2023, increased by $1.2 million compared to the three months ended September 30, 2022. The increase was primarily due to higher subscription and service revenue.

Non-GAAP gross profit for the nine months ended September 30, 2023, increased by $2.9 million compared to the nine months ended September 30, 2022. The increase was primarily due to higher subscription and service revenue.

Non-GAAP gross profit margin for the three months ended September 30, 2023, increased to 76% compared to 72% for the three months ended September 30, 2022. The increase was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue and lower platform costs, partially offset by a more favorable mix of service revenue in 2022.

Non-GAAP gross profit margin for the nine months ended September 30, 2023, increased to 74% compared to 70% for the nine months ended September 30, 2022. The increase was primarily due to higher subscription revenue combined with a favorable mix of subscription revenue and lower platform costs, partially offset by a more favorable mix of service revenue in 2022.

Non-GAAP operating expenses for the three months ended September 30, 2023, decreased by $2.3 million compared to the three months ended September 30, 2022. The decrease was primarily due to $0.9 million of lower cash compensation costs due to lower headcount, partially offset by annual compensation adjustments, $0.8 million of lower cash severance costs incurred for organizational changes, and $0.6 million of lower contractor and consulting expenses.

Non-GAAP operating expenses for the nine months ended September 30, 2023, decreased by $6.0 million compared to the nine months ended September 30, 2022. The decrease was primarily due to $3.3 million of lower cash compensation costs due to lower headcount, partially offset by annual compensation adjustments, and lower expenses for contractors and consultants of $1.6 million, travel and training of $0.9 million, legal of $0.6 million, and recruiting of $0.6 million, partially offset by $0.7 million of higher cash severance costs incurred for organizational changes.

Liquidity and Capital Resources

	September 30,	December 31,
	2023	2022
Working capital	$31,429	$54,007
Current ratio (1)	3.3:1	6.3:1
Cash, cash equivalents and short-term marketable securities	$33,331	$52,542
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$33,331	$52,542

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $19.2 million decrease in cash, cash equivalents and marketable securities at September 30, 2023, from December 31, 2022, resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and our marketable securities with major financial institutions. At times deposits may exceed insured limits. Marketable securities primarily include U.S. Treasuries, money market securities, commercial paper, and federal agency notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3,000 or 7% of the invested funds will be available within 30 days' notice.

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

Operating Cash Flow

The components of cash flows used in operating activities were:

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(35,386)	$(47,350)	$(11,964)	(25)%
Non-cash items	14,588	16,507	1,919	12%
Changes in operating assets and liabilities	4,119	(6,045)	(10,164)	(168)%
Net cash used in operating activities	$(16,679)	$(36,888)	$(20,209)	(55)%

Cash flows used in operating activities for the nine month period ended September 30, 2023, decreased by $20.2 million, compared to the corresponding nine month period ended September 30, 2022, primarily as a result of a $12.0 million lower net loss and $10.2 million from favorable changes in operating assets and liabilities, partially offset by $1.9 million of lower non-cash items included in net loss. The changes in operating assets and liabilities are largely due to the timing and amount of customer receipts. The change in non-cash items primarily reflects lower stock-based compensation expense, amortization expense, and impairment on lease right of use assets.

Cash flows provided by investing activities for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, increased by $10.6 million. The increase primarily reflects higher net proceeds from maturities of marketable securities, $3.5 million of net cash paid for the acquisition of EVRYTHNG in January 2022, and lower purchases of property and equipment.

Cash flows from financing activities for the nine month period ended September 30, 2023, compared to the corresponding nine month period ended September 30, 2022, decreased by $58.7 million. The decrease primarily reflects the impact of the $58.2 million of net proceeds we raised from our registered direct stock offering in April 2022.

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

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The prior shelf registration expired on July 24, 2023. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of September 30, 2023, $100.0 million remained available under the new shelf registration statement.

Equity Distribution Agreement

On May 16, 2019, we entered into an Equity Distribution Agreement, whereby we may sell from time to time through Wells Fargo Securities, LLC, as our sales agent, our common stock having an aggregate offering price of up to $30,000. Wells Fargo Securities, LLC will receive from us a commission equal to 2.50% of the gross sales price per share of common stock for shares having an aggregate offering price of up to $10.0 million, and a commission of 2.25% of the gross sales price per share of common stock thereafter, for shares sold under the Equity Distribution Agreement. We did not sell any shares under this Equity Distribution Agreement during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, $1.9 million remains available for future issuance under the Equity Distribution Agreement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933. Words such as "may," "might," "plan," "should," "could," "expect," "anticipate," "intend," "believe," "project," "forecast," "estimate," "continue," and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. "Risk Factors" of our 2022 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	our assumptions and expectations related to stock awards;

•	our belief that we have one of the world's most extensive patent portfolios in digital watermarking and related fields;

•	anticipated effect of our adoption of accounting pronouncements;

•	our beliefs regarding our critical accounting policies;

•	our expectations regarding the impact of accounting pronouncements issued but not yet adopted;

•	anticipated revenue to be generated from current contracts, renewals, and as a result of new programs;

•	our estimates, judgments and assumptions related to impairment testing;

•	variability of contracted arrangements in response to changes in circumstances underlying the original contractual arrangements;

•	business opportunities that could require that we seek additional financing and our ability to do so;

•	the size and growth of our markets and our assumptions and beliefs related to those markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;

•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;

•	the effect of computerized trading on our stock price;

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

We believe that the risk factors specified above and the risk factors contained in 2022 Part I, Item 1A. "Risk Factors" of our 2022 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of EVRYTHNG on January 3, 2022. We have integrated EVRYTHNG into our internal control over financial reporting, and management's evaluation of the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.         Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc's actual results are set forth in Part I, Item 1A: "Risk Factors" of our 2022 Annual Report. The risks and uncertainties described in our 2022 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2023, there have been no material changes to the risk factors previously disclosed in our 2022 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2023:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2023 to July 31, 2023	—	$—	—	$—
Month 2
August 1, 2023 to August 31, 2023	21,561	$35.12	—	$—
Month 3
September 1, 2023 to September 30, 2023	—	$—	—	$—
Total	21,561	$35.12	—	$—

(1)	Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance stock units.

Item 6.     Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2023	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)