Form 10-Q
period 2024-03-31
Digimarc CORP
filed 2024-05-03
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, there were 21,373,323 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$36,414	$21,456
Marketable securities	12,511	5,726
Trade accounts receivable, net	5,215	5,813
Other current assets	3,802	4,085
Total current assets	57,942	37,080
Property and equipment, net	1,445	1,570
Intangibles, net	26,720	28,458
Goodwill	8,576	8,641
Lease right of use assets	3,930	4,017
Other assets	1,106	786
Total assets	$99,719	$80,552
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,100	$6,672
Deferred revenue	5,256	5,853
Total current liabilities	9,356	12,525
Long-term lease liabilities	5,812	5,994
Other long-term liabilities	80	106
Total liabilities	15,248	18,625
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2024 and December 31, 2023)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,372 and 20,379 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	21	20
Additional paid-in capital	409,473	376,189
Accumulated deficit	(322,106)	(311,768)
Accumulated other comprehensive loss	(2,967)	(2,564)
Total shareholders’ equity	84,471	61,927
Total liabilities and shareholders’ equity	$99,719	$80,552

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$5,762	$3,885
Service	4,176	3,958
Total revenue	9,938	7,843
Cost of revenue:
Subscription (1)	747	795
Service (1)	1,839	1,715
Amortization expense on acquired intangible assets	1,140	1,089
Total cost of revenue	3,726	3,599
Gross profit	6,212	4,244
Operating expenses:
Sales and marketing	5,536	6,298
Research, development and engineering	6,741	7,826
General and administrative	4,520	4,627
Amortization expense on acquired intangible assets	272	260
Total operating expenses	17,069	19,011
Operating loss	(10,857)	(14,767)
Other income, net	528	745
Loss before income taxes	(10,329)	(14,022)
Provision for income taxes	(9)	(18)
Net loss	$(10,338)	$(14,040)

Loss per share:
Loss per share — basic	$(0.50)	$(0.70)
Loss per share — diluted	$(0.50)	$(0.70)
Weighted average shares outstanding — basic	20,730	20,093
Weighted average shares outstanding — diluted	20,730	20,093

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(31)	$101
Foreign currency translation adjustment, net of tax of $0	(372)	775
Other comprehensive income (loss)	$(403)	$876
Net loss	(10,338)	(14,040)
Comprehensive loss	$(10,741)	$(13,164)

(1) Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three Months Ended March 31, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	6	—	—	—	—	—
Vesting of restricted stock units	—	—	44	—	—	—	—	—
Vesting of performance stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—	—
Purchase of common stock	—	—	(45)	—	(1,781)	—	—	(1,781)
Stock-based compensation	—	—	—	—	2,848	—	—	2,848
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(31)	(31)
Foreign currency translation adjustments	—	—	—	—	—	—	(372)	(372)
Net loss	—	—	—	—	—	(10,338)	—	(10,338)
Balance at March 31, 2024	10	$50	21,372	$21	$409,473	$(322,106)	$(2,967)	$84,471

Three Months Ended March 31, 2023
Balance at December 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Vesting of restricted stock units	—	—	29	—	—	—	—	—
Vesting of performance stock units	—	—	2	—	—	—	—	—
Purchase of common stock	—	—	(30)	—	(656)	—	—	(656)
Stock-based compensation	—	—	—	—	2,889	—	—	2,889
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	101	101
Foreign currency translation adjustments	—	—	—	—	—	—	775	775
Net loss	—	—	—	—	—	(14,040)	—	(14,040)
Balance at March 31, 2023	10	$50	20,271	$20	$369,925	$(279,849)	$(3,487)	$86,659

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,338)	$(14,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	193	428
Amortization of acquired intangible assets	1,412	1,349
Amortization and write-off of other intangible assets	271	183
Amortization of lease right of use assets under operating leases	87	166
Stock-based compensation	2,831	2,876
Decrease in allowance for doubtful accounts	(17)	—
Changes in operating assets and liabilities:
Trade accounts receivable	600	631
Other current assets	273	1,766
Other assets	(323)	(191)
Accounts payable and other accrued liabilities	(2,624)	(910)
Deferred revenue	(600)	(925)
Lease liability and other long-term liabilities	(187)	(77)
Net cash provided by (used in) operating activities	(8,422)	(8,744)
Cash flows from investing activities:
Purchase of property and equipment	(106)	(51)
Capitalized patent costs	(106)	(112)
Proceeds from maturities of marketable securities	3,501	10,247
Purchases of marketable securities	(10,320)	(1,975)
Net cash provided by (used in) investing activities	(7,031)	8,109
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	32,218	—
Purchase of common stock	(1,781)	(656)
Repayment of loans	(15)	(26)
Net cash provided by (used in) financing activities	30,422	(682)
Effect of exchange rate on cash	(11)	20
Net increase (decrease) in cash and cash equivalents	14,958	(1,297)
Cash and cash equivalents at beginning of period	21,456	33,598
Cash and cash equivalents at end of period	$36,414	$32,301
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(18)	$2
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$28	$4
Stock-based compensation capitalized to software and patent costs	$17	$13

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

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, a cloud-based record of never-before-seen post-consumption data provides new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (PROs).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, improved inventory management, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “2023 Annual Report”).

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2023 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”. The ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance will be effective for the Company starting in the fiscal year ending December 31, 2024, for annual periods and in the first quarter of the fiscal year ending December 31, 2025, for interim periods, with early adoption permitted. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$5,081	$—	$—	$5,081
Commercial Paper	—	22,222	—	22,222
U.S. Treasuries	—	14,362	—	14,362
Federal agency notes	—	5,752	—	5,752
Total	$5,081	$42,336	$—	$47,417

December 31, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$1,515	$—	$—	$1,515
Commercial Paper	—	14,622	—	14,622
U.S. Treasuries	—	5,953	—	5,953
Federal agency notes	—	998	—	998
Total	$1,515	$21,573	$—	$23,088

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2024, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$47,417	$47,417	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasuries, federal agency notes, and money market securities totaling $34,906 and $17,362 at  March 31, 2024 and December 31, 2023, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended March 31,
	2024	2023
Commercial:
Subscription	$5,462	$3,585
Service	257	298
Total Commercial	$5,719	$3,883
Government:
Subscription	$300	$300
Service	3,919	3,660
Total Government	4,219	3,960
Total	$9,938	$7,843

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable” in the Consolidated Balance Sheets. See Note 8 for more information about trade accounts receivable.

The Company has contract assets from capitalized contract acquisition costs that are classified as “other current assets” and “other assets” in the Consolidated Balance Sheets. These contract acquisition costs are recognized in proportion to the revenue recognized from the contract they are associated with.

The following table provides information about contract assets:

	March 31,	December 31,
	2024	2023
Contract acquisition costs, current	$168	$113
Contract acquisition costs, long-term	4	9
Total	$172	$122

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	March 31,	December 31,
	2024	2023
Deferred revenue, current	$5,256	$5,853
Deferred revenue, long-term	4	7
Total	$5,260	$5,860

The Company recognized $2,881 of revenue during the three months ended March 31, 2024, that was included in the contract liability balance as of December 31, 2023.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $30,192 and $31,798 as of March 31, 2024, and December 31, 2023, respectively.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended March 31,
	2024	2023
Domestic	$2,874	$2,767
International (1)	7,064	5,076
Total	$9,938	$7,843

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as International revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended March 31,
	2024	2023
Customer A	42%	50%
Customer B	18%	23%
Customer C	14%	*

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	March 31,	December 31,
	2024	2023
United States	$1,414	$1,535
Europe	31	35
Total	$1,445	$1,570

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

There were no stock options granted during the three months ended  March 31, 2024 and 2023.

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

Monte Carlo valuation inputs:

	Three Months Ended March 31,
	2024	2023
Stock price	$39.49	$22.37
Expected volatility	66.3%	74.7%
Risk-free interest rate	4.3%	4.3%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Stock-Based Compensation

	Three Months Ended March 31,
	2024	2023
Stock-based compensation:
Cost of revenue	$253	$238
Sales and marketing	712	761
Research, development and engineering	618	936
General and administrative	1,248	941
Stock-based compensation expense	2,831	2,876
Capitalized to software and patent costs	17	13
Total stock-based compensation	$2,848	$2,889

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	March 31,	December 31,
	2024	2023
Total unrecognized compensation costs	$21,772	$15,370

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2024, for all non-vested stock-based awards over weighted average periods through  March 31, 2028, as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	0.68	1.56	2.00

As of March 31, 2024, under the Company’s stock incentive plan, an additional 1,258 shares remained available for future grants. The Company issues new shares upon exercises of stock options, grants of RSAs and vesting of RSU and PRSU awards.

Stock Option Activity

The following table presents the outstanding stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Grant Date	Intrinsic
	Options	Price	Fair Value	Value
Options outstanding, December 31, 2023	1	$22.15	$—
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Options outstanding, March 31, 2024	1	$22.15	$—	$6
Options exercisable, March 31, 2024	1	$22.15	$—	$6
Options unvested, March 31, 2024	—	$—	$—	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The aggregate intrinsic value is based on the closing price of $27.18 per share of Digimarc common stock on March 31, 2024, which would have been received by the optionees had all of the options with exercise prices less than $27.18 per share been exercised on that date.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2023	105	$29.89
Granted	6	$35.82
Vested	(14)	$33.56
Forfeited	(1)	$28.06
Unvested balance, March 31, 2024	96	$29.76

The fair value of RSAs vested is as follows:

	Three Months Ended March 31,
	2024	2023
Fair value of RSAs vested	$551	$1,019

Restricted Stock Units Activity

The following table presents the unvested RSU activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2023	442	$23.77
Granted	154	$39.46
Vested	(44)	$24.93
Forfeited	(14)	$22.38
Unvested balance, March 31, 2024	538	$28.20

The fair value of RSU awards vested is as follows:

	Three Months Ended March 31,
	2024	2023
Fair value of RSU awards vested	$1,729	$624

Performance Stock Units Activity

The following table presents the unvested PRSU activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2023	192	$29.01
Change in units based on performance expectations	30	$22.37
Granted	59	$39.49
Vested	(60)	$22.37
Forfeited	—	$—
Unvested balance, March 31, 2024	221	$32.70

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The fair value of PRSU awards vested is as follows:

	Three Months Ended March 31,
	2024	2023
Fair value of PRSU awards vested	$2,370	$54

6. Shareholders’ Equity

Registered Direct Offering

On February 24, 2024, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 929 shares of common stock in a registered direct stock offering. The common shares were offered at a price of $35.00 per share, and the gross cash proceeds to the Company were $32,500. We incurred $282 of legal costs related to the offering. The closing of the registered direct offering occurred on February 27, 2024.

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

The following table reconciles earnings (loss) per share:

	Three Months Ended March 31,
	2024	2023
Basic Earnings (Loss) per Share:
Net loss — basic	$(10,338)	$(14,040)
Weighted average shares outstanding — basic	20,730	20,093
Basic loss per share	$(0.50)	$(0.70)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(10,338)	$(14,040)
Weighted average shares outstanding — diluted	20,730	20,093
Diluted loss per share	$(0.50)	$(0.70)

The following table indicates the stock equivalents related to stock options and unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended March 31,
	2024	2023
Anti-dilutive shares due to:
Exercise prices higher than the average market price	—	51
Net loss	206	59

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	March 31,	December 31,
	2024	2023
Trade accounts receivable, current	$5,332	$5,947
Trade accounts receivable, long-term	7	9
Allowance for doubtful accounts	(117)	(134)
Trade accounts receivable, net	$5,222	$5,822
Unpaid deferred revenue included in trade accounts receivable	$1,042	$2,073

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Allowance for Doubtful Accounts

The Company’s accounts receivables are subject to concentrations of credit risk. The Company maintains an allowance for its doubtful accounts receivable to reflect any estimated credit losses. The allowance is established in accordance with the current expected credit loss model, which requires the estimation of expected credit losses over the contractual life of financial assets. The allowance is calculated using a forward-looking probability-weighted approach based on historical loss experience, current economic conditions, and reasonable and supportable forecasts. The Company records the allowance in “general and administrative” expense in the Consolidated Statements of Operations, up to the amount of revenue recognized to date for each account. Any incremental allowance is recorded as an offset to “deferred revenue” in the Consolidated Balance Sheets. Account receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers.

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2024	2023
Company A	48%	56%
Company B	*	13%

*	Less than 10%

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

	March 31,	December 31,
	2024	2023
Office furniture and fixtures	$1,434	$1,435
Software	5,433	5,497
Equipment	2,522	2,472
Leasehold improvements	1,861	1,861
Gross property and equipment	11,250	11,265
Less accumulated depreciation	(9,805)	(9,695)
Property and equipment, net	$1,445	$1,570

10. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

Balance at December 31, 2023	$8,641
Currency translation adjustments	(65)
Balance at March 31, 2024	$8,576

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2024	2023
Capitalized patent costs	~17	$9,116	$9,231

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	22,638	22,836
Customer relationships	10	10,818	10,913
Gross intangible assets		42,822	43,230
Accumulated amortization		(16,102)	(14,772)
Intangibles, net		$26,720	$28,458

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$1,550	$1,493

For intangible assets recorded at March 31, 2024, the estimated future aggregate amortization expense for the years ending December 31, 2024 through December 31, 2028 is as follows:

Amortization
As of March 31, 2024	Expense
Remaining in 2024	$4,610
2025	6,130
2026	6,097
2027	1,538
2028	1,527

12. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of March 31, 2024, totaling $8,756 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

The lease term of the Company’s former corporate headquarters in Beaverton, Oregon ended in March 2024, with no remaining rent payments as of  March 31, 2024. The Company stopped using this office space as its corporate headquarters in March 2022.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	March 31,	December 31,
	2024	2023
Lease right of use assets	$3,930	$4,017
Lease liabilities, current	$700	$582
Lease liabilities, long-term	$5,812	$5,994

Weighted-average remaining life (in years)	6.5	6.5
Weighted-average discount rate	9%	9%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the three months ended March 31, 2024 and 2023.

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$429	$373
Cash paid for operating leases	$268	$412

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of March 31, 2024:

Cash
Payment
As of March 31, 2024	Obligations
Remaining in 2024	$966
2025	1,317
2026	1,356
2027	1,397
2028	1,296
Thereafter	2,455
Total lease payments	8,787
Imputed interest	(2,275)
Total minimum lease payments	$6,512

13. Other Income

The following table provides activity in other income, net:

	Three Months Ended March 31,
	2024	2023
Interest income	$374	$421
Refundable tax credit	125	255
Foreign currency gains (losses)	29	67
Other income (loss)	—	2
Total other income, net	$528	$745

14. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three months ended March 31, 2024 and 2023 was 0%.

The valuation allowance against net deferred tax assets as of March 31, 2024, was $98,143, an increase of $2,886 from $95,256 as of December 31, 2023. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

An excess tax benefit of $1,730 and an excess tax deficiency of $544 were recognized in the provision for income taxes for the three months ended March 31, 2024 and 2023, respectively, which were offset by $1,730 and $544 of valuation allowance, respectively.

15. Commitments and Contingencies

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our 2023 Annual Report, and other reports and filings we have made with the SEC.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Company,” “Digimarc,” “we,” “our,” and “us” refer to Digimarc Corporation.

All dollar amounts within the tables below are in thousands. The percentages within the tables may not sum to 100% due to rounding.

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

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, a cloud-based record of never-before-seen post-consumption data provides new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (PROs).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, improved inventory management, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

Digimarc has maintained a relationship with a consortium of central banks for over 25 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 830 U.S. and foreign patents granted and applications pending as of  March 31, 2024. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2023 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three month periods ended March 31, 2024, and all changes discussed with respect to such periods reflect changes compared to the three month periods ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Percentages are percent of total revenue
Revenue:
Subscription	58%	50%
Service	42	50
Total revenue	100	100
Cost of revenue:
Subscription (1)	8	10
Service (1)	19	22
Amortization expense on acquired intangible assets	11	14
Total cost of revenue	37	46
Gross profit	63	54
Operating expenses:
Sales and marketing	56	80
Research, development and engineering	68	100
General and administrative	45	59
Amortization expense on acquired intangible assets	3	3
Total operating expenses	172	242
Operating loss	(109)	(188)
Other income, net	5	9
Loss before income taxes	(104)	(179)
Provision for income taxes	(—)	(—)
Net loss	(104)%	(179)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended March 31, 2024, increased $2.1 million, to $9.9 million, compared to $7.8 million for the corresponding three month period ended March 31, 2023. The increase in revenue primarily reflects $1.9 million of higher subscription revenue from new and existing commercial contracts and $0.3 million of higher service revenue due to timing of program work with the Central Banks.

Total operating expenses for the three month period ended March 31, 2024, decreased $1.9 million, to $17.1 million, compared to $19.0 million for the corresponding three month period ended March 31, 2023. The decrease in operating expenses primarily reflects $1.9 million of lower compensation costs and $0.2 million of lower accounting and tax related costs, partially offset by $0.2 million of higher travel costs. The decrease in compensation costs primarily reflects $2.1 million of one-time severance costs incurred for organizational changes made in February 2023, partially offset by $0.2 million of higher compensation costs reflecting annual compensation adjustments, net of lower headcount.

Revenue

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$5,762	$3,885	$1,877	48%
Service	4,176	3,958	218	6%
Total	$9,938	$7,843	$2,095	27%
Revenue (as % of total revenue):
Subscription	58%	50%
Service	42%	50%
Total	100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our software as a service platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $1.9 million increase in subscription revenue for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects higher subscription revenue from new and existing commercial contracts.

Service

Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from several days to several years in length. Our contract with the Central Banks, which accounts for the majority of our service revenue, has a contract term through December 31, 2029. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted annually to account for cost of living variables, and the reimbursement of third party costs incurred to support the work plans.

The $0.2 million increase in service revenue for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $0.3 million of higher service revenue due to timing of program work with the Central Banks.

Revenue by geography

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,874	$2,767	$107	4%
International	7,064	5,076	1,988	39%
Total	$9,938	$7,843	$2,095	27%
Revenue (as % of total revenue):
Domestic	29%	35%
International	71%	65%
Total	100%	100%

Domestic

The $ 0.1 million increase in domestic revenue for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $0.2 million of higher subscription revenue from new and existing commercial contracts.

International

The $ 2.0 million increase in international revenue for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $1.7 million of higher subscription revenue from new and existing commercial contracts and $0.3 million of higher service revenue due to timing of program work with the Central Banks.

Revenue by market

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$5,462	$3,585	$1,877	52%
Service	257	298	(41)	(14)%
Total Commercial	$5,719	$3,883	$1,836	47%

Government:
Subscription	$300	$300	$—	—%
Service	3,919	3,660	259	7%
Total Government	$4,219	$3,960	$259	7%
Total	$9,938	$7,843	$2,095	27%

Commercial

The increase in commercial revenue for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $1.9 million of higher subscription revenue from new and existing commercial contracts.

Government

The increase in government revenue for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $0.3 million of higher service revenue due to timing of program work with the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
ARR	$23,905	$12,955	$10,950	85%

ARR increased $10.9 million, or 85% from March 31, 2023 to March 31, 2024, primarily driven by the entry into new commercial subscription contracts and increased subscription fees on existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$5,015	$3,090	$1,925	62%
Service (1)	2,337	2,243	94	4%
Amortization expense on acquired intangible assets	(1,140)	(1,089)	(51)	(5)%
Total	$6,212	$4,244	$1,968	46%
Gross Profit Margin:
Subscription (1)	87%	80%
Service (1)	56%	57%
Total	63%	54%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes Amortization expense on acquired intangible assets.

The $2.0 million increase in total gross profit for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $1.9 million of higher subscription gross profit due to higher subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects a slightly less favorable mix of service revenue.

Operating expenses

Sales and marketing

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$5,536	$6,298	$(762)	(12)%
Sales and marketing (as % of total revenue)	56%	80%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $0.8 million decrease in sales and marketing expenses for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects:

•

decreased compensation costs of $0.5 million, primarily reflecting $0.8 million of one-time severance costs incurred for organizational changes made in February 2023, partially offset by $0.3 million of annual compensation adjustments, net of lower headcount; and

•	decreased consulting expenses of $0.3 million.

Research, development and engineering

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$6,741	$7,826	$(1,085)	(14)%
Research, development and engineering (as % of total revenue)	68%	100%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for product development; and

•	the allocation of facilities and information technology costs.

The $1.1 million decrease in research, development and engineering expenses for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects:

•	decreased compensation costs of $1.3 million, primarily reflecting $1.1 million of one-time severance costs incurred for organizational changes made in February 2023, and $0.2 million of lower headcount, net of annual compensation adjustments; partially offset by

•	increased consulting expenses of $0.4 million.

General and administrative

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$4,520	$4,627	$(107)	(2)%
General and administrative (as % of total revenue)	45%	59%

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

The $0.1 million decrease in general and administrative expenses for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects:

•	decreased accounting and tax related costs of $0.2 million.

Amortization expense on acquired intangible assets

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$272	$260	$12	5%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The increases in amortization expense on acquired intangible assets primarily reflects the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$253	$238	$15	6%
Sales and marketing	712	761	(49)	(6)%
Research, development and engineering	618	936	(318)	(34)%
General and administrative	1,248	941	307	33%
Total stock-based compensation	$2,831	$2,876	$(45)	(2)%

The decrease in stock-based compensation expense for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects $0.6 million of one-time stock-based severance costs incurred for organization changes made in February 2023, partially offset by a higher amount of employee equity grants.

We anticipate incurring an additional $21.8 million in stock-based compensation expense through March 31, 2028, for stock awards outstanding as of March 31, 2024.

Other income, net

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$528	$745	$(217)	(29)%
Other income, net (as % of total revenue)	5%	9%

The decrease in other income, net for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, primarily reflects lower refundable tax credits.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three month periods ended March 31, 2024 and 2023 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2024, was $98.1 million, an increase of $2.9 million from $95.3 million as of December 31, 2023.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2024, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that exclude amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted), which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
GAAP gross profit	$6,212	$4,244
Amortization of acquired intangible assets	1,140	1,089
Amortization and write-off of other intangible assets	138	144
Stock-based compensation	253	238
Non-GAAP gross profit	$7,743	$5,715
Non-GAAP gross profit margin	78%	73%

GAAP operating expenses	$17,069	$19,011
Depreciation and write-off of property and equipment	(193)	(428)
Amortization of acquired intangible assets	(272)	(260)
Amortization and write-off of other intangible assets	(133)	(39)
Amortization of lease right of use assets under operating leases	(87)	(166)
Stock-based compensation	(2,578)	(2,638)
Non-GAAP operating expenses	$13,806	$15,480

GAAP net loss	$(10,338)	$(14,040)
Total adjustments to gross profit	1,531	1,471
Total adjustments to operating expenses	3,263	3,531
Non-GAAP net loss	$(5,544)	$(9,038)

GAAP loss per share (diluted)	$(0.50)	$(0.70)
Non-GAAP net loss	$(5,544)	$(9,038)
Non-GAAP loss per share (diluted)	$(0.27)	$(0.45)

Non-GAAP gross profit for the three months ended March 31, 2024, increased by $2.0 million compared to the three months ended March 31, 2023. The increase primarily reflects higher subscription revenue.

Non-GAAP gross profit margin for the three months ended March 31, 2024, increased to 78% compared to 73% for the three months ended March 31, 2023. The increase primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

Non-GAAP operating expenses for the three months ended March 31, 2024, decreased by $1.7 million compared to the three months ended March 31, 2023. The decrease primarily reflects $1.8 million of lower cash compensation costs, reflecting $1.5 million of one-time cash severance costs incurred for organizational changes made in February 2023, and $0.3 million of lower headcount, net of annual cash compensation adjustments, and $0.2 million of lower accounting and tax related costs, partially offset by higher travel costs of $0.2 million.

Liquidity and Capital Resources

	March 31,	December 31,
	2024	2023
Working capital	$48,586	$24,555
Current ratio (1)	6.2:1	3:1
Cash, cash equivalents and short-term marketable securities	$48,925	$27,182
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$48,925	$27,182

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $21.7 million increase in cash, cash equivalents and marketable securities at March 31, 2024, from December 31, 2023, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, U.S. treasuries, federal agency notes, and money market securities. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1.0 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S.-backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15.0 million, whichever is greater, to be invested in any one industry category (e.g., financial, energy, etc.) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal.

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three months ended March 31, 2024 and 2023.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(10,338)	$(14,040)	$(3,702)	(26)%
Non-cash items	4,777	5,002	225	4%
Changes in operating assets and liabilities	(2,861)	294	3,155	1073%
Net cash used in operating activities	$(8,422)	$(8,744)	$(322)	(4)%

Cash flows used in operating activities for the three month period ended March 31, 2024, decreased by $0.3 million, compared to the corresponding three month period ended March 31, 2023, primarily as a result of a $3.7 million lower net loss, partially offset by $3.1 million from unfavorable changes in operating assets and liabilities, and $0.2 million of lower non-cash items included in net loss. The changes in operating assets and liabilities are largely due to the timing and amount of cash receipts and cash payments. The change in non-cash items primarily reflects lower depreciation and write-off of property and equipment costs.

     Cash flows from investing activities

Cash flows from investing activities for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, decreased by $15.1 million. The decrease primarily reflects higher purchases of marketable securities and lower net proceeds from maturities of marketable securities.

     Cash flows from financing activities

Cash flows from financing activities for the three month period ended March 31, 2024, compared to the corresponding three month period ended March 31, 2023, increased by $31.1 million. The increase primarily reflects the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

Registered Direct Offering

On February 24, 2024, we entered into purchase agreements with certain investors providing for the issuance and sale by us of 929 thousand shares of our common stock in a registered direct stock offering. The common shares were offered at a price of $35.00 per share, and the gross cash proceeds to us were $32.5 million. We incurred $0.3 million of legal costs related to the offering. The closing of the registered direct offering occurred on February 27, 2024.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million.  As of March 31, 2024, $67.5 million remained available under the new shelf registration statement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2023 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

We believe that the risk factors specified above and the risk factors contained in 2023 Part I, Item 1A. “Risk Factors” of our 2023 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2023 Annual Report. The risks and uncertainties described in our 2023 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2024, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2024:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2024 to January 31, 2024	—	$—	—	$—
Month 2
February 1, 2024 to February 29, 2024	45,116	$39.49	—	$—
Month 3
March 1, 2024 to March 31, 2024	—	$—	—	$—
Total	45,116	$39.49	—	$—

(1)	Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance stock units.

Item 6.         Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2024	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)