Form 10-Q
period 2024-06-30
Digimarc CORP
filed 2024-08-14
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 21,420,625 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$30,598	$21,456
Marketable securities	10,863	5,726
Trade accounts receivable, net	8,071	5,813
Other current assets	3,649	4,085
Total current assets	53,181	37,080
Property and equipment, net	1,259	1,570
Intangibles, net	25,261	28,458
Goodwill	8,587	8,641
Lease right of use assets	3,844	4,017
Other assets	1,238	786
Total assets	$93,370	$80,552
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,689	$6,672
Deferred revenue	4,806	5,853
Total current liabilities	10,495	12,525
Long-term lease liabilities	5,617	5,994
Other long-term liabilities	90	106
Total liabilities	16,202	18,625
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2024 and December 31, 2023)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,420 and 20,379 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	21	20
Additional paid-in capital	411,331	376,189
Accumulated deficit	(331,376)	(311,768)
Accumulated other comprehensive loss	(2,858)	(2,564)
Total shareholders’ equity	77,168	61,927
Total liabilities and shareholders’ equity	$93,370	$80,552

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$6,380	$4,678	$12,142	$8,563
Service	3,999	4,052	8,175	8,010
Total revenue	10,379	8,730	20,317	16,573
Cost of revenue:
Subscription (1)	723	771	1,470	1,566
Service (1)	1,661	1,968	3,500	3,683
Amortization expense on acquired intangible assets	1,132	1,122	2,272	2,211
Total cost of revenue	3,516	3,861	7,242	7,460
Gross profit	6,863	4,869	13,075	9,113
Operating expenses:
Sales and marketing	5,616	5,106	11,152	11,404
Research, development and engineering	6,644	6,161	13,385	13,987
General and administrative	4,314	4,352	8,834	8,979
Amortization expense on acquired intangible assets	271	268	543	528
Impairment of lease right of use assets and leasehold improvements	—	250	—	250
Total operating expenses	16,845	16,137	33,914	35,148
Operating loss	(9,982)	(11,268)	(20,839)	(26,035)
Other income, net	723	647	1,251	1,392
Loss before income taxes	(9,259)	(10,621)	(19,588)	(24,643)
Provision for income taxes	(11)	(2)	(20)	(20)
Net loss	$(9,270)	$(10,623)	$(19,608)	$(24,663)

Loss per share:
Loss per share — basic	$(0.43)	$(0.53)	$(0.93)	$(1.23)
Loss per share — diluted	$(0.43)	$(0.53)	$(0.93)	$(1.23)
Weighted average shares outstanding — basic	21,392	20,162	21,061	20,128
Weighted average shares outstanding — diluted	21,392	20,162	21,061	20,128

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$14	$43	$(17)	$144
Foreign currency translation adjustment, net of tax of $0	95	591	(277)	1,366
Other comprehensive income (loss)	$109	$634	$(294)	$1,510
Net loss	(9,270)	(10,623)	(19,608)	(24,663)
Comprehensive loss	$(9,161)	$(9,989)	$(19,902)	$(23,153)

(1) Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended June 30, 2024
Balance at March 31, 2024	10	$50	21,372	$21	$409,473	$(322,106)	$(2,967)	$84,471
Issuance of restricted common stock	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	52	—	—	—	—	—
Purchase of common stock	—	—	(22)	—	(551)	—	—	(551)
Stock-based compensation	—	—	—	—	2,409	—	—	2,409
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	—	—	95	95
Net loss	—	—	—	—	—	(9,270)	—	(9,270)
Balance at June 30, 2024	10	$50	21,420	$21	$411,331	$(331,376)	$(2,858)	$77,168

Three Months Ended June 30, 2023
Balance at March 31, 2023	10	$50	20,271	$20	$369,925	$(279,849)	$(3,487)	$86,659
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	44	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—	—
Purchase of common stock	—	—	(21)	—	(624)	—	—	(624)
Stock-based compensation	—	—	—	—	2,592	—	—	2,592
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	43	43
Foreign currency translation adjustments	—	—	—	—	—	—	591	591
Net loss	—	—	—	—	—	(10,623)	—	(10,623)
Balance at June 30, 2023	10	$50	20,334	$20	$371,893	$(290,472)	$(2,853)	$78,638

Six Months Ended June 30, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	24	—	—	—	—	—
Vesting of restricted stock units	—	—	96	—	—	—	—	—
Vesting of performance stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—	—
Purchase of common stock	—	—	(67)	—	(2,332)	—	—	(2,332)
Stock-based compensation	—	—	—	—	5,257	—	—	5,257
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	—	—	—	—	—	—	(277)	(277)
Net loss	—	—	—	—	—	(19,608)	—	(19,608)
Balance at June 30, 2024	10	$50	21,420	$21	$411,331	$(331,376)	$(2,858)	$77,168

Six Months Ended June 30, 2023
Balance at December 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	73	—	—	—	—	—
Vesting of performance stock units	—	—	2	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(5)	—	—	—	—	—
Purchase of common stock	—	—	(51)	—	(1,280)	—	—	(1,280)
Stock-based compensation	—	—	—	—	5,481	—	—	5,481
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	144	144
Foreign currency translation adjustments	—	—	—	—	—	—	1,366	1,366
Net loss	—	—	—	—	—	(24,663)	—	(24,663)
Balance at June 30, 2023	10	$50	20,334	$20	$371,893	$(290,472)	$(2,853)	$78,638

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,608)	$(24,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	391	688
Amortization of acquired intangible assets	2,815	2,739
Amortization and write-off of other intangible assets	438	338
Amortization of lease right of use assets under operating leases	173	332
Stock-based compensation	5,237	5,454
Impairment of lease right of use assets and leasehold improvements	—	250
Decrease in allowance for doubtful accounts	(17)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,236)	(6,492)
Other current assets	426	1,827
Other assets	(456)	(268)
Accounts payable and other accrued liabilities	(992)	(839)
Deferred revenue	(1,037)	4,106
Lease liability and other long-term liabilities	(386)	38
Net cash provided by (used in) operating activities	(15,252)	(16,490)
Cash flows from investing activities:
Purchase of property and equipment	(132)	(121)
Capitalized patent costs	(196)	(198)
Proceeds from maturities of marketable securities	9,623	19,984
Purchases of marketable securities	(14,753)	(8,664)
Net cash provided by (used in) investing activities	(5,458)	11,001
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	32,218	—
Purchase of common stock	(2,332)	(1,280)
Repayment of loans	(18)	(16)
Net cash provided by (used in) financing activities	29,868	(1,296)
Effect of exchange rate on cash	(16)	12
Net increase (decrease) in cash and cash equivalents	9,142	(6,773)
Cash and cash equivalents at beginning of period	21,456	33,598
Cash and cash equivalents at end of period	$30,598	$26,825
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(46)	$(133)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$60	$28
Stock-based compensation capitalized to software and patent costs	$20	$27
Right of use assets obtained in exchange for lease obligations	$—	$31

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

The Digimarc product suite is built on top of the Digimarc Illuminate platform to power a trusted and scalable ecosystem that can address specific business needs in areas like automation, authenticity, sustainability, and customer trust and connectivity. All of the Company’s products are complementary to each other, providing exponential benefits when combined. By enabling customers to create and connect digital twins to physical and digital items, Digimarc’s products provide many benefits including:

•

Digimarc Automate improves product inspection by embedding imperceptible digital watermarks into products, labels, and packaging, which are detectable by standard vision systems. This significantly reduces mixing errors and mislabeling, ensuring higher accuracy and efficiency in production, fulfillment, and distribution facilities without additional costs for special inks or hardware. By enabling real-time data analysis and minimizing human error, Digimarc Automate enhances quality assurance, reduces waste, and lowers the risk of product recalls, giving brands a competitive edge.

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

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, a cloud-based record of never-before-seen post-consumption data provides new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (“PROs”).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$2,822	$—	$—	$2,822
Commercial Paper	—	18,389	—	18,389
Federal agency notes	—	12,904	—	12,904
U.S. Treasuries	—	5,433	—	5,433
Total	$2,822	$36,726	$—	$39,548

December 31, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$1,515	$—	$—	$1,515
Commercial Paper	—	14,622	—	14,622
U.S. Treasuries	—	5,953	—	5,953
Federal agency notes	—	998	—	998
Total	$1,515	$21,573	$—	$23,088

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2024, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$39,548	$39,548	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, federal agency notes, U.S. Treasuries, and money market securities totaling $28,685 and $17,362 at  June 30, 2024 and December 31, 2023, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial:
Subscription	$6,080	$4,378	$11,542	$7,963
Service	177	338	434	636
Total Commercial	$6,257	$4,716	$11,976	$8,599
Government:
Subscription	$300	$300	$600	$600
Service	3,822	3,714	7,741	7,374
Total Government	4,122	4,014	8,341	7,974
Total	$10,379	$8,730	$20,317	$16,573

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

The following table provides information about contract assets:

	June 30,	December 31,
	2024	2023
Contract acquisition costs, current	$81	$113
Contract acquisition costs, long-term	—	9
Total	$81	$122

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	June 30,	December 31,
	2024	2023
Deferred revenue, current	$4,806	$5,853
Deferred revenue, long-term	17	7
Total	$4,823	$5,860

The Company recognized $4,841 of revenue during the six months ended June 30, 2024, that was included in the contract liability balance as of December 31, 2023.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $26,867 and $31,798 as of June 30, 2024, and December 31, 2023, respectively.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$3,471	$2,853	$6,345	$5,620
International (1)	6,908	5,877	13,972	10,953
Total	$10,379	$8,730	$20,317	$16,573

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as International revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	39%	46%	41%	48%
Customer B	18%	21%	18%	22%
Customer C	14%	*	14%	*

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	June 30,	December 31,
	2024	2023
United States	$1,235	$1,535
Europe	24	35
Total	$1,259	$1,570

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include restricted stock awards, restricted stock units, and performance restricted stock units.

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

Performance Stock Units

The fair value of performance restricted stock unit (“PRSU”) awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the fair market value of the Company's common stock on the date of the grant, adjusted for probability of achievement of the performance criteria as of each reporting date (measurement date), and is recognized on a straight-line basis over the service period of the award, which is generally three years for employee grants. The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized.

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

Monte Carlo valuation inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock price	$25.39	$—	$36.64	$22.37
Expected volatility	66.3%	—	66.3%	74.7%
Risk-free interest rate	4.3%	—	4.3%	4.3%

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation:
Cost of revenue	$156	$318	$409	$556
Sales and marketing	798	563	1,510	1,324
Research, development and engineering	645	675	1,263	1,611
General and administrative	807	1,022	2,055	1,963
Stock-based compensation expense	2,406	2,578	5,237	5,454
Capitalized to software and patent costs	3	14	20	27
Total stock-based compensation	$2,409	$2,592	$5,257	$5,481

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	June 30,	December 31,
	2024	2023
Total unrecognized compensation costs	$20,197	$15,370

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2024, for all non-vested stock-based awards over weighted average periods through  June 30, 2028, as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	0.93	1.48	1.81

As of June 30, 2024, under the Company’s stock incentive plan, an additional1,242 shares remained available for future grants. Of this total, 256 shares require re-registration with the SEC. The Company issues new shares upon exercises of grants of RSAs and vesting of RSU and PRSU awards.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2024:	Shares	Fair Value
Unvested balance at March 31, 2024	96	$29.76
Granted	18	$28.13
Vested	(52)	$24.55
Forfeited	—	$—
Unvested balance at June 30, 2024	62	$32.55

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2024:	Shares	Fair Value
Unvested balance at December 31, 2023	105	$29.89
Granted	24	$30.19
Vested	(66)	$27.53
Forfeited	(1)	$27.61
Unvested balance at June 30, 2024	62	$32.55

The fair value of RSAs vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of RSAs vested	$1,211	$439	$1,761	$1,458

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2024:	Shares	Fair Value
Unvested balance at March 31, 2024	538	$28.20
Granted	42	$26.35
Vested	(52)	$27.38
Forfeited	(21)	$29.99
Unvested balance at June 30, 2024	507	$28.05

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2024:	Shares	Fair Value
Unvested balance at December 31, 2023	442	$23.77
Granted	196	$36.63
Vested	(96)	$26.26
Forfeited	(35)	$26.92
Unvested balance at June 30, 2024	507	$28.05

The fair value of RSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of RSU awards vested	$1,318	$1,203	$3,047	$1,827

Performance Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2024:	Shares	Fair Value
Unvested balance at March 31, 2024	221	$32.70
Granted	14	$25.19
Vested	—	$—
Forfeited	(15)	$34.75
Unvested balance at June 30, 2024	220	$32.09

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2024:	Shares	Fair Value
Unvested balance at December 31, 2023	192	$29.01
Change in units based on performance expectations	30	$22.37
Granted	73	$36.77
Vested	(60)	$22.37
Forfeited	(15)	$34.75
Unvested balance at June 30, 2024	220	$32.09

The fair value of PRSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of PRSU awards vested	$—	$—	$2,370	$54

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

Basic earnings per common share excludes dilution and is calculated by dividing earnings to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings to common shares by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs. RSAs are included in shares outstanding on the date of grant.

The following table reconciles earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings (Loss) per Share:
Net loss — basic	$(9,270)	$(10,623)	$(19,608)	$(24,663)
Weighted average shares outstanding — basic	21,392	20,162	21,061	20,128
Basic loss per share	$(0.43)	$(0.53)	$(0.93)	$(1.23)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(9,270)	$(10,623)	$(19,608)	$(24,663)
Weighted average shares outstanding — diluted	21,392	20,162	21,061	20,128
Diluted loss per share	$(0.43)	$(0.53)	$(0.93)	$(1.23)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive shares due to:
Exercise prices higher than the average market price	—	50	—	50
Net loss	—	33	206	46

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	June 30,	December 31,
	2024	2023
Trade accounts receivable, current	$8,188	$5,947
Trade accounts receivable, long-term	4	9
Allowance for doubtful accounts	(117)	(134)
Trade accounts receivable, net	$8,075	$5,822
Unpaid deferred revenue included in trade accounts receivable	$2,507	$2,073

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2024	2023
Company A	30%	56%
Company B	15%	*
Company C	*	13%

*	Less than 10%

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

	June 30,	December 31,
	2024	2023
Office furniture and fixtures	$63	$1,435
Software	5,441	5,497
Equipment	2,484	2,472
Leasehold improvements	203	1,861
Gross property and equipment	8,191	11,265
Less accumulated depreciation	(6,932)	(9,695)
Property and equipment, net	$1,259	$1,570

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2024 and 2023, management concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Balance at December 31, 2023	$8,641
Currency translation adjustments	(54)
Balance at June 30, 2024	$8,587

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2024 and 2023.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2024	2023
Capitalized patent costs	~17	$9,132	$9,231

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	22,672	22,836
Customer relationships	10	10,834	10,913
Gross intangible assets		42,888	43,230
Accumulated amortization		(17,627)	(14,772)
Intangibles, net		$25,261	$28,458

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$1,539	$1,536	$3,089	$3,029

For intangible assets recorded at June 30, 2024, the estimated future aggregate amortization expense for the years ending December 31, 2024 through December 31, 2028 is as follows:

Amortization
As of June 30, 2024	Expense
Remaining in 2024	$3,080
2025	6,146
2026	6,114
2027	1,548
2028	1,537

12. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of June 30, 2024, totaling $8,436 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

The lease term of the Company’s former corporate headquarters in Beaverton, Oregon ended in March 2024, with no remaining rent payments as of  June 30, 2024. The Company stopped using this office space as its corporate headquarters in March 2022.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2024	2023
Lease right of use assets	$3,844	$4,017
Lease liabilities, current	$726	$582
Lease liabilities, long-term	$5,617	$5,994

Weighted-average remaining life (in years)	6.2	6.5
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the six months ended June 30, 2024. An “impairment of lease right of use assets and leasehold improvements” of $250 was recorded in the Consolidated Statements of Operations for the six months ended June 30, 2023. The impairment charge was determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office space over the remaining lease term.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$318	$469	$747	$842
Cash paid for operating leases	$496	$237	$764	$649

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of June 30, 2024:

Cash
Payment
As of June 30, 2024	Obligations
Remaining in 2024	$644
2025	1,317
2026	1,356
2027	1,397
2028	1,296
Thereafter	2,455
Total lease payments	8,465
Imputed interest	(2,122)
Total minimum lease payments	$6,343

13. Other Income

The following table provides activity in other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$611	$439	$985	$860
Refundable tax credit	125	151	250	406
Foreign currency gains (losses)	(13)	56	16	123
Other income (loss)	—	1	—	3
Total other income, net	$723	$647	$1,251	$1,392

14. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the six months ended June 30, 2024 and 2023 was 0%.

The valuation allowance against net deferred tax assets as of June 30, 2024, was $100,310, an increase of $5,054 from $95,256 as of December 31, 2023. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

An excess tax deficiency of $218 and an excess tax benefit of $1,512 were recognized in the provision for income taxes for the three and six months ended June 30, 2024, respectively, which were offset by $218 and $1,512 of valuation allowance, respectively.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our 2023 Annual Report, and other reports and filings we have made with the SEC.

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

The Digimarc product suite is built on top of the Digimarc Illuminate platform to power a trusted and scalable ecosystem that can address specific business needs in areas like automation, authenticity, sustainability, and customer trust and connectivity. All of the Company’s products are complementary to each other, providing exponential benefits when combined. By enabling customers to create and connect digital twins to physical and digital items, Digimarc’s products provide many benefits including:

•

Digimarc Automate improves product inspection by embedding imperceptible digital watermarks into products, labels, and packaging, which are detectable by standard vision systems. This significantly reduces mixing errors and mislabeling, ensuring higher accuracy and efficiency in production, fulfillment, and distribution facilities without additional costs for special inks or hardware. By enabling real-time data analysis and minimizing human error, Digimarc Automate enhances quality assurance, reduces waste, and lowers the risk of product recalls, giving brands a competitive edge.

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

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, a cloud-based record of never-before-seen post-consumption data provides new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (“PROs”).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

Digimarc has maintained a relationship with a consortium of central banks for nearly 30 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 840 U.S. and foreign patents granted and applications pending as of June 30, 2024. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2023 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six month periods ended June 30, 2024, and all changes discussed with respect to such periods reflect changes compared to the three and six month periods ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentages are percent of total revenue
Revenue:
Subscription	61%	54%	60%	52%
Service	39%	46%	40%	48%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription (1)	7%	9%	7%	9%
Service (1)	16%	23%	17%	22%
Amortization expense on acquired intangible assets	11%	13%	11%	13%
Total cost of revenue	34%	44%	36%	45%
Gross profit	66%	56%	64%	55%
Operating expenses:
Sales and marketing	54%	58%	55%	69%
Research, development and engineering	64%	71%	66%	84%
General and administrative	42%	50%	43%	54%
Amortization expense on acquired intangible assets	3%	3%	3%	3%
Impairment of lease right of use assets and leasehold improvements	—	3%	—	2%
Total operating expenses	162%	185%	167%	212%
Operating loss	(96)%	(129)%	(103)%	(157)%
Other income, net	7%	7%	6%	8%
Loss before income taxes	(89)%	(122)%	(96)%	(149)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(89)%	(122)%	(97)%	(149)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended June 30, 2024, increased $1.6 million, to $10.4 million, compared to $8.7 million for the corresponding three month period ended June 30, 2023. The increase in revenue primarily reflects $1.7 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.1 million of lower service revenue.

Total revenue for the six month period ended June 30, 2024, increased $3.7 million, to $20.3 million, compared to $16.6 million for the corresponding six month period ended June 30, 2023. The increase in revenue primarily reflects $3.6 million of higher subscription revenue from new and existing commercial contracts and $0.2 million of higher service revenue.

Total operating expenses for the three month period ended June 30, 2024, increased $0.7 million, to $16.8 million, compared to $16.1 million for the corresponding three month period ended June 30, 2023. The increase in operating expenses primarily reflects $0.6 million of higher compensation costs and $0.4 million of higher consulting and contractor costs, partially offset by $0.3 million of lower lease impairment expense. The increase in compensation costs primarily reflects $0.4 million of lower labor costs allocated to cost of revenue due to lower billable labor hours incurred and $0.2 million from annual compensation adjustments, net of lower headcount.

Total operating expenses for the six month period ended June 30, 2024, decreased $1.2 million, to $33.9 million, compared to $35.1 million for the corresponding six month period ended June 30, 2023. The decrease in operating expenses primarily reflects $1.3 million of lower compensation costs and $0.3 million of lower lease impairment expense, partially offset by $0.4 million of higher consulting and contractor costs. The decrease in compensation costs primarily reflects $2.1 million of severance costs, which were incurred for organizational changes made in February 2023, partially offset by $0.9 million of higher compensation costs, including $0.5 million from annual compensation adjustments, net of lower headcount, and $0.4 million of lower labor costs allocated to cost of revenue due to lower billable labor hours incurred.

Revenue

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$6,380	$4,678	$1,702	36%	$12,142	$8,563	$3,579	42%
Service	3,999	4,052	(53)	(1)%	8,175	8,010	165	2%
Total	$10,379	$8,730	$1,649	19%	$20,317	$16,573	$3,744	23%
Revenue (as % of total revenue):
Subscription	61%	54%			60%	52%
Service	39%	46%			40%	48%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $1.7 million increase in subscription revenue for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects higher subscription revenue from new and existing commercial contracts.

The $3.6 million increase in subscription revenue for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects higher subscription revenue from new and existing commercial contracts.

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

The $0.1 million decrease in service revenue for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects $0.2 million of lower service revenue from commercial customers, partially offset by $0.1 million of higher government service revenue due to timing of program work with the Central Banks.

The $0.2 million increase in service revenue for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $0.4 million of higher government service revenue due to timing of program work with the Central Banks, partially offset by $0.2 million of lower service revenue from commercial customers.

Revenue by geography

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$3,471	$2,853	$618	22%	$6,345	$5,620	$725	13%
International	6,908	5,877	1,031	18%	13,972	10,953	3,019	28%
Total	$10,379	$8,730	$1,649	19%	$20,317	$16,573	$3,744	23%
Revenue (as % of total revenue):
Domestic	33%	33%			31%	34%
International	67%	67%			69%	66%
Total	100%	100%			100%	100%

Domestic

The $0.6 million increase in domestic revenue for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects $0.6 million of higher subscription revenue from new and existing commercial contracts with domestic customers.

The $0.7 million increase in domestic revenue for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $0.8 million of higher subscription revenue from new and existing commercial contracts with domestic customers.

International

The $1.0 million increase in international revenue for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects $1.1 million of higher subscription revenue from new and existing commercial contracts with international customers.

The $3.0 million increase in international revenue for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $2.8 million of higher subscription revenue from new and existing commercial contracts with international customers and $0.4 million of higher government service revenue due to timing of program work with the Central Banks.

Revenue by market

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$6,080	$4,378	$1,702	39%	$11,542	$7,963	$3,579	45%
Service	177	338	(161)	(48)%	434	636	(202)	(32)%
Total Commercial	$6,257	$4,716	$1,541	33%	$11,976	$8,599	$3,377	39%

Government:
Subscription	$300	$300	$—	—%	$600	$600	$—	—%
Service	3,822	3,714	108	3%	7,741	7,374	367	5%
Total Government	$4,122	$4,014	$108	3%	$8,341	$7,974	$367	5%
Total	$10,379	$8,730	$1,649	19%	$20,317	$16,573	$3,744	23%

Commercial

The $1.5 million increase in commercial revenue for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects $1.7 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.2 million of lower service revenue from commercial customers.

The $3.4 million increase in commercial revenue for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $3.6 million of higher subscription revenue from new and existing commercial contracts, partially offset by $0.2 million of lower service revenue from commercial customers.

Government

The $0.1 million increase in government revenue for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects $0.1 million of higher government service revenue due to timing of program work with the Central Banks.

The $0.4 million increase in government revenue for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $0.4 million of higher government service revenue due to timing of program work with the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
ARR	$23,923	$16,669	$7,254	44%

ARR increased $7.3 million, or 44% from June 30, 2023 to June 30, 2024, primarily driven by the entry into new commercial subscription contracts and increased subscription fees on existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$5,657	$3,907	$1,750	45%	$10,672	$6,997	$3,675	53%
Service (1)	2,338	2,084	254	12%	4,675	4,327	348	8%
Amortization expense on acquired intangible assets	(1,132)	(1,122)	(10)	(1)%	(2,272)	(2,211)	(61)	(3)%
Total	$6,863	$4,869	$1,994	41%	$13,075	$9,113	$3,962	43%
Gross Profit Margin:
Subscription (1)	89%	84%			88%	82%
Service (1)	58%	51%			57%	54%
Total	66%	56%			64%	55%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes Amortization expense on acquired intangible assets.

The $2.0 million increase in total gross profit for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects $1.7 million of higher subscription revenue and $0.3 million of lower costs of revenue.

The $4.0 million increase in total gross profit for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $3.6 million of higher subscription revenue and $0.2 million of lower costs of revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects higher one-time professional service costs incurred in 2023 and a favorable mix of service revenue in 2024.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects higher one-time professional service costs incurred in 2023 and a favorable mix of service revenue in 2024.

Operating expenses

Sales and marketing

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$5,616	$5,106	$510	10%	$11,152	$11,404	$(252)	(2)%
Sales and marketing (as % of total revenue)	54%	58%			55%	69%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $0.5 million increase in sales and marketing expenses for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects:

•

increased compensation costs of $0.6 million, reflecting $0.3 million from annual compensation adjustments, net of lower headcount, and $0.3 million of lowerlabor costs allocated to cost of revenue due to lower billable labor hours incurred.

The $0.3 million decrease in sales and marketing expenses for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects:

•	decreased consulting and contractor costs of $0.3 million; partially offset by

•

increased compensation costs of $0.1 million, reflecting $0.7 million from annual compensation adjustments, net of lower headcount, and $0.3 million of lower labor costs allocated to cost of revenue due to lower billable labor hours incurred, partially offset by decreased severance costs of $0.9 million, which were incurred for organizational changes made in February 2023.

Research, development and engineering

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$6,644	$6,161	$483	8%	$13,385	$13,987	$(602)	(4)%
Research, development and engineering (as % of total revenue)	64%	71%			66%	84%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for product development; and

•	the allocation of facilities and information technology costs.

The $0.5 million increase in research, development and engineering expenses for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects:

•	increased consulting and contractor costs of $0.3 million.

The $0.6 million decrease in research, development and engineering expenses for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects:

•	decreased compensation costs of $1.2 million, primarily reflecting severance costs of $1.1 million, which were incurred for organizational changes made in February 2023; partially offset by

•	increased consulting and contractor costs of $0.6 million.

General and administrative

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$4,314	$4,352	$(38)	(1)%	$8,834	$8,979	$(145)	(2)%
General and administrative (as % of total revenue)	42%	50%			43%	54%

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

The changes in general and administrative expenses for the three and six months ended June 30, 2024, compared to the corresponding three and six months ended June 30, 2023 were insignificant.

Amortization expense on acquired intangible assets

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$271	$268	$3	1%	$543	$528	$15	3%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	3%			3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The increases in amortization expense on acquired intangible assets reflects the impact of changes in foreign currency exchange rates.

Impairment of lease right of use assets and leasehold improvements

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$250	$(250)	(100)%	$—	$250	$(250)	(100)%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	—%	3%			—%	2%

The $0.3 million decrease in impairment of lease right of use assets and leasehold improvements relates to an impairment charge recorded in the three and six months ended June 30, 2023 on our former corporate headquarters in Beaverton, Oregon. The lease on our former corporate headquarters expired on March 31, 2024.

Stock-based compensation

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$156	$318	$(162)	(51)%	$409	$556	$(147)	(26)%
Sales and marketing	798	563	235	42%	1,510	1,324	186	14%
Research, development and engineering	645	675	(30)	(4)%	1,263	1,611	(348)	(22)%
General and administrative	807	1,022	(215)	(21)%	2,055	1,963	92	5%
Total	$2,406	$2,578	$(172)	(7)%	$5,237	$5,454	$(217)	(4)%

The decrease in stock-based compensation expense for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects the reversal of stock compensation expense on unvested stock awards that were forfeited.

The decrease in stock-based compensation expense for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects $0.6 million of stock-based severance costs incurred for organization changes made in February 2023 and the reversal of stock compensation expense on unvested stock awards that were forfeited, partially offset by a higher amount of employee equity grants.

We anticipate incurring an additional $20.2 million in stock-based compensation expense through June 30, 2028, for stock awards outstanding as of June 30, 2024.

Other income, net

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$723	$647	76	12%	$1,251	$1,392	(141)	(10)%
Other income, net (as % of total revenue)	7%	7%			6%	8%

The increase in other income, net for the three month period ended June 30, 2024, compared to the corresponding three month period ended June 30, 2023, primarily reflects higher interest income.

The decrease in other income, net for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, primarily reflects lower refundable tax credits and foreign currency gains, partially offset by higher interest income.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the six month periods ended June 30, 2024 and 2023 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of June 30, 2024, was $100.3 million, an increase of $5.1 million from $95.3 million as of December 31, 2023.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2024, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP gross profit	$6,863	$4,869	$13,075	$9,113
Amortization of acquired intangible assets	1,132	1,122	2,272	2,211
Amortization and write-off of other intangible assets	136	146	274	290
Stock-based compensation	156	318	409	556
Non-GAAP gross profit	$8,287	$6,455	$16,030	$12,170
Non-GAAP gross profit margin	80%	74%	79%	73%

GAAP operating expenses	$16,845	$16,137	$33,914	$35,148
Depreciation and write-off of property and equipment	(198)	(260)	(391)	(688)
Amortization of acquired intangible assets	(271)	(268)	(543)	(528)
Amortization and write-off of other intangible assets	(31)	(9)	(164)	(48)
Amortization of lease right of use assets under operating leases	(86)	(166)	(173)	(332)
Stock-based compensation	(2,250)	(2,260)	(4,828)	(4,898)
Impairment of lease right of use assets and leasehold improvements	—	(250)	—	(250)
Non-GAAP operating expenses	$14,009	$12,924	$27,815	$28,404

GAAP net loss	$(9,270)	$(10,623)	$(19,608)	$(24,663)
Total adjustments to gross profit	1,424	1,586	2,955	3,057
Total adjustments to operating expenses	2,836	3,213	6,099	6,744
Non-GAAP net loss	$(5,010)	$(5,824)	$(10,554)	$(14,862)

GAAP loss per share (diluted)	$(0.43)	$(0.53)	$(0.93)	$(1.23)
Non-GAAP net loss	$(5,010)	$(5,824)	$(10,554)	$(14,862)
Non-GAAP loss per share (diluted)	$(0.23)	$(0.29)	$(0.50)	$(0.74)

Non-GAAP gross profit for the three months ended June 30, 2024, increased by $1.8 million compared to the three months ended June 30, 2023. The increase primarily reflects higher subscription revenue.

Non-GAAP gross profit for the six months ended June 30, 2024, increased by $3.9 million compared to the six months ended June 30, 2023. The increase primarily reflects higher subscription revenue.

Non-GAAP gross profit margin for the three months ended June 30, 2024, increased to 80% compared to 74% for the three months ended June 30, 2023. The increase primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

Non-GAAP gross profit margin for the six months ended June 30, 2024, increased to 79% compared to 73% for the six months ended June 30, 2023. The increase primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

Non-GAAP operating expenses for the three months ended June 30, 2024, increased by $1.1 million compared to the three months ended June 30, 2023. The increase primarily reflects $0.8 million of increased compensation costs and $0.4 million of increased consulting and contractor costs. The increase in compensation costs primarily reflects $0.4 million from annual cash compensation adjustments, net of lower headcount, and $0.4 million of lower labor costs allocated to cost of revenue due to lower billable labor hours incurred.

Non-GAAP operating expenses for the six months ended June 30, 2024, decreased by $0.6 million compared to the six months ended June 30, 2023. The decrease primarily reflects $1.0 million of decreased compensation costs, partially offset by increased consulting and contractor costs of $0.4 million. The decrease in compensation costs primarily reflects $1.5 million of cash severance costs, which were incurred for organizational changes made in February 2023, partially offset by $0.4 million of lower labor costs allocated to cost of revenue due to lower billable labor hours incurred.

Liquidity and Capital Resources

	June 30,	December 31,
	2024	2023
Working capital	$42,686	$24,555
Current ratio (1)	5.1:1	3:1
Cash, cash equivalents and short-term marketable securities	$41,461	$27,182
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$41,461	$27,182

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $14.3 million increase in cash, cash equivalents and marketable securities at June 30, 2024, from December 31, 2023, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance stock units; and

•	purchases of property and equipment and capitalized patent costs.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three and six months ended June 30, 2024 and 2023.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(19,608)	$(24,663)	$(5,055)	(20)%
Non-cash items	9,037	9,801	764	8%
Changes in operating assets and liabilities	(4,681)	(1,628)	3,053	188%
Net cash used in operating activities	$(15,252)	$(16,490)	$(1,238)	(8)%

Cash flows used in operating activities for the six month period ended June 30, 2024, decreased by $1.2 million, compared to the corresponding six month period ended June 30, 2023, primarily as a result of a $5.1 million lower net loss, partially offset by $3.1 million from unfavorable timing of changes in operating assets and liabilities, and $0.8 million of lower non-cash items included in net loss. The changes in operating assets and liabilities are largely due to changes in accounts receivable and deferred revenue balances. The change in non-cash items primarily reflects lower depreciation and write-off of property and equipment costs.

     Cash flows from investing activities

Cash flows from investing activities for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, decreased by $16.5 million. The decrease primarily reflects lower net proceeds from maturities of marketable securities and higher purchases of marketable securities.

     Cash flows from financing activities

Cash flows from financing activities for the six month period ended June 30, 2024, compared to the corresponding six month period ended June 30, 2023, increased by $31.2 million. The increase primarily reflects the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024.

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

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million.  As of June 30, 2024, $67.5 million remained available under the new shelf registration statement.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2023 Annual Report. The risks and uncertainties described in our 2023 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2024, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended June 30, 2024:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2024 to April 30, 2024	104	$24.74	—	$—
Month 2
May 1, 2024 to May 31, 2024	21,607	$25.37	—	$—
Month 3
June 1, 2024 to June 30, 2024	—	$—	—	$—
Total	21,711	$25.37	—	$—

(1)	Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance stock units.

Item 6.         Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)