Form 10-Q
period 2024-09-30
Digimarc CORP
filed 2024-11-14
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 21,451,804 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$25,560	$21,456
Marketable securities	8,126	5,726
Trade accounts receivable, net	6,965	5,813
Other current assets	4,143	4,085
Total current assets	44,794	37,080
Property and equipment, net	1,159	1,570
Intangibles, net	24,834	28,458
Goodwill	9,030	8,641
Lease right of use assets	3,754	4,017
Other assets	1,453	786
Total assets	$85,024	$80,552
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,973	$6,672
Deferred revenue	3,409	5,853
Total current liabilities	9,382	12,525
Long-term lease liabilities	5,418	5,994
Other long-term liabilities	64	106
Total liabilities	14,864	18,625
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2024 and December 31, 2023)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,444 and 20,379 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	21	20
Additional paid-in capital	413,480	376,189
Accumulated deficit	(342,130)	(311,768)
Accumulated other comprehensive loss	(1,261)	(2,564)
Total shareholders’ equity	70,160	61,927
Total liabilities and shareholders’ equity	$85,024	$80,552

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription	$5,252	$4,811	$17,394	$13,374
Service	4,191	4,183	12,366	12,193
Total revenue	9,443	8,994	29,760	25,567
Cost of revenue:
Subscription (1)	735	698	2,205	2,264
Service (1)	1,638	1,938	5,138	5,621
Amortization expense on acquired intangible assets	1,173	1,135	3,445	3,346
Total cost of revenue	3,546	3,771	10,788	11,231
Gross profit	5,897	5,223	18,972	14,336
Operating expenses:
Sales and marketing	5,637	5,366	16,789	16,770
Research, development and engineering	6,488	6,308	19,873	20,295
General and administrative	4,861	4,433	13,695	13,412
Amortization expense on acquired intangible assets	280	272	823	800
Impairment of lease right of use assets and leasehold improvements	—	—	—	250
Total operating expenses	17,266	16,379	51,180	51,527
Operating loss	(11,369)	(11,156)	(32,208)	(37,191)
Other income, net	617	478	1,868	1,870
Loss before income taxes	(10,752)	(10,678)	(30,340)	(35,321)
Provision for income taxes	(2)	(45)	(22)	(65)
Net loss	$(10,754)	$(10,723)	$(30,362)	$(35,386)

Loss per share:
Loss per share — basic	$(0.50)	$(0.53)	$(1.43)	$(1.76)
Loss per share — diluted	$(0.50)	$(0.53)	$(1.43)	$(1.76)
Weighted average shares outstanding — basic	21,435	20,217	21,187	20,158
Weighted average shares outstanding — diluted	21,435	20,217	21,187	20,158

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$6	$—	$(11)	$144
Foreign currency translation adjustment, net of tax of $0	1,591	(983)	1,314	383
Other comprehensive income (loss)	$1,597	$(983)	$1,303	$527
Net loss	(10,754)	(10,723)	(30,362)	(35,386)
Comprehensive loss	$(9,157)	$(11,706)	$(29,059)	$(34,859)

(1) Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended September 30, 2024
Balance at June 30, 2024	10	$50	21,420	$21	$411,331	$(331,376)	$(2,858)	$77,168
Vesting of restricted stock units	—	—	52	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(6)	—	—	—	—	—
Purchase of common stock	—	—	(22)	—	(558)	—	—	(558)
Stock-based compensation	—	—	—	—	2,707	—	—	2,707
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	6	6
Foreign currency translation adjustments	—	—	—	—	—	—	1,591	1,591
Net loss	—	—	—	—	—	(10,754)	—	(10,754)
Balance at September 30, 2024	10	$50	21,444	$21	$413,480	$(342,130)	$(1,261)	$70,160

Three Months Ended September 30, 2023
Balance at June 30, 2023	10	$50	20,334	$20	$371,893	$(290,472)	$(2,853)	$78,638
Vesting of restricted stock units	—	—	44	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—	—
Purchase of common stock	—	—	(21)	—	(756)	—	—	(756)
Stock-based compensation	—	—	—	—	2,707	—	—	2,707
Foreign currency translation adjustments	—	—	—	—	—	—	(983)	(983)
Net loss	—	—	—	—	—	(10,723)	—	(10,723)
Balance at September 30, 2023	10	$50	20,356	$20	$373,844	$(301,195)	$(3,836)	$68,883

Nine Months Ended September 30, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	24	—	—	—	—	—
Vesting of restricted stock units	—	—	148	—	—	—	—	—
Vesting of performance restricted stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—	—
Purchase of common stock	—	—	(89)	—	(2,890)	—	—	(2,890)
Stock-based compensation	—	—	—	—	7,964	—	—	7,964
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(11)	(11)
Foreign currency translation adjustments	—	—	—	—	—	—	1,314	1,314
Net loss	—	—	—	—	—	(30,362)	—	(30,362)
Balance at September 30, 2024	10	$50	21,444	$21	$413,480	$(342,130)	$(1,261)	$70,160

Nine Months Ended September 30, 2023
Balance at December 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	117	—	—	—	—	—
Vesting of performance restricted stock units	—	—	2	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(6)	—	—	—	—	—
Purchase of common stock	—	—	(72)	—	(2,036)	—	—	(2,036)
Stock-based compensation	—	—	—	—	8,188	—	—	8,188
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	144	144
Foreign currency translation adjustments	—	—	—	—	—	—	383	383
Net loss	—	—	—	—	—	(35,386)	—	(35,386)
Balance at September 30, 2023	10	$50	20,356	$20	$373,844	$(301,195)	$(3,836)	$68,883

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(30,362)	$(35,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	570	911
Amortization of acquired intangible assets	4,268	4,146
Amortization and write-off of other intangible assets	651	709
Amortization of lease right of use assets under operating leases	263	426
Stock-based compensation	7,939	8,146
Impairment of lease right of use assets and leasehold improvements	—	250
Increase (decrease) in allowance for doubtful accounts	96	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,321)	(1,581)
Other current assets	(9)	1,688
Other assets	(582)	279
Accounts payable and other accrued liabilities	(816)	299
Deferred revenue	(2,448)	3,298
Lease liability and other long-term liabilities	(586)	136
Net cash provided by (used in) operating activities	(22,337)	(16,679)
Cash flows from investing activities:
Purchase of property and equipment	(199)	(208)
Capitalized patent costs	(313)	(295)
Proceeds from maturities of marketable securities	16,978	26,696
Purchases of marketable securities	(19,376)	(8,664)
Net cash provided by (used in) investing activities	(2,910)	17,529
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	32,218	—
Purchase of common stock	(2,890)	(2,036)
Repayment of loans	(35)	(33)
Net cash provided by (used in) financing activities	29,293	(2,069)
Effect of exchange rate on cash	58	(44)
Net increase (decrease) in cash and cash equivalents	4,104	(1,263)
Cash and cash equivalents at beginning of period	21,456	33,598
Cash and cash equivalents at end of period	$25,560	$32,335
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(49)	$(138)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$49	$14
Stock-based compensation capitalized to software and patent costs	$25	$42
Right of use assets obtained in exchange for lease obligations	$—	$31

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

•

Digimarc Validate supports authentication in the physical and digital worlds to help ensure online interactions can be trusted and that real products and digital assets are genuine and in the right place. Digimarc’s technology protects digital images, audio, product packaging, gift cards, and other physical items by delivering exclusive, covert digital watermarks and/or dynamic QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct, digital communications channel.

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

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses”. The ASU requires new tabular disclosure disaggregating prescribed expense categories within relevant income statement captions. This authoritative guidance will be effective for the Company starting in the fiscal year ending December 31, 2027, for annual periods, and in the first quarter of the fiscal year ending December 31, 2028, for interim periods, with early adoption permitted. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive loss” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income, net” in the Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$2,853	$—	$—	$2,853
Commercial paper	—	14,227	—	14,227
Federal agency notes	—	13,454	—	13,454
U.S. treasuries	—	2,489	—	2,489
Total	$2,853	$30,170	$—	$33,023

December 31, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$1,515	$—	$—	$1,515
Commercial paper	—	14,622	—	14,622
U.S. treasuries	—	5,953	—	5,953
Federal agency notes	—	998	—	998
Total	$1,515	$21,573	$—	$23,088

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2024, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$33,023	$33,023	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, federal agency notes, U.S. treasuries, and money market securities totaling $24,897 and $17,362 at  September 30, 2024 and December 31, 2023, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial:
Subscription	$4,952	$4,511	$16,494	$12,474
Service	430	213	864	849
Total Commercial	$5,382	$4,724	$17,358	$13,323
Government:
Subscription	$300	$300	$900	$900
Service	3,761	3,970	11,502	11,344
Total Government	4,061	4,270	12,402	12,244
Total	$9,443	$8,994	$29,760	$25,567

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

The following table provides information about contract assets:

	September 30,	December 31,
	2024	2023
Contract acquisition costs, current	$86	$113
Contract acquisition costs, long-term	4	9
Total	$90	$122

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	September 30,	December 31,
	2024	2023
Deferred revenue, current	$3,409	$5,853
Deferred revenue, long-term	3	7
Total	$3,412	$5,860

The Company recognized $5,533 of revenue during the nine months ended September 30, 2024, that was included in the contract liability balance as of December 31, 2023.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $25,261 and $31,798 as of September 30, 2024, and December 31, 2023, respectively.

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

Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$2,004	$2,921	$8,349	$8,541
International (1)	7,439	6,073	21,411	17,026
Total	$9,443	$8,994	$29,760	$25,567

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as International revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	43%	47%	41%	48%
Customer B	16%	*	15%	*
Customer C	*	21%	15%	21%

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	September 30,	December 31,
	2024	2023
United States	$1,139	$1,535
Europe	20	35
Total	$1,159	$1,570

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

Monte Carlo valuation inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock price	$—	$—	$36.64	$22.37
Expected volatility	—	—	66.3%	74.7%
Risk-free interest rate	—	—	4.3%	4.3%

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation:
Cost of revenue	$154	$310	$563	$866
Sales and marketing	688	606	2,198	1,930
Research, development and engineering	648	658	1,911	2,269
General and administrative	1,212	1,118	3,267	3,081
Stock-based compensation expense	2,702	2,692	7,939	8,146
Capitalized to software and patent costs	5	15	25	42
Total stock-based compensation	$2,707	$2,707	$7,964	$8,188

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	September 30,	December 31,
	2024	2023
Total unrecognized compensation costs	$16,026	$15,370

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2024, for all non-vested stock-based awards over weighted average periods through  September 30, 2028, as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	0.84	1.39	1.57

As of September 30, 2024, under the Company’s stock incentive plan, an additional1,282 shares remained available for future grants. The Company issues new shares upon the grant of RSAs and vesting of RSU and PRSU awards.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2024:	Shares	Fair Value
Unvested balance at June 30, 2024	62	$32.55
Granted	—	$—
Vested	(11)	$31.14
Forfeited	(6)	$27.56
Unvested balance at September 30, 2024	45	$37.31

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2024:	Shares	Fair Value
Unvested balance at December 31, 2023	105	$29.89
Granted	24	$30.19
Vested	(77)	$28.05
Forfeited	(7)	$27.57
Unvested balance at September 30, 2024	45	$37.31

The fair value of RSAs vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of RSAs vested	$308	$613	$2,069	$2,071

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2024:	Shares	Fair Value
Unvested balance at June 30, 2024	507	$28.05
Granted	10	$26.55
Vested	(52)	$27.40
Forfeited	(24)	$26.90
Unvested balance at September 30, 2024	441	$28.16

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2024:	Shares	Fair Value
Unvested balance at December 31, 2023	442	$23.77
Granted	206	$36.17
Vested	(148)	$26.66
Forfeited	(59)	$26.91
Unvested balance at September 30, 2024	441	$28.16

The fair value of RSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of RSU awards vested	$1,356	$1,486	$4,403	$3,313

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2024:	Shares	Fair Value
Unvested balance at June 30, 2024	220	$32.09
Granted	—	$—
Vested	—	$—
Forfeited	(5)	$32.40
Unvested balance at September 30, 2024	215	$32.08

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2024:	Shares	Fair Value
Unvested balance at December 31, 2023	192	$29.01
Change in units based on performance expectations	30	$22.37
Granted	73	$36.77
Vested	(60)	$22.37
Forfeited	(20)	$34.17
Unvested balance at September 30, 2024	215	$32.08

The fair value of PRSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of PRSU awards vested	$—	$—	$2,370	$54

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

7. Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with Accounting Standards Codification (“ASC”) No. 260, “Earnings Per Share,” using the treasury stock method.

Basic earnings per common share excludes dilution and is calculated by dividing earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing earnings by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs. RSAs are included in shares outstanding on the date of grant.

The following table reconciles earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings (Loss) per Share:
Net loss — basic	$(10,754)	$(10,723)	$(30,362)	$(35,386)
Weighted average shares outstanding — basic	21,435	20,217	21,187	20,158
Basic loss per share	$(0.50)	$(0.53)	$(1.43)	$(1.76)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(10,754)	$(10,723)	$(30,362)	$(35,386)
Weighted average shares outstanding — diluted	21,435	20,217	21,187	20,158
Diluted loss per share	$(0.50)	$(0.53)	$(1.43)	$(1.76)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive shares due to:
Exercise prices higher than the average market price	—	—	—	—
Net loss	95	237	85	110

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	September 30,	December 31,
	2024	2023
Trade accounts receivable, current	$7,195	$5,947
Trade accounts receivable, long-term	82	9
Allowance for doubtful accounts	(230)	(134)
Trade accounts receivable, net	$7,047	$5,822
Unpaid deferred revenue included in trade accounts receivable	$1,149	$2,073

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2024	2023
Company A	35%	56%
Company B	11%	*
Company C	*	13%

*	Less than 10%

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

	September 30,	December 31,
	2024	2023
Office furniture and fixtures	$63	$1,435
Software	5,476	5,497
Equipment	2,532	2,472
Leasehold improvements	203	1,861
Gross property and equipment	8,274	11,265
Less accumulated depreciation	(7,115)	(9,695)
Property and equipment, net	$1,159	$1,570

10. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the nine months ended September 30, 2024 and 2023.

Balance at December 31, 2023	$8,641
Currency translation adjustments	389
Balance at September 30, 2024	$9,030

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2024 and 2023.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2024	2023
Capitalized patent costs	~17	$9,117	$9,231

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	24,016	22,836
Customer relationships	10	11,476	10,913
Gross intangible assets		44,859	43,230
Accumulated amortization		(20,025)	(14,772)
Intangibles, net		$24,834	$28,458

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$1,589	$1,550	$4,678	$4,579

For intangible assets recorded at September 30, 2024, the estimated future aggregate amortization expense for the years ending December 31, 2024 through December 31, 2028 is as follows:

Amortization
As of September 30, 2024	Expense
Remaining in 2024	$1,621
2025	6,478
2026	6,445
2027	1,610
2028	1,600

12. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of September 30, 2024, totaling $8,116 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

The lease term of the Company’s former corporate headquarters in Beaverton, Oregon ended in March 2024, with no remaining rent payments as of  September 30, 2024. The Company stopped using this office space as its corporate headquarters in March 2022.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2024	2023
Lease right of use assets	$3,754	$4,017
Lease liabilities, current	$753	$582
Lease liabilities, long-term	$5,418	$5,994

Weighted-average remaining life (in years)	6.0	6.5
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the nine months ended September 30, 2024. An “impairment of lease right of use assets and leasehold improvements” of $250 was recorded in the Consolidated Statements of Operations for the nine months ended September 30, 2023. The impairment charge was determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office space over the remaining lease term.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$363	$347	$1,110	$1,189
Cash paid for operating leases	$445	$260	$1,209	$909

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of September 30, 2024:

Cash
Payment
As of September 30, 2024	Obligations
Remaining in 2024	$323
2025	1,317
2026	1,356
2027	1,397
2028	1,296
Thereafter	2,455
Total lease payments	8,144
Imputed interest	(1,973)
Total minimum lease payments	$6,171

13. Other Income

The following table provides activity in other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$486	$423	$1,471	$1,283
Refundable tax credit	152	120	402	526
Foreign currency gains (losses)	(21)	(65)	(5)	58
Other income (loss)	—	—	—	3
Total other income, net	$617	$478	$1,868	$1,870

14. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine months ended September 30, 2024 and 2023 was 0%.

The valuation allowance against net deferred tax assets as of September 30, 2024, was $104,131, an increase of $8,875 from $95,256 as of December 31, 2023. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

An excess tax deficiency of $102 and an excess tax benefit of $1,410 were recognized in the provision for income taxes for the three and nine months ended September 30, 2024, respectively, which were offset by $102 and $1,410 of valuation allowance, respectively.

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

•

Digimarc Validate supports authentication in the physical and digital worlds to help ensure online interactions can be trusted and that real products and digital assets are genuine and in the right place. Digimarc’s technology protects digital images, audio, product packaging, gift cards, and other physical items by delivering exclusive, covert digital watermarks and/or dynamic QR codes and a cloud-based record of product authentication information. In addition, consumer engagement capabilities provide a direct, digital communications channel.

Digimarc has maintained a relationship with a consortium of central banks for nearly 30 years, providing trusted technology to help deter digital counterfeiting of currency. The relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 820 U.S. and foreign patents granted and applications pending as of September 30, 2024. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2023 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine month periods ended September 30, 2024, and all changes discussed with respect to such periods reflect changes compared to the three and nine month periods ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentages are percent of total revenue
Revenue:
Subscription	56%	53%	58%	52%
Service	44%	47%	42%	48%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription (1)	8%	8%	7%	9%
Service (1)	17%	22%	17%	22%
Amortization expense on acquired intangible assets	12%	13%	12%	13%
Total cost of revenue	38%	42%	36%	44%
Gross profit	62%	58%	64%	56%
Operating expenses:
Sales and marketing	60%	60%	56%	66%
Research, development and engineering	69%	70%	67%	79%
General and administrative	51%	49%	46%	52%
Amortization expense on acquired intangible assets	3%	3%	3%	3%
Impairment of lease right of use assets and leasehold improvements	—	—	—	1%
Total operating expenses	183%	182%	172%	202%
Operating loss	(120)%	(124)%	(108)%	(145)%
Other income, net	7%	5%	6%	7%
Loss before income taxes	(114)%	(119)%	(102)%	(138)%
Provision for income taxes	(—)%	(1)%	(—)%	(—)%
Net loss	(114)%	(119)%	(102)%	(138)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended September 30, 2024, increased $0.4 million, to $9.4 million, compared to $9.0 million for the corresponding three month period ended September 30, 2023. The increase in revenue primarily reflects $0.4 million of higher subscription revenue, which includes higher subscription revenue from new and existing commercial contracts, partially offset by the delayed timing in the anticipated renewal of a commercial contract.

Total revenue for the nine month period ended September 30, 2024, increased $4.2 million, to $29.8 million, compared to $25.6 million for the corresponding nine month period ended September 30, 2023. The increase in revenue primarily reflects $4.0 million of higher subscription revenue, which includes higher subscription revenue from new and existing commercial contracts, partially offset by the delayed timing in the anticipated renewal of a commercial contract, and $0.2 million of higher service revenue.

Total operating expenses for the three month period ended September 30, 2024, increased $0.9 million, to $17.3 million, compared to $16.4 million for the corresponding three month period ended September 30, 2023. The increase in operating expenses primarily reflects $0.6 million of cash severance costs in 2024 and $0.4 million of lower labor costs allocated to cost of revenue due to the amount and mix of billable labor hours incurred.

Total operating expenses for the nine month period ended September 30, 2024, decreased $0.3 million, to $51.2 million, compared to $51.5 million for the corresponding nine month period ended September 30, 2023. The decrease in operating expenses primarily reflects $0.4 million of lower depreciation and amortization costs, $0.3 million of lower cash compensation costs, and $0.3 million of lower lease impairment expense, partially offset by $0.3 million of higher professional services and consulting costs. The decrease in cash compensation costs primarily reflects $1.5 million of cash severance costs in 2023, partially offset by $0.6 million of cash severance costs in 2024 and $0.5 million of lower cash labor costs allocated to cost of revenue due to the amount and mix of billable labor hours incurred.

Revenue

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$5,252	$4,811	$441	9%	$17,394	$13,374	$4,020	30%
Service	4,191	4,183	8	—%	12,366	12,193	173	1%
Total	$9,443	$8,994	$449	5%	$29,760	$25,567	$4,193	16%
Revenue (as % of total revenue):
Subscription	56%	53%			58%	52%
Service	44%	47%			42%	48%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.4 million increase in subscription revenue for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects higher subscription revenue from new and existing commercial contracts, partially offset by the delayed timing in the anticipated renewal of a commercial contract.

The $4.0 million increase in subscription revenue for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects higher subscription revenue from new and existing commercial contracts, partially offset by the delayed timing in the anticipated renewal of a commercial contract.

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

Service revenue for the three month period ended September 30, 2024 remained flat, compared to the corresponding three month period ended September 30, 2023, primarily reflecting $0.4 million of higher service revenue from HolyGrail recycling projects, partially offset by $0.2 million of lower government service revenue due to timing of program work with the Central Banks.

The $0.2 million increase in service revenue for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects higher government service revenue due to timing of program work with the Central Banks.

Revenue by geography

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,004	$2,921	$(917)	(31)%	$8,349	$8,541	$(192)	(2)%
International	7,439	6,073	1,366	22%	21,411	17,026	4,385	26%
Total	$9,443	$8,994	$449	5%	$29,760	$25,567	$4,193	16%
Revenue (as % of total revenue):
Domestic	21%	32%			28%	33%
International	79%	68%			72%	67%
Total	100%	100%			100%	100%

Domestic

The $0.9 million decrease in domestic revenue for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects $0.7 million of lower subscription revenue, which includes the impact of the delayed timing in the anticipated renewal of a commercial contract with a domestic customer, partially offset by higher subscription revenue from new and existing commercial contracts with domestic customers.

The $0.2 million decrease in domestic revenue for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects $0.1 million of lower subscription revenue, which includes the impact of the delayed timing in the anticipated renewal of a commercial contract with a domestic customer, partially offset by higher subscription revenue from new and existing commercial contracts with domestic customers.

International

The $1.4 million increase in international revenue for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects $1.1 million of higher subscription revenue from new and existing commercial contracts with international customers.

The $4.4 million increase in international revenue for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects $4.1 million of higher subscription revenue from new and existing commercial contracts with international customers and $0.2 million of higher government service revenue due to timing of program work with the Central Banks.

Revenue by market

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$4,952	$4,511	$441	10%	$16,494	$12,474	$4,020	32%
Service	430	213	217	102%	864	849	15	2%
Total Commercial	$5,382	$4,724	$658	14%	$17,358	$13,323	$4,035	30%

Government:
Subscription	$300	$300	$—	—%	$900	$900	$—	—%
Service	3,761	3,970	(209)	(5)%	11,502	11,344	158	1%
Total Government	$4,061	$4,270	$(209)	(5)%	$12,402	$12,244	$158	1%
Total	$9,443	$8,994	$449	5%	$29,760	$25,567	$4,193	16%

Revenue (as % of total revenue):
Commercial	57%	53%			58%	52%
Government	43%	47%			42%	48%
Total	100%	100%			100%	100%

Commercial

The $0.7 million increase in commercial revenue for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects $0.4 million of higher commercial subscription revenue, which includes higher subscription revenue from new and existing commercial contracts, partially offset by the delayed timing in the anticipated renewal of a commercial contract, and $0.4 million of higher service revenue from HolyGrail recycling projects.

The $4.0 million increase in commercial revenue for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects $4.0 million of higher commercial subscription revenue, which includes higher subscription revenue from new and existing commercial contracts, partially offset by the delayed timing in the anticipated renewal of a commercial contract.

Government

The $0.2 million decrease in government revenue for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects lower government service revenue due to timing of program work with the Central Banks.

The $0.2 million increase in government revenue for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects higher government service revenue due to timing of program work with the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
ARR	$18,674	$19,559	$(885)	(5)%

ARR decreased $0.9 million, or 5% from September 30, 2023 to September 30, 2024, reflecting a $5.8 million decrease due to the delayed timing in the anticipated renewal of a commercial contract, partially offset by new annual recurring revenue from entry into new commercial subscription contracts and increased subscription fees on existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$4,517	$4,113	$404	10%	$15,189	$11,110	$4,079	37%
Service (1)	2,553	2,245	308	14%	7,228	6,572	656	10%
Amortization expense on acquired intangible assets	(1,173)	(1,135)	(38)	(3)%	(3,445)	(3,346)	(99)	(3)%
Total	$5,897	$5,223	$674	13%	$18,972	$14,336	$4,636	32%
Gross Profit Margin:
Subscription (1)	86%	85%			87%	83%
Service (1)	61%	54%			58%	54%
Total	62%	58%			64%	56%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes Amortization expense on acquired intangible assets.

The $0.7 million increase in total gross profit for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects $0.4 million of higher subscription revenue and $0.2 million of lower costs of revenue.

The $4.6 million increase in total gross profit for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects $4.0 million of higher subscription revenue, and $0.4 million of lower costs of revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects higher subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects a favorable mix of service revenue in 2024.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects higher professional service costs incurred in 2023 and a favorable mix of service revenue in 2024.

Operating expenses

Sales and marketing

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$5,637	$5,366	$271	5%	$16,789	$16,770	$19	—%
Sales and marketing (as % of total revenue)	60%	60%			56%	66%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $0.3 million increase in sales and marketing expenses for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects:

•	cash severance costs of $0.6 million in 2024; partially offset by

•	lower cash compensation costs of $0.2 million primarily reflecting lower headcount, net of annual compensation adjustments.

The changes in sales and marketing expenses for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects:

•	cash severance costs of $0.6 million in 2024;

•	lower labor costs allocated to cost of revenue of $0.4 million due to the amount and mix of billable labor hours incurred; and

•	higher stock compensation costs of $0.3 million; partially offset by

•	cash severance costs of $0.6 million in 2023; and

•	lower professional services and consulting costs of $0.4 million.

Research, development and engineering

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$6,488	$6,308	$180	3%	$19,873	$20,295	$(422)	(2)%
Research, development and engineering (as % of total revenue)	69%	70%			67%	79%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for product development; and

•	the allocation of facilities and information technology costs.

The $0.2 million increase in research, development and engineering expenses for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects:

•	higher cash headcount costs of $0.2 million, primarily reflecting annual compensation adjustments.

The $0.4 million decrease in research, development and engineering expenses for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects:

•	cash severance costs of $0.8 million in 2023; and

•	lower stock compensation costs of $0.4 million; partially offset by

•	higher professional and consulting costs of $0.6 million.

General and administrative

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$4,861	$4,433	$428	10%	$13,695	$13,412	$283	2%
General and administrative (as % of total revenue)	51%	49%			46%	52%

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

The  $0.4 million  increase in general and administrative expenses for the three month period ended September 30, 2024 , compared to the corresponding three month period ended September 30, 2023, primarily reflects:

•	higher professional services and consulting costs of $0.3 million; and

•	higher compensation costs of $0.2 million, primarily reflecting annual compensation adjustments; partially offset by

•	lower depreciation and amortization costs of $0.2 million.

The  $0.3 million  increase in general and administrative expenses for the  nine month period ended September 30, 2024 , compared to the corresponding nine month period ended September 30, 2023, primarily reflects:

•	higher stock compensation of $0.2 million; and

•	higher other costs of $0.2 million; partially offset by

•	lower depreciation and amortization expense of $0.2 million.

Amortization expense on acquired intangible assets

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$280	$272	$8	3%	$823	$800	$23	3%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	3%			3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The increases in amortization expense on acquired intangible assets reflect the impact of changes in foreign currency exchange rates.

  Impairment of lease right of use assets and leasehold improvements

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$—	$—	—%	$—	$250	$(250)	(100)%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	—%	—%			—%	1%

The $0.3 million decrease in impairment of lease right of use assets and leasehold improvements relates to an impairment charge recorded for the nine months ended September 30, 2023 on our former corporate headquarters in Beaverton, Oregon. The lease on our former corporate headquarters expired on March 31, 2024.

Stock-based compensation

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$154	$310	$(156)	(50)%	$563	$866	$(303)	(35)%
Sales and marketing	688	606	82	14%	2,198	1,930	268	14%
Research, development and engineering	648	658	(10)	(2)%	1,911	2,269	(358)	(16)%
General and administrative	1,212	1,118	94	8%	3,267	3,081	186	6%
Total	$2,702	$2,692	$10	—%	$7,939	$8,146	$(207)	(3)%

The changes in stock-based compensation expense for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023 were insignificant.

The decrease in stock-based compensation expense for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects $0.6 million of stock-based severance costs incurred in 2023 and the reversal of stock compensation expense of $0.4 million on unvested stock awards that were forfeited, partially offset by a higher value of employee equity awards.

We anticipate incurring an additional $16.0 million in stock-based compensation expense through September 30, 2028, for stock awards outstanding as of September 30, 2024.

Other income, net

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$617	$478	139	29%	$1,868	$1,870	(2)	—%
Other income, net (as % of total revenue)	7%	5%			6%	7%

The increase in other income, net for the three month period ended September 30, 2024, compared to the corresponding three month period ended September 30, 2023, primarily reflects higher interest income.

The changes in other income, net for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, primarily reflects lower refundable tax credits, partially offset by higher interest income.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine month periods ended September 30, 2024 and 2023 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of September 30, 2024, was $104.1 million, an increase of $8.9 million from $95.3 million as of December 31, 2023.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2024, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

We have included a reconciliation of our financial measures calculated in accordance with GAAP to the most comparable non-GAAP financial measures. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable SEC rules.

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP gross profit	$5,897	$5,223	$18,972	$14,336
Amortization of acquired intangible assets	1,173	1,135	3,445	3,346
Amortization and write-off of other intangible assets	136	143	410	433
Stock-based compensation	154	310	563	866
Non-GAAP gross profit	$7,360	$6,811	$23,390	$18,981
Non-GAAP gross profit margin	78%	76%	79%	74%

GAAP operating expenses	$17,266	$16,379	$51,180	$51,527
Depreciation and write-off of property and equipment	(179)	(223)	(570)	(911)
Amortization of acquired intangible assets	(280)	(272)	(823)	(800)
Amortization and write-off of other intangible assets	(77)	(228)	(241)	(276)
Amortization of lease right of use assets under operating leases	(90)	(94)	(263)	(426)
Stock-based compensation	(2,548)	(2,382)	(7,376)	(7,280)
Impairment of lease right of use assets and leasehold improvements	—	—	—	(250)
Non-GAAP operating expenses	$14,092	$13,180	$41,907	$41,584

GAAP net loss	$(10,754)	$(10,723)	$(30,362)	$(35,386)
Total adjustments to gross profit	1,463	1,588	4,418	4,645
Total adjustments to operating expenses	3,174	3,199	9,273	9,943
Non-GAAP net loss	$(6,117)	$(5,936)	$(16,671)	$(20,798)

GAAP loss per share (diluted)	$(0.50)	$(0.53)	$(1.43)	$(1.76)
Non-GAAP net loss	$(6,117)	$(5,936)	$(16,671)	$(20,798)
Non-GAAP loss per share (diluted)	$(0.29)	$(0.29)	$(0.79)	$(1.03)

Non-GAAP gross profit for the three months ended September 30, 2024, increased by $0.5 million compared to the three months ended September 30, 2023. The increase primarily reflects higher subscription revenue.

Non-GAAP gross profit for the nine months ended September 30, 2024, increased by $4.4 million compared to the nine months ended September 30, 2023. The increase primarily reflects higher subscription revenue.

Non-GAAP gross profit margin for the three months ended September 30, 2024, increased to 78% compared to 76% for the three months ended September 30, 2023. The increase primarily reflects higher subscription revenue.

Non-GAAP gross profit margin for the nine months ended September 30, 2024, increased to 79% compared to 74% for the nine months ended September 30, 2023. The increase primarily reflects higher subscription revenue combined with a favorable mix of subscription revenue.

Non-GAAP operating expenses for the three months ended September 30, 2024, increased by $0.9 million compared to the three months ended September 30, 2023. The increase primarily reflects $0.6 million of cash severance costs and $0.2 million of lower cash labor costs allocated to cost of revenue due to the amount and mix of billable labor hours incurred.

Non-GAAP operating expenses for the nine months ended September 30, 2024, increased by $0.3 million compared to the nine months ended September 30, 2023. The increase primarily reflects $0.3 million of higher professional service and consulting costs and $0.1 million of higher other costs, partially offset by lower cash compensation costs of $0.3 million. The decrease in cash compensation costs primarily reflects $1.5 million of cash severance costs in 2023, partially offset by $0.6 million of cash severance costs in 2024, and $0.5 million of lower cash labor costs allocated to cost of revenue due to the amount and mix of billable labor hours incurred.

Liquidity and Capital Resources

	September 30,	December 31,
	2024	2023
Working capital	$35,412	$24,555
Current ratio (1)	4.8:1	3:1
Cash, cash equivalents and short-term marketable securities	$33,686	$27,182
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$33,686	$27,182

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $6.5 million increase in cash, cash equivalents and marketable securities at September 30, 2024, from December 31, 2023, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, federal agency notes, money market securities, and U.S. treasuries. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three and nine months ended September 30, 2024 and 2023.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Nine Months Ended September 30,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(30,362)	$(35,386)	$(5,024)	(14)%
Non-cash items	13,787	14,588	801	5%
Changes in operating assets and liabilities	(5,762)	4,119	9,881	240%
Net cash used in operating activities	$(22,337)	$(16,679)	$5,658	34%

Cash flows used in operating activities for the nine month period ended September 30, 2024, increased by $5.7 million, compared to the corresponding nine month period ended September 30, 2023, primarily as a result of $9.9 million from unfavorable timing of changes in operating assets and liabilities, and $0.8 million of lower non-cash items included in net loss, partially offset by $5.0 million lower net loss. The unfavorable timing of changes in operating assets and liabilities are largely due to the timing of customer billings and receipts, and the amount and timing of collecting the refundable tax credits. The change in non-cash items primarily reflects lower depreciation and write-off of property and equipment, lower impairment of lease right of use assets and leasehold improvements, and lower stock-based compensation.

     Cash flows from investing activities

Cash flows from investing activities for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, decreased by $20.4 million. The decrease primarily reflects higher purchases of marketable securities, and lower net proceeds from maturities of marketable securities.

     Cash flows from financing activities

Cash flows from financing activities for the nine month period ended September 30, 2024, compared to the corresponding nine month period ended September 30, 2023, increased by $31.4 million. The increase primarily reflects the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024, partially offset by higher purchases of common stock.

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

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million.  As of September 30, 2024, $67.5 million remained available under the new shelf registration statement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2023 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	the concentration of most of our revenue among few customers;

•	trends and sources of future revenue;

•	anticipated successful advocacy of our technology by our partners;

•	the terms and timing of anticipated contract renewals;

•	our belief regarding the global deployment of our products;

•	our beliefs regarding potential outcomes of participating in the HolyGrail initiative and the utility of our products in the recycling industry;

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

We are subject from time to time to legal proceedings and claims arising in the ordinary course of business. At this time, we do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2023 Annual Report. The risks and uncertainties described in our 2023 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of September 30, 2024, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended September 30, 2024:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2024 to July 31, 2024	—	$—	—	$—
Month 2
August 1, 2024 to August 31, 2024	21,315	$26.01	—	$—
Month 3
September 1, 2024 to September 30, 2024	68	$27.40	—	$—
Total	21,383	$26.01	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

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

Date: November 14, 2024	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)