Form 10-K
period 2024-12-31
Digimarc CORP
filed 2025-02-27
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2024), was approximately $539 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 21, 2025, 21,548,579 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its 2025 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Portland, Oregon	Auditor Firm ID: 185

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

•

Digimarc Engage activates products and multimedia to create and leverage an interactive, fully owned communications channel directly with consumers. Digimarc delivers dynamic, GS1 Digital Link-compliant QR codes and hyperlinks that provide contextual redirection capabilities for multiple consumer experiences (including personalized and automated loyalty and rewards programs) based on a variety of factors such as time and location or previous behavior. Connecting engagements across the physical and digital worlds in a singular view results in powerful new capabilities and insights for brands.

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, Digimarc Recycle creates a cloud-based record of never-before-seen post-consumption data to provide new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (“PROs”).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage including gift card and price look-up fraud prevention), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

Digimarc has maintained a relationship with a consortium of central banks (the “Central Banks”) for nearly 30 years, providing trusted technology to help deter digital counterfeiting of currency. This relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

In February 2024, Digimarc announced the availability of its next-generation digital watermarks featuring more advanced security and greater access control. Digimarc’s next-generation digital watermarks have also been optimized to efficiently address multiple use cases while simultaneously delivering pronounced improvements in both imperceptibility and performance.

In March 2024, Digimarc announced Digimarc Engage, a product for direct-to-consumer digital communication that is designed to transform the way businesses, brands, and consumers interact. Digimarc Engage is the industry’s first consumer engagement solution offering contextual and differentiated experiences across both physical items and digital media – powering integrated marketing campaigns with richer consumer experiences while revealing never-before-available omnichannel data insights to inform smarter campaigns for businesses and brands.

In June 2024, Digimarc launched Digimarc Automate, an innovative automated product inspection solution designed to enhance accuracy and efficiency in production, fulfillment, and distribution facilities. Utilizing advanced digital watermarking technology, Digimarc Automate surpasses systems using traditional product codes, enhancing quality assurance, waste reduction, data collection, and cost savings.

In October 2024, Digimarc announced the release of its new Digimarc Recycle sortation software. This technological advancement reduces the cost of Digimarc Recycle-compliant hardware by nearly 50%, significantly lowering the barrier of entry for recycling and waste sortation facilities around the world that are seeking a more sophisticated solution.

In October 2024, Digimarc announced the launch of the Digimarc Validate mobile application, a groundbreaking out-of-the-box solution designed to help businesses combat counterfeit products. The new app empowers field agents with a simple, cost-effective tool for instant product authentication, protecting customers, securing revenue, and preserving brand integrity.

In October 2024, Digimarc also announced the release of the industry’s first implementation of digital watermarking technology approved for use in the Coalition for Content Provenance and Authenticity’s (“C2PA”) latest standard, version 2.1. This milestone marks a critical step forward in ensuring the authenticity of digital content in an era where generative artificial intelligence (“GenAI”) is rapidly reshaping the media landscape.

In November 2024, Digimarc introduced its most advanced anti-counterfeit solution to date. Digimarc’s new Digital Security Solution empowers security solutions providers and businesses with the tools needed to protect government programs, businesses, and citizens worldwide against counterfeit threats. This launch leverages proven technology and expertise gained through the company’s nearly 30-year relationship with the world’s central banks.

Customers and Business Partners

We generate revenue through two primary markets: commercial and government. Commercial includes retailers, consumer brands, their suppliers and related solution providers, as well as media, entertainment, and other customers. Government includes the Central Banks and other government customers.

We derive our revenue primarily from software subscriptions and software development services. Subscriptions for our software products are generally sold to retailers, consumer brands, their suppliers and related solution providers. Software development services are generally provided to the Central Banks. During 2024, we generated 41% of our revenue under the long-term contract with the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency for nearly 30 years. In December 2022, the 5-year extension option included in our contract with the Central Banks was exercised two years early. The contract now runs through December 31, 2029.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our patent portfolio covers a wide range of methods, applications, system architectures and processes.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 820 U.S. and foreign patents granted and applications pending as of December 31, 2024. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2024, will generate a minimum of $36.2  million in future revenue, compared to $43.7  million as of December 31, 2023 . The decrease  reflects the impact of revenue recognized on our existing backlog, a shortened committed contractual period of an existing contract, and the expiration of a commercial contract in June 2024, partially offset by new contracts entered into in 2024. We expect approximately $20.2  million of the  $36.2  million to be recognized as revenue during 2025.

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

Human Capital Resources and Management

Employees and Labor Relations

At December 31, 2024, we had 215 full-time employees, including 109 in research, development and engineering; 70 in sales, marketing, product, operations and customer support; and 36 in finance, administration, information technology, intellectual property and legal.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. Voluntary employee turnover was 5% for the year ended December 31, 2024.

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

Giving Back to Our Communities

At Digimarc, giving back to our communities isn’t just an act of goodwill—it’s part of our identity. In 2024, we launched our Month of Giving, empowering employees to volunteer with organizations they’re passionate about. As part of this initiative, our Beaverton team came together to support a local soup kitchen, making a meaningful difference in the lives of those we serve.

Compensation and Benefits

Our compensation program is designed to support, reinforce, and align our values, business strategy, and operational and financial goals of profitable growth and appreciation of our value in the public equity markets.

Digimarc’s compensation program is designed to pay all our employees fairly for their performance and contributions. We do this by balancing a wide variety of important internal and external factors aligned to our Company culture and values. Compensation and benefits are reviewed against the market annually, at a minimum. In 2024, we engaged a third-party consultant to review our compensation bands and ensure we are offering competitive compensation packages. Through this engagement we enhanced our benchmarks to align with public SaaS companies.

We strive to provide a base salary and restricted stock units that are competitive with the market and compensate above market for outstanding performance. The Company uses restricted stock units to incentivize candidates and high performing employees that contribute to the strategic goals of the Company and drive Company value. Performance stock units are used with our executive management team and are awarded based upon delivering established financial and strategic goals. Equity incentive compensation promotes a sense of ownership and reinforces our philosophy that all employees are valued shareholders in the long-term success of the business. In alignment with our Company culture, we strive to communicate openly about the objectives of the Company and the design of the compensation program. The compensation process is intended to be fair so that all employees and managers understand the goals and the outcomes of the process.

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

Learning and Development

We invest resources to develop the talent needed to remain at the forefront of innovation. We have a performance management system to support continuous learning and development. Through the use of anonymous surveys, employees can voice their perceptions of the Company and their work experience, including learning and development opportunities. We have strong participation in our surveys and engage our managers to respond to areas that employees have identified as needing improvement or given lower scores.

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

Governance and Oversight

The executive management team is entrusted with developing and advancing our human capital strategy, which is reviewed by the Board of Directors. Our Chief People Officer is charged with developing and stewarding this strategy on a Company-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership capabilities, performance management and total rewards. Key processes include ongoing performance and development feedback, and periodic engagement surveys reviewed by management and the Board of Directors. All employees have access to resources on topics regarding integrity, our code of conduct, diversity, compliance, and workplace harassment. Employees are encouraged to address any concerns through multiple channels, including anonymously whenever possible, without fear of retaliation or retribution.

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

While the Company’s business in the government market remains relatively strong and predictable, our primary source of revenue growth—the commercial market—is subject to the market forces and adoption curves common to other disruptive technologies. The commercial market is in its earlier stages of development. If widespread adoption of Digimarc technology in the commercial market takes longer than anticipated, we will continue to experience operating losses. For example, we expect that our subscription revenue in 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in 2024. This contract is expected to end in April 2025 and contribute $1.1 million of subscription revenue in 2025. Additionally, our subscription revenue in 2025 may also be impacted negatively by the expiration of a commercial contract in June 2024 that may or may not be extended. This contract contributed $2.1 million of subscription revenue in 2024.

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

Our business endeavors in the commercial market may be impeded or frustrated by larger, more influential companies or industry trade groups downplaying, minimizing or rejecting the value or use of our technology. A negative position by such companies or groups could result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible. For example, we expect that our subscription revenue in 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in 2024. This contract is expected to end in April 2025 and contribute $1.1 million of subscription revenue in 2025. Additionally, our subscription revenue in 2025 may also be impacted negatively by the expiration of a commercial contract in June 2024 that may or may not be extended. This contract contributed $2.1 million of subscription revenue in 2024.

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

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 76% of our revenue for the year ended December 31, 2024.

Nearly half of our revenue came from our contract with the Central Banks in 2024 and 2023. That contract expires at the end of 2029. The customer contracts we enter into may contain termination for convenience provisions or may not include automatic renewal provisions. If we were to lose any such contract for any reason, or if our relationship with these customers or the Central Banks were materially modified, our financial results would be adversely affected. For example, we expect our government service revenue in 2025 to be 12% to 14% lower than 2024 due to a smaller approved budget for program work in 2025.

We expect to continue to depend upon a small number of customers for a significant portion of our revenue for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our revenue and have a material adverse effect on our financial results. For example, we expect that our subscription revenue in 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in 2024. This contract is expected to end in April 2025 and contribute $1.1 million of subscription revenue in 2025. Additionally, our subscription revenue in 2025 may also be impacted negatively by the expiration of a commercial contract in June 2024 that may or may not be extended. This contract contributed $2.1 million of subscription revenue in 2024.

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

If we fail to comply with the many international laws and regulations that apply to our business, we may be subject to significant fines, penalties, or liabilities for noncompliance. These factors may result in greater risk of performance problems or of reduced profitability with respect to our international programs in these markets. In addition, if foreign customers, in particular foreign government authorities, terminate or delay the implementation of our products and services, it may be difficult for us, or we may not be able, to recover our potential losses.

Geopolitical tensions and the potential for isolationist policies implemented by governments around the world may affect international relations, resulting in reduced market opportunities and diminished demand in foreign markets. In some cases, such tensions could lead to national security-related restrictions that directly impact our business operations.

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

On February 26, 2025, we announced a reorganization, which could impact our workforce by up to 90 employees.

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

RISKS RELATED TO INFORMATION SECURITY

(14) The security systems used in our business and our product and service offerings may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

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

(15) We may experience outages and disruptions of our infrastructure that may harm our business, prospects, financial condition and results of operations.

We may be subject to outages or disruptions of our infrastructure, including information technology system failures and network disruptions. We use third-party cloud service providers, which are also susceptible to outages and disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

(16) Data breaches and cyber-attacks or cyber-fraud could compromise our intellectual property or other sensitive information or result in losses.

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

RISKS RELATED TO FINANCIAL REPORTING

(17) Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to generally accepted accounting principles in the United States (“U.S. GAAP”). These accounting principles are subject to interpretation by the Securities and Exchange Commission (“SEC”) and various bodies formed to interpret and create accounting rules and regulations. Changes in these rules, or guidance relating to interpretation and adoption of these rules, could have a significant effect on our financial results and could affect portions of our business differently.

(18) We were not profitable in 2024 or 2023 and may not be able to become profitable in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets or record valuation allowances against our deferred tax assets.

We incurred net losses in 2024 and 2023 largely due to increased levels of investments in our business to support product development and sales growth initiatives.

Becoming profitable in the future will depend upon a variety of factors, including our ability to maintain our current customers and to acquire new commercial customers. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins, and profitability. For example, we expect that our subscription revenue in 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in 2024. This contract is expected to end in April 2025 and contribute $1.1 million of subscription revenue in 2025. Additionally, our subscription revenue in 2025 may also be impacted negatively by the expiration of a commercial contract in June 2024 that may or may not be extended. This contract contributed $2.1 million of subscription revenue in 2024.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test for impairment of our long-lived assets when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2024, and 2023 and concluded there was no impairment for either period. We do not guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the value of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. We have maintained a full valuation allowance against our deferred tax assets largely due to the cumulative loss we have incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2024, and 2023, we determined a valuation allowance was still appropriate given the cumulative loss. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized.

(19) We may be adversely affected by variability of contracted arrangements.

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

(20) (a) We may not be able to adequately secure patent or other protection for our technologies.

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

Patents have finite lives, and our ability to continue to rely on our patents as a barrier to entry is limited to the term of the patents. Our earliest patents began expiring in 2012, and the patents in our portfolio expire at various times between 2025 and 2039. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year.

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

As more companies engage in business activities relating to digital watermarking services, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe other parties’ intellectual property rights. These claims could subject us to costly litigation and divert management resources. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technology, or develop non-infringing alternative technologies. In these circumstances, continued use of our technology may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technology may result in liability that threatens our continuing operation.

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

(21) We are periodically involved in litigation in the ordinary course of business, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

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

(22) The terms and conditions of our contracts could subject us to damages, losses and other expenses if we fail to meet delivery and performance requirements.

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

RISKS RELATED TO OUR CAPITAL STOCK

(23) Our corporate governance documents and Oregon law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

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

GENERAL RISK FACTORS

(25) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(26) We may need to hire additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

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

On February 26, 2025, we announced a reorganization, which could impact our workforce by up to 90 employees. This reorganization is intended to streamline our team structure to better align with our long-term growth initiatives and profitability objectives. If we do not fully realize or maintain the anticipated benefits of the reorganization and related cost reduction initiatives, our business, financial condition, or results of operations could be adversely affected, and additional reorganization actions and cost reduction initiatives may be necessary. Our reorganization and cost cutting activities may also yield unintended consequences and costs, such as attrition beyond our intended reorganization, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of the reorganization, all of which may have an adverse effect on our results of operations or financial condition.

(27) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

ITEM 1B:         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C:         CYBERSECURITY

Cybersecurity risk management is a critical component of our overall risk management program. We have implemented robust information security processes for assessing, identifying, and managing material risks from cybersecurity breaches that could adversely affect our business, financial condition and reputation. Although we have implemented measures to safeguard against cybersecurity risks, there is no assurance that these measures will prevent all incidents or fully mitigate their impact. We continuously work to enhance our information security processes and risk management program. Our cybersecurity risk management program is led by our Senior Director of Information Security (“InfoSec”) with direction and oversight from the Company’s executive management team. The Senior Director of InfoSec and the Company’s executive leaders directly involved have extensive experience in information security, risk management, and technology, and a track record of successful leadership in areas relevant to cybersecurity.

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

In 2024, the Company again achieved System and Organization SOC Type II (“SOC 2”) compliance for its product digitization platform. An independent auditor provided this certification after conducting a comprehensive audit, confirming that from February 16, 2023, to February 29, 2024, our information security controls were well-designed and worked effectively. The Company is working diligently to continue to maintain compliance with SOC 2 with the audit for 2025 currently in process.

Our Board of Directors plays a vital role in overseeing the Company’s enterprise risk management program and has delegated cybersecurity risk management to the Audit Committee of the Board of Directors. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed, and to implement processes to manage cybersecurity risks and mitigate cybersecurity incidents. Our Senior Director of InfoSec provides annual updates to the Audit Committee on the current cybersecurity threat landscape, emerging risks, remediation plans, and the effectiveness of related internal controls, and our Chief Financial Officer provides quarterly updates to the Audit Committee regarding progress on the Company’s cybersecurity program. When applicable, additional cybersecurity updates are provided to our Audit Committee in interim periods in the event of a significant cybersecurity threat. All members of the Board of Directors are invited to attend these meetings.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

ITEM 2:         PROPERTIES

In February 2022, we entered into a sublease agreement and lease extension agreement on a new facility in Beaverton, Oregon in order to move our corporate headquarters. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030. The remaining rent payments as of December 31, 2024 were $7.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining term of the lease on our former corporate headquarters.

The lease term of the Company’s former corporate headquarters in Beaverton, Oregon ended in March 2024, with no remaining rent payments as of  December 31, 2024. The Company stopped using this office space as its corporate headquarters in March 2022.

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

As of February 21, 2025, we had 157 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of shareholders of record.

We withhold (purchase) shares of common stock in connection with the vesting of restricted shares, restricted stock units, and performance restricted stock units, to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2024:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2024 to October 31, 2024	—	$—	—	$—
Month 2
November 1, 2024 to November 30, 2024	19,757	$27.18	—	$—
Month 3
December 1, 2024 to December 31, 2024	—	$—	—	$—
Total	19,757	$27.18	—	$—

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

•

Digimarc Engage activates products and multimedia to create and leverage an interactive, fully owned communications channel directly with consumers. Digimarc delivers dynamic, GS1 Digital Link-compliant QR codes and hyperlinks that provide contextual redirection capabilities for multiple consumer experiences (including personalized and automated loyalty and rewards programs) based on a variety of factors such as time and location or previous behavior. Connecting engagements across the physical and digital worlds in a singular view results in powerful new capabilities and insights for brands.

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, Digimarc Recycle creates a cloud-based record of never-before-seen post-consumption data to provide new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (“PROs”).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage including gift card and price look-up fraud prevention), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

Digimarc has maintained a relationship with the Central Banks for nearly 30 years, providing trusted technology to help deter digital counterfeiting of currency. This relationship was the first commercially successful large-scale use of our technologies and protects billions of banknotes in circulation globally.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 820 U.S. and foreign patents granted and applications pending as of December 31, 2024. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

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

Customer arrangements may contain multiple deliverables such as software platform subscriptions, software product subscriptions, and professional services. The subscriptions and services we offer are usually distinct performance obligations. When they are not capable of being distinct, they are combined with other subscriptions or services until a distinct performance obligation is identified. To determine the transaction price, we consider the terms of the contract and our customary business practices. Some contracts may contain variable consideration. In those cases, we estimate the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, we will evaluate whether any of the variable consideration is constrained and if it is, we will not include it in the transaction price. The consideration is allocated between distinct performance obligations based on their stand-alone selling prices. When the standalone selling prices are not directly observable, we make estimates based on reasonably available information, including market conditions, specific factors affecting us, and information about the customer. We recognize the revenue associated with each performance obligation as we fulfil the obligation, which for subscriptions is typically recognized ratably over time and for services is typically recognized when they are performed.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

Results of Operations—the Years Ended December 31, 2024 and December 31, 2023

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2024	2023
Revenue:
Subscription	$22,418	$18,973
Service	16,000	15,878
Total revenue	38,418	34,851
Cost of revenue:
Subscription (1)	2,959	2,975
Service (1)	6,628	7,252
Amortization expense on acquired intangible assets	4,592	4,459
Total cost of revenue	14,179	14,686
Gross profit	24,239	20,165
Operating expenses:
Sales and marketing	21,167	22,409
Research, development and engineering	26,209	26,577
General and administrative	17,073	18,071
Amortization expense on acquired intangible assets	1,097	1,065
Impairment of lease right of use assets and leasehold improvements	—	250
Total operating expenses	65,546	68,372
Operating loss	(41,307)	(48,207)
Other income, net	2,341	2,452
Loss before income taxes	(38,966)	(45,755)
Provision for income taxes	(44)	(204)
Net loss	$(39,010)	$(45,959)

	Year Ended December 31,
	2024	2023
Percentages are percent of total revenue
Revenue:
Subscription	58%	54%
Service	42%	46%
Total revenue	100%	100%
Cost of revenue:
Subscription (1)	8%	9%
Service (1)	17%	21%
Amortization expense on acquired intangible assets	12%	13%
Total cost of revenue	37%	42%
Gross profit	63%	58%
Operating expenses:
Sales and marketing	55%	64%
Research, development and engineering	68%	76%
General and administrative	44%	52%
Amortization expense on acquired intangible assets	3%	3%
Impairment of lease right of use assets and leasehold improvements	—%	1%
Total operating expenses	171%	196%
Operating loss	(108)%	(138)%
Other income, net	6%	7%
Loss before income taxes	(101)%	(131)%
Provision for income taxes	(—)%	(1)%
Net loss	(102)%	(132)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets

Summary

Total revenue for the twelve months ended December 31, 2024, increased $3.6 million, or 10%, to $38.4 million, compared to $34.9 million for the corresponding twelve months ended December 31, 2023, primarily due to $3.4 million of higher subscription revenue, which includes higher subscription revenue from new and existing commercial contracts, partially offset by the expiration of a commercial contract in June 2024.

We expect that our subscription revenue in 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in 2024. This contract is expected to end in April 2025 and contribute $1.1 million of subscription revenue in 2025. Our subscription revenue in 2025 may also be impacted negatively by the expiration of a commercial contract in June 2024 that may or may not be extended. This contract contributed $2.1 million of subscription revenue in 2024. We expect government service revenue in 2025 to be $1.7 million to $2.0 million lower than 2024 due to a smaller approved budget for program work in 2025.

Total operating expenses for the twelve months ended December 31, 2024, decreased $2.8 million, or 4%, to $65.5 million, compared to $68.4 million for the corresponding twelve months ended December 31, 2023, primarily due to lower cash compensation costs of $1.5 million, lower stock compensation costs of $0.7 million, lower depreciation and amortization costs of $0.5 million, and lower lease impairment costs of $0.3 million, partially offset by $0.5 million of higher professional services and consulting costs. The $1.5 million decrease in cash compensation costs includes $1.5 million of cash severance costs in 2023, and lower cash compensation costs of $1.0 million primarily reflecting lower headcount, net of annual compensation adjustments, partially offset by $0.6 million of cash severance costs in 2024 and $0.5 million of lower cash labor costs allocated to cost of revenue due to the amount and mix of billable labor hours incurred.

We expect our expenses in 2025 to be significantly lower than 2024 due to the reorganization we announced on February 26, 2025. The reorganization is expected to reduce our cash expenses by approximately $16.5 million on an annualized basis. We have also identified approximately $5.5 million of other annualized cash cost savings. We expect to incur approximately $3.0 million in one-time reorganization costs in the first quarter of 2025.

Revenue

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$22,418	$18,973	$3,445	18%
Service	16,000	15,878	122	1%
Total	$38,418	$34,851	$3,567	10%
Revenue (as % of total revenue):
Subscription	58%	54%
Service	42%	46%
Total	100%	100%

Subscription. Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $3.4 million increase in subscription revenue for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to higher subscription revenue from new and existing commercial contracts, partially offset by the expiration of a commercial contract in June 2024.

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

The $0.1 million increase in service revenue for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to $0.6 million of higher service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.4 million of lower other commercial service revenue and $0.2 million of lower government service revenue.

Revenue by geography

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$10,195	$11,380	$(1,185)	(10)%
International	28,223	23,471	4,752	20%
Total	$38,418	$34,851	$3,567	10%
Revenue (as % of total revenue):
Domestic	27%	33%
International	73%	67%
Total	100%	100%

Domestic. The $1.2 million decrease in domestic revenue for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to $1.2 million of lower subscription revenue, which includes the impact of the expiration of a commercial contract in June 2024 with a domestic customer, partially offset by higher subscription revenue from new and existing commercial contracts with domestic customers.

International. The $4.8 million increase in international revenue for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to $4.6 million of higher subscription revenue from new and existing commercial contracts with international customers.

Revenue by market

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$21,218	$17,773	$3,445	19%
Service	1,308	1,042	266	26%
Total Commercial	$22,526	$18,815	$3,711	20%

Government:
Subscription	$1,200	$1,200	$—	—%
Service	14,692	14,836	(144)	(1)%
Total Government	$15,892	$16,036	$(144)	(1)%
Total	$38,418	$34,851	$3,567	10%

Revenue (as % of total revenue):
Commercial	59%	54%
Government	41%	46%
Total	100%	100%

Commercial. The $3.7 million increase in commercial revenue for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to $3.4 million of higher commercial subscription revenue, which includes higher revenue from new and existing commercial contracts, partially offset by the expiration of a commercial contract in June 2024, and $0.6 million of higher service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.4 million of lower other commercial service revenue.

Government. The $0.1 million decrease in government revenue for twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to lower program work with the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2024	2023	(Decrease)	(Decrease)
ARR	$19,964	$22,251	$(2,287)	(10)%

ARR decreased $2.3 million, or 10%, from December 31, 2023 to December 31, 2024, primarily reflecting a $5.8 million decrease in ARR due to the expiration of a commercial contract in June 2024, partially offset by an increase in ARR from new and existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets. Amortization expense includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$19,459	$15,998	$3,461	22%
Service (1)	9,372	8,626	746	9%
Amortization expense on acquired intangible assets	(4,592)	(4,459)	(133)	(3)%
Total	$24,239	$20,165	$4,074	20%
Gross Profit Margin:
Subscription (1)	87%	84%
Service (1)	59%	54%
Total	63%	58%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The $4.1 million increase in total gross profit for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to $3.4 million of higher subscription revenue and $0.6 million of lower cost of service revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to higher subscription revenue combined with a more favorable mix of subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to a more favorable mix of service revenue.

Operating expenses

Sales and marketing

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$21,167	$22,409	$(1,242)	(6)%
Sales and marketing (as % of total revenue)	55%	64%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $1.2 million decrease in sales and marketing expenses for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to:

•	lower cash compensation costs of $0.9 million, primarily reflecting lower headcount, net of annual compensation adjustments;

•	cash severance costs of $0.6 million in 2023; and

•	lower professional services and consulting costs of $0.5 million; partially offset by

•	cash severance costs of $0.6 million in 2024; and

•	lower cash labor costs allocated to cost of revenue of $0.4 million due to the amount and mix of billable labor hours incurred.

Research, development and engineering

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$26,209	$26,577	$(368)	(1)%
Research, development and engineering (as % of total revenue)	68%	76%

Research, development and engineering expenses arise primarily from three areas that support our business model: fundamental research, platform development and product development.

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $0.4 million decrease in research, development and engineering expenses for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to:

•	cash severance costs of $0.8 million in 2023; and

•	lower stock compensation costs of $0.4 million; partially offset by

•	higher professional services and consulting costs of $0.5 million; and

•	higher cash compensation costs of $0.2, primarily reflecting annual compensation adjustments, net of lower headcount.

General and administrative

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$17,073	$18,071	$(998)	(6)%
General and administrative (as % of total revenue)	44%	52%

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

The $1.0 million decrease in general and administrative expenses for the twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023, was primarily due to:

•	lower cash compensation costs of $0.4 million, primarily reflecting lower headcount, net of annual compensation adjustments;

•	lower stock compensation costs of $0.4 million;

•	lower depreciation and amortization costs of $0.3 million; and

•	lower other costs of $0.3 million, primarily reflecting lower accounting and tax costs; partially offset by

•	higher professional services and consulting costs of $0.4 million.

Amortization expense on acquired intangible assets

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$1,097	$1,065	$32	3%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The increase in amortization expense on acquired intangible assets was primarily due to the impact of changes in foreign currency exchange rates.

Impairment of lease right of use assets and leasehold improvements

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Impairment of lease right of use assets and leasehold improvements	$—	$250	$(250)	(100)%
Impairment of lease right of use assets and leasehold improvements (as % of total revenue)	—%	1%

The $0.3 million decrease in impairment of lease right of use assets and leasehold improvements for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to an impairment charge recorded in 2023 on our former corporate headquarters in Beaverton, Oregon. The lease on our former corporate headquarters expired on March 31, 2024.

Stock-based compensation

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$706	$1,126	$(420)	(37)%
Sales and marketing	2,788	2,640	148	6%
Research, development and engineering	2,522	2,962	(440)	(15)%
General and administrative	4,013	4,430	(417)	(9)%
Total stock-based compensation	$10,029	$11,158	$(1,129)	(10)%

The $1.1 million decrease in stock-based compensation expense for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to:

•	stock-based severance costs of $0.6 million incurred in 2023;

•	reversal of stock compensation expenses of $0.4 million on unvested stock awards that were forfeited in 2024; and

•	lower amount of employee equity grants made in 2024 resulting in lower expense of $0.3 million.

We anticipate incurring an additional $16.2 million in stock-based compensation expense through December 31, 2028 for awards outstanding as of December 31, 2024.

Leases

In February 2022, we entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in order to move our corporate headquarters. The new facility is approximately 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030. The remaining rent payments as of December 31, 2024 were $7.8 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining term of the lease on our former corporate headquarters.

The lease term of our former corporate headquarters in Beaverton, Oregon ended in March 2024, with no remaining rent payments as of December 31, 2024. The Company stopped using this office space as its corporate headquarters in March 2022.

Other income, net

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$2,341	$2,452	$(111)	(5)%
Other income, net (as % of total revenue)	6%	7%

The $0.1 million decrease in other income, net for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, was primarily due to $0.1 million of lower refundable research and development tax credits, and $0.1 million of foreign currency losses, partially offset by $0.1 million of higher interest income on our marketable securities.

Provision for income taxes

The provision for income taxes reflects current taxes and deferred taxes.

For the year ended December 31, 2024, our effective tax rate was 0%, reflecting a valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2024 was $104.4 million, an increase of $9.1 million from $95.3 million as of December 31, 2023. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2024, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2023, our effective tax rate was 0%, reflecting a valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2023, was $95.3 million, an increase of $12.3 million from $83.0 million as of December 31, 2022.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
GAAP gross profit	$24,239	$20,165
Amortization of acquired intangible assets	4,592	4,459
Amortization and write-off of other intangible assets	544	573
Stock-based compensation	706	1,126
Non-GAAP gross profit	$30,081	$26,323
Non-GAAP gross profit margin	78%	76%

GAAP operating expenses	$65,546	$68,372
Depreciation and write-off of property and equipment	(728)	(1,121)
Amortization of acquired intangible assets	(1,097)	(1,065)
Amortization and write-off of other intangible assets	(276)	(393)
Amortization of lease right of use assets under operating leases	(358)	(517)
Stock-based compensation	(9,323)	(10,032)
Impairment of lease right of use assets and leasehold improvements	—	(250)
Non-GAAP operating expenses	$53,764	$54,994

GAAP net loss	$(39,010)	$(45,959)
Total adjustments to gross profit	5,842	6,158
Total adjustments to operating expenses	11,782	13,378
Non-GAAP net loss	$(21,386)	$(26,423)

GAAP loss per share (diluted)	$(1.83)	$(2.26)
Non-GAAP net loss	$(21,386)	$(26,423)
Non-GAAP loss per share (diluted)	$(1.01)	$(1.30)

Non-GAAP gross profit for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, increased by $3.8 million primarily due to higher subscription revenue and lower cost of service revenue.

Non-GAAP gross profit margin for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, increased by 2 percentage points primarily due to higher subscription revenue combined with a more favorable mix of subscription revenue.

Non-GAAP operating expenses for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, decreased by $1.2 million primarily due to $1.5 million of lower cash compensation costs, partially offset by higher professional services and consulting costs of $0.5 million. The $1.5 million decrease in cash compensation costs includes $1.5 million of cash severance costs in 2023, and lower cash compensation costs of $1.0 million primarily reflecting lower headcount, net of annual compensation adjustments, partially offset by $0.6 million of cash severance costs in 2024 and $0.5 million of lower cash labor costs allocated to cost of revenue due to the amount and mix of billable labor hours incurred.

Liquidity and Capital Resources

	December 31,	December 31,
	2024	2023
Working capital	$30,193	$24,555
Current ratio (1)	4.3:1	3:1
Cash, cash equivalents and short-term marketable securities	$28,730	$27,182
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$28,730	$27,182

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $1.5 million increase in cash, cash equivalents and marketable securities at December 31, 2024, from December 31, 2023, resulted primarily from:

•	net proceeds from the issuance of common stock; partially offset by

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, U.S. treasuries, and federal agency notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2024 and 2023.

Cash flows from operating activities

	Year Ended December 31,		Dollar	Percent
	2024	2023	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(39,010)	$(45,959)	$(6,949)	(15)%
Non-cash items	17,641	19,556	1,915	10%
Changes in operating assets and liabilities	(5,203)	4,408	9,611	218%
Net cash used in operating activities	$(26,572)	$(21,995)	$4,577	21%

Cash flows used in operating activities for the twelve months ended December 31, 2024, compared the corresponding twelve months ended December 31, 2023, increased by $4.6 million, primarily as a result of $9.6 million from unfavorable timing of changes in operating assets and liabilities, and $1.9 million of lower non-cash items included in net loss, partially offset by $7.0 million lower net loss. The unfavorable timing of changes in operating assets and liabilities are largely due to the amount and timing of customer receipts, vendor payments, and refundable research and development tax credits. Customer receipts were negatively impacted by $5.8 million related to the expiration of a commercial contract in June 2024. The change in non-cash items primarily reflects lower stock-based compensation, depreciation, and amortization expenses.

Cash flows from investing activities

Cash flows from investing activities for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, decreased by $23.8 million, primarily as a result of higher purchases of marketable securities, and lower net proceeds from maturities of marketable securities.

Cash flows from financing activities

Cash flows from financing activities for the twelve months ended December 31, 2024, compared to the corresponding twelve months ended December 31, 2023, increased by $31.5 million, primarily as a result of the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024, partially offset by higher purchases of common stock.

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

We expect that our subscription revenue in 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in 2024. This contract is expected to end in April 2025 and contribute $1.1 million of subscription revenue in 2025. Our subscription revenue in 2025 may also be impacted negatively by the expiration of a commercial contract in June 2024 that may or may not be extended. This contract contributed $2.1 million of subscription revenue in 2024. We expect government service revenue in 2025 to be $1.7 million to $2.0 million lower than 2024 due to a smaller approved budget for program work in 2025.

We expect our expenses in 2025 to be significantly lower than 2024 due to the reorganization we announced on February 26, 2025. The reorganization is expected to reduce our cash expenses by approximately $16.5 million on an annualized basis. We have also identified approximately $5.5 million of other annualized cash cost savings. We expect to incur approximately $3.0 million in one-time reorganization costs in the first quarter of 2025.

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

Equity Distribution Agreement

On February 27, 2024, we provided notice to Wells Fargo Securities, LLC of our intention to terminate the Equity Distribution Agreement that had previously been in place, with an effective date of March 1, 2024. No shares were sold under the Equity Distribution Agreement during the years ended December 31, 2024 and 2023.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of December 31, 2024, $67.5 million remained available under the new shelf registration statement.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	the concentration of most of our revenue among few customers and the trends and sources of future revenue;

•	anticipated successful advocacy of our technology by our partners;

•	anticipated revenue to be generated from current contracts, renewals and expirations or terminations of contracts, and new programs;

•	our belief regarding the global deployment of our products;

•	our beliefs regarding potential outcomes of participating in the HolyGrail 2.0 initiative and the utility of our products in the recycling industry;

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:         OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2025 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The other information required by this item will be included in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11:         EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14:         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 15:         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

10.2	Counterfeit Deterrence System Development and License Agreement Amendment, dated December 1, 2022, and effective January 1, 2023, between Digimarc Corporation and Bank for International Settlements (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 2, 2023 (File No. 001-34108))
*10.3

Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.4

Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.5

Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and Mr. Meyer (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.6

Patent License Agreement, dated as of June 11, 2009, between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.7

Limited Liability Company I Agreement, dated June 11, 2009, between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.8

Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.9

Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.10

Second Amendment to Lease, dated July 31, 2015, between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

10.11

Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

*10.12

Digimarc Corporation 2018 Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 28, 2023 (file No. 001-34108))

*10.13

Equity Compensation Program for Non-Employee Directors Under the Digimarc 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2023 (File No. 001-34108))

10.14

Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2019 (File No. 001-34108)) (5)

10.15

Amendment No. 1 to Equity Distribution Agreement, dated August 6, 2020, between Digimarc Corporation and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

*10.16	Employment Agreement, effective as of August 10, 2020, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2020 (File No. 001-34108))
10.17	Subscription Agreement, dated September 29, 2020, between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))
10.18	Registration Rights Agreement, dated September 29, 2020, between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))
10.19

Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108)) +

*10.20

Separation Agreement and General Release, dated April 12, 2021, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

*10.21

Employment Agreement, dated April 12, 2021, between Digimarc Corporation and Riley McCormack (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

*10.22	Amendment No. 1 to Employment Agreement, dated as of February 27, 2023, between Digimarc Corporation and Riley McCormack (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))
*10.23

Separation Agreement and General Release, dated December 28, 2021, between Digimarc Corporation and Robert Chamness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

10.24

Sublease Agreement, dated February 4, 2022, by and between Fiserv Solutions, LLC and Digimarc Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

10.25

Lease Extension Agreement, dated February 4, 2022, between Portland 1 LLC and Digimarc Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

*10.26

Form of Change of Control Retention Agreement entered into between Digimarc Corporation and Mr. Meyer incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

*10.27	Digimarc Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))
*10.28	Consulting Agreement, entered into as of January 9, 2024, by and between the Company and Andrew Walter (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))
10.29	Form of Common Stock Purchase Agreement, dated February 24, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2024 (File No. 001-34108))
*10.30	Form of Executive Retention Agreement entered into between Digimarc Corporation and each of Ms. Quinn and Messrs. Beck, Benton, Karamanos, Rodriguez, and Sickles
*10.31	Executive Retention Agreement entered into between Digimarc Corporation and Mr. McCormack
10.32	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements +
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
97	Digimarc Corporation Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

DIGIMARC CORPORATION

Date: February 27, 2025	By:	/s/ Charles Beck
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Riley McCormack	President, Chief Executive Officer and Director	February 27, 2025
Riley McCormack	(Principal Executive Officer)

/s/ Charles Beck	Chief Financial Officer and Treasurer	February 27, 2025
Charles Beck	(Principal Financial and Accounting Officer)

/s/ Katie Kool	Chair of the Board of Directors	February 27, 2025
Katie Kool

/s/ Dana Mcilwain	Director	February 27, 2025
Dana Mcilwain

/s/ LaShonda Anderson-Williams	Director	February 27, 2025
LaShonda Anderson-Williams

/s/ Michael Park	Director	February 27, 2025
Michael Park

/s/ Sandeep Dadlani	Director	February 27, 2025
Sandeep Dadlani

/s/ Sheila Cheston	Director	February 27, 2025
Sheila Cheston

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Revenue recognition for new contracts

As discussed in Note 3 to the consolidated financial statements, the Company recorded $38,418 thousand of total revenue for the year ended December 31, 2024, of which $22,418 thousand was subscription revenue and $16,000 thousand was service revenue. Customer arrangements may contain multiple performance obligations such as software subscriptions, software products, software development services, and/or maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. The Company derives its revenue primarily from software subscriptions and software development services with a wide range of software and service offerings.

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

Portland, Oregon

February 27, 2025

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,365	$21,456
Marketable securities	16,365	5,726
Trade accounts receivable, net	6,412	5,813
Other current assets	4,189	4,085
Total current assets	39,331	37,080
Property and equipment, net	1,040	1,570
Intangibles, net	22,191	28,458
Goodwill	8,532	8,641
Lease right of use assets	3,659	4,017
Other assets	1,013	786
Total assets	$75,766	$80,552
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,118	$6,672
Deferred revenue	4,020	5,853
Total current liabilities	9,138	12,525
Long-term lease liabilities	5,213	5,994
Other long-term liabilities	56	106
Total liabilities	14,407	18,625
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2024 and December 31, 2023)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,495 and 20,379 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	21	20
Additional paid-in capital	415,049	376,189
Accumulated deficit	(350,778)	(311,768)
Accumulated other comprehensive loss	(2,983)	(2,564)
Total shareholders’ equity	61,359	61,927
Total liabilities and shareholders’ equity	$75,766	$80,552

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Subscription	$22,418	$18,973
Service	16,000	15,878
Total revenue	38,418	34,851
Cost of revenue:
Subscription (1)	2,959	2,975
Service (1)	6,628	7,252
Amortization expense on acquired intangible assets	4,592	4,459
Total cost of revenue	14,179	14,686
Gross profit	24,239	20,165
Operating expenses:
Sales and marketing	21,167	22,409
Research, development and engineering	26,209	26,577
General and administrative	17,073	18,071
Amortization expense on acquired intangible assets	1,097	1,065
Impairment of lease right of use assets and leasehold improvements	—	250
Total operating expenses	65,546	68,372
Operating loss	(41,307)	(48,207)
Other income, net	2,341	2,452
Loss before income taxes	(38,966)	(45,755)
Provision for income taxes	(44)	(204)
Net loss	$(39,010)	$(45,959)

Loss per share:
Loss per share — basic	$(1.83)	$(2.26)
Loss per share — diluted	$(1.83)	$(2.26)
Weighted average shares outstanding — basic	21,261	20,322
Weighted average shares outstanding — diluted	21,261	20,322

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(13)	$138
Foreign currency translation adjustment, net of tax of $0	(406)	1,661
Other comprehensive income (loss)	$(419)	$1,799
Net loss	(39,010)	(45,959)
Comprehensive loss	$(39,429)	$(44,160)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Year Ended December 31, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	197	—	—	—	—	—
Vesting of performance restricted stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—	—
Purchase of common stock	—	—	(108)	—	(3,416)	—	—	(3,416)
Stock-based compensation	—	—	—	—	10,059	—	—	10,059
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustments	—	—	—	—	—	—	(406)	(406)
Net loss	—	—	—	—	—	(39,010)	—	(39,010)
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359

Year Ended December 31, 2023
Balance at December 31, 2022	10	$50	20,260	$20	$367,692	$(265,809)	$(4,363)	$97,590
Issuance of common stock	—	—	10	—	—	—	—	—
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	161	—	—	—	—	—
Vesting of performance restricted stock units	—	—	2	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(6)	—	—	—	—	—
Purchase of common stock	—	—	(93)	—	(2,724)	—	—	(2,724)
Stock-based compensation	—	—	—	—	11,221	—	—	11,221
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	138	138
Foreign currency translation adjustments	—	—	—	—	—	—	1,661	1,661
Net loss	—	—	—	—	—	(45,959)	—	(45,959)
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,010)	$(45,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	728	1,121
Amortization of acquired intangible assets	5,689	5,524
Amortization and write-off of other intangible assets	820	966
Amortization of lease right of use assets under operating leases	358	517
Stock-based compensation	10,029	11,158
Impairment of lease right of use assets and leasehold improvements	—	250
Increase (decrease) in allowance for doubtful accounts	17	20
Changes in operating assets and liabilities:
Trade accounts receivable	(687)	(335)
Other current assets	(128)	2,200
Other assets	(156)	299
Accounts payable and other accrued liabilities	(1,608)	660
Deferred revenue	(1,838)	1,627
Lease liability and other long-term liabilities	(786)	(43)
Net cash provided by (used in) operating activities	(26,572)	(21,995)
Cash flows from investing activities:
Purchase of property and equipment	(212)	(314)
Capitalized patent costs	(431)	(426)
Proceeds from maturities of marketable securities	22,555	27,664
Purchases of marketable securities	(33,194)	(14,363)
Net cash provided by (used in) investing activities	(11,282)	12,561
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	32,218	—
Purchase of common stock	(3,416)	(2,724)
Repayment of loans	(37)	(36)
Net cash provided by (used in) financing activities	28,765	(2,760)
Effect of exchange rate on cash	(2)	52
Net increase (decrease) in cash and cash equivalents	(9,091)	(12,142)
Cash and cash equivalents at beginning of period	21,456	33,598
Cash and cash equivalents at end of period	$12,365	$21,456
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(63)	$(233)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$19	$6
Stock-based compensation capitalized to software and patent costs	$30	$63
Right of use assets obtained in exchange for lease obligations	$—	$31

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

•

Digimarc Engage activates products and multimedia to create and leverage an interactive, fully owned communications channel directly with consumers. Digimarc delivers dynamic, GS1 Digital Link-compliant QR codes and hyperlinks that provide contextual redirection capabilities for multiple consumer experiences (including personalized and automated loyalty and rewards programs) based on a variety of factors such as time and location or previous behavior. Connecting engagements across the physical and digital worlds in a singular view results in powerful new capabilities and insights for brands.

•

Digimarc Recycle increases the quality and quantity of recycled materials by digitizing products and packaging with digital watermarking technology. Coupled with consumer engagement capabilities, brands can leverage a direct, digital communications channel. Plus, Digimarc Recycle creates a cloud-based record of never-before-seen post-consumption data to provide new insights that benefit stakeholders across the value chain, including brands, facility operators, and Producer Responsibility Organizations (“PROs”).

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage including gift card and price look-up fraud prevention), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments made by the Company relate to its revenue accounting policy. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the measurement and recognition of revenue that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, federal agency notes, U.S. treasuries and money market securities, totaling $8,889 and $17,362 at  December 31, 2024 and 2023, respectively. Cash equivalents are carried at either cost or fair value depending on the type of security.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper, U.S. treasuries and federal agency notes.

The Company’s marketable securities are classified as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive loss” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income, net” in the Consolidated Statements of Operations and are derived using the specific identification method for determining the cost of marketable securities sold.

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

The Company manages credit risk on accounts receivable by evaluating a customer’s credit worthiness before extending any significant amount of credit. There is a significant concentration of accounts receivable at various times from our three largest customers. All three customers have significant financial means and a history of paying their invoices. The Company does not have a history of significant bad debt write-offs. As a result, the Company’s credit risk associated with accounts receivable is believed to be low.

Contingencies

The Company evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on the Company’s operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with Accounting Standards Codification (“ASC”) 450 “Contingencies.” If information available prior to the issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then the loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to ASC 450 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Goodwill

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value, in accordance with ASC 350 “Intangibles – Goodwill and Other.” The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. In connection with the Company’s annual impairment tests of goodwill as of June 30, 2024 and 2023, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit significantly exceeded the carrying value.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including restricted stock awards, restricted stock units and performance stock units based on estimated fair values. The estimated fair value of stock-based awards is recognized over the vesting period of the award using the straight-line method.

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

Foreign Currency

The Company prepares consolidated financial statements in its reporting currency, the U.S. dollar. The functional currency of the Company’s foreign subsidiaries generally is the applicable local currency. Monetary assets and liabilities denominated in a foreign currency are remeasured at the end of each reporting period, with respective gain or loss recorded in other income, net on the Consolidated Statement of Operation. Financial statements of each foreign subsidiaries are translated from their respective functional currencies to U.S. dollar, with translation adjustments recorded in other comprehensive income (loss) on the Consolidated Statement Operation and Comprehensive Loss, and foreign currency translation adjustments on the Consolidated Statement of Shareholders’ Equity. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Revenue and expenses are translated using the average exchange rates during the period. Equity transactions are translated at the historical exchange rates. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition.

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”. The ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. This authoritative guidance is effective for the Company starting in the fiscal year ended December 31, 2024 for annual periods and in the first quarter of the fiscal year ending December 31, 2025 for interim periods, with early adoption permitted. The Company adopted this new standard on December 31, 2024. The new standard has not had a material impact on the Company’s consolidated financial statements; however, we have provided additional details and disclosures under the new guidance in Note 4.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. The ASU requires disaggregated disclosure of income statement expenses, primarily on disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This authoritative guidance will be effective for the Company starting in the fiscal year ending December 31, 2027 for annual periods and in the first quarter of the fiscal year ending December 31, 2028 for interim periods, with early adoption permitted. The Company is currently evaluating the effect of this new standard on the Company’s disclosures.

(2) Fair Value of Financial Instruments

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the Company defines its’s fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, in the following:

•	Level 1 Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.
•

Level 2 Pricing inputs are quoted for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

•

Level 3 Pricing inputs are unobservable for the investment; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of  December 31, 2024 and 2023, respectively, was as follows:

December 31, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$112	$—	$—	$112
Commercial paper	—	10,633	—	10,633
U.S. treasuries	—	9,192	—	9,192
Federal agency notes	—	5,317	—	5,317
Total	$112	$25,142	$—	$25,254

December 31, 2023	Level 1	Level 2	Level 3	Total
Money market securities	$1,515	$—	$—	$1,515
Commercial paper	—	14,622	—	14,622
U.S. treasuries	—	5,953	—	5,953
Federal agency notes	—	998	—	998
Total	$1,515	$21,573	$—	$23,088

The fair value maturities of the Company’s cash equivalents and marketable securities as of  December 31, 2024 are as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$25,254	$25,254	$—	$—	$—

(3) Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue Recognition” by applying the following steps:

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Customer arrangements may contain multiple deliverables such as software platform subscriptions, software product subscriptions, and professional services. Subscriptions and services offered are usually distinct performance obligations. When they are not capable of being distinct, they are combined with other subscriptions or services until a distinct performance obligation is identified. To determine the transaction price, management considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, management estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, management evaluates whether any of the variable consideration is constrained and if it is, it is not included in the transaction price. The consideration is allocated between distinct performance obligations based on their stand-alone selling prices. When the standalone selling prices are not directly observable, management makes estimates based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. The Company recognizes the revenue associated with each performance obligation as the obligation is fulfilled, which for subscriptions is typically recognized ratably over time and for services is typically recognized when they are performed.

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Year Ended December 31,
	2024	2023
Commercial:
Subscription	$21,218	$17,773
Service	1,308	1,042
Total Commercial	$22,526	$18,815
Government:
Subscription	$1,200	$1,200
Service	14,692	14,836
Total Government	15,892	16,036
Total	$38,418	$34,851

The Company has contract assets from contracts with customers that are classified as “trade accounts receivable” in the Consolidated Balance Sheets. See Note 7 for more information about trade accounts receivable.

The Company has contract assets from capitalized contract acquisition costs that are classified as “other current assets” and “other assets” in the Consolidated Balance Sheet. These contract acquisition costs are recognized in proportion to the revenue recognized from the contract they are associated with.

The following table provides information about contract assets:

	December 31,	December 31,
	2024	2023
Contract acquisition costs, current	$38	$113
Contract acquisition costs, long-term	—	9
Total	$38	$122

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	December 31,	December 31,
	2024	2023
Deferred revenue, current	$4,020	$5,853
Deferred revenue, long-term	2	7
Total	$4,022	$5,860

The Company recognized $5,725 of revenue during the year ended  December 31, 2024 that was included in the contract liability balance as of December 31, 2023.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $25,215 and $31,798, as of  December 31, 2024 and 2023, respectively. As of  December 31, 2024, the Company expects $20,171 of the $25,215 to be recognized as revenue during 2025.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(4) Segment Information

Significant Segment Expenses

The Company derives its revenue from a single reporting segment: product digitization solutions. Revenue is generated in this segment primarily through software subscriptions and software development services. The Company manages its business activities on a consolidated basis. In addition, the Chief Executive Officer of the Company, as the chief operating decision-maker (“CODM”), reviews the Company’s operating results and makes decisions to allocate resources based on consolidated financial information. As such, the Company has one single reportable segment. The CODM uses consolidated net income (loss) as a performance measure and total consolidated assets as an asset measure, to assess performance of the company, to allocate working capital, and to monitor budget versus actual results.

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Year Ended December 31,
	2024	2023
Revenue:
Subscription	$22,418	$18,973
Service	16,000	15,878
Total revenue	38,418	34,851
Cost of revenue:
Subscription (1)	2,959	2,975
Service (1)	6,628	7,252
Amortization expense on acquired intangible assets	4,592	4,459
Total cost of revenue	14,179	14,686
Operating expenses
Cash compensation	38,997	40,471
Stock-based compensation	9,323	10,032
Professional services and consultants	7,757	7,303
Software and hardware	3,538	3,581
Depreciation and amortization	2,104	2,582
Impairment of lease right of use assets and leasehold improvements	—	250
Other segment items (2)	3,827	4,153
Total operating expenses	65,546	68,372
Operating loss	(41,307)	(48,207)
Other income, net	2,341	2,452
Provision for income taxes	(44)	(204)
Net loss	$(39,010)	$(45,959)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.
(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended December 31,
	2024	2023
Domestic	$10,195	$11,380
International (1)	28,223	23,471
Total	$38,418	$34,851

(1)	Revenue from the Central Banks is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended December 31,
	2024	2023
Customer A	41%	46%
Customer B	15%	*
Customer C	14%	21%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Long-lived tangible assets by geographical area

Long-lived tangible assets by geographic area were as follows:

	December 31,	December 31,
	2024	2023
United States	$1,026	$1,535
Europe	14	35
Total	$1,040	$1,570

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

Performance Restricted Stock Units

The fair value of performance restricted stock unit (“PRSU”) awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the fair market value of the Company’s common stock on the date of the grant (measurement date), adjusted for probability of achievement of the performance criteria as of each reporting date, and is recognized on a straight-line basis over the service period of the award, which is generally three years for employee grants. The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized.

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

Monte Carlo Valuation Inputs:

	Year Ended December 31,
	2024	2023
Stock price	$36.64	$22.37
Expected volatility	66.3%	74.7%
Risk-free interest rate	4.3%	4.3%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Stock-based Compensation

	Year Ended December 31,
	2024	2023
Stock-based compensation:
Cost of revenue	$706	$1,126
Sales and marketing	2,788	2,640
Research, development and engineering	2,522	2,962
General and administrative	4,013	4,430
Stock-based compensation expense	10,029	11,158
Capitalized to software and patent costs	30	63
Total stock-based compensation	$10,059	$11,221

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans:

	December 31,	December 31,
	2024	2023
Total unrecognized compensation costs	$16,226	$15,370

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of  December 31, 2024 for all non-vested stock-based awards over weighted average periods through December 31, 2028 as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	1.01	1.33	1.32

As of December 31, 2024, under the Company’s stock incentive plan, an additional 1,274 shares remained available for future grants.

The Company issues new shares upon grants of RSAs and vesting of RSU and PRSU awards.

Restricted Stock Awards Activity

The following table presents the unvested balance of RSA activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2022	196	$32.06
Granted	45	$22.10
Vested	(130)	$30.18
Forfeited	(6)	$34.89
Unvested balance, December 31, 2023	105	$29.89
Granted	45	$28.37
Vested	(84)	$29.20
Forfeited	(7)	$27.57
Unvested balance, December 31, 2024	59	$29.98

The fair value of RSAs vested is as follows:

	Year Ended December 31,
	2024	2023
Fair value of RSAs vested	$2,234	$3,273

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Restricted Stock Units Activity

The following table presents the unvested balance of RSU awards activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2022	370	$24.77
Granted	298	$23.20
Vested	(161)	$24.46
Forfeited	(65)	$25.17
Unvested balance, December 31, 2023	442	$23.77
Granted	228	$35.29
Vested	(197)	$26.86
Forfeited	(67)	$26.58
Unvested balance, December 31, 2024	406	$28.27

The fair value of RSU awards vested is as follows:

	Year Ended December 31,
	2024	2023
Fair value of RSU awards vested	$5,747	$4,893

Performance Restricted Stock Units Activity

The following table presents the unvested balance of PRSU awards activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2021	—	$—
Granted	73	$31.93
Vested	—	$—
Forfeited	(6)	$32.02
Unvested balance, December 31, 2022	67	$31.92
Change in units based on performance expectations	(6)	$32.02
Granted	134	$27.75
Vested	(2)	$32.02
Forfeited	(1)	$32.02
Unvested balance, December 31, 2023	192	$29.01
Change in units based on performance expectations	30	$22.37
Granted	73	$36.77
Vested	(60)	$22.37
Forfeited	(20)	$34.17
Unvested balance, December 31, 2024	215	$32.08

The fair value of PRSU awards vested is as follows:

	Year Ended December 31,
	2024	2023
Fair value of PRSU awards vested	$2,370	$54

(6) Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with ASC 260 “Earnings Per Share,” using the treasury stock method.

Basic earnings per share excludes dilution and is calculated by dividing earnings by the weighted-average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing earnings by the weighted-average number of shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs. The dilutive effect of unvested RSUs and PRSUs is determined using the treasury stock method. RSAs are included in shares outstanding on the date of grant.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The following table reconciles earnings (loss) per share:

	Year Ended December 31,
	2024	2023
Basic Earnings (Loss) per Share:
Net loss — basic	$(39,010)	$(45,959)
Weighted average shares outstanding — basic	21,261	20,322
Basic loss per share	$(1.83)	$(2.26)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(39,010)	$(45,959)
Weighted average shares outstanding — diluted	21,261	20,322
Diluted loss per share	$(1.83)	$(2.26)

The following table indicates the common stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2024	2023
Anti-dilutive shares due to net loss	102	134

(7) Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	December 31,	December 31,
	2024	2023
Trade accounts receivable, current	$6,563	$5,947
Trade accounts receivable, long-term	80	9
Allowance for doubtful accounts	(151)	(134)
Trade accounts receivable, net	$6,492	$5,822
Unpaid deferred revenue included in trade accounts receivable	$2,590	$2,073

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2024	2023
Company A	47%	56%
Company B	12%	*
Company C	*	13%

*	Less than 10%

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

	December 31,	December 31,
	2024	2023
Office furniture and fixtures	$63	$1,435
Software	5,476	5,497
Equipment	2,566	2,472
Leasehold improvements	203	1,861
Gross property and equipment	8,308	11,265
Less accumulated depreciation	(7,268)	(9,695)
Property and equipment, net	$1,040	$1,570

(9) Goodwill

Balance at December 31, 2022	$8,229
Currency translation adjustments	412
Balance at December 31, 2023	$8,641
Currency translation adjustments	(109)
Balance at December 31, 2024	$8,532

(10) Intangibles

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2024	2023
Capitalized patent costs	~17	$9,174	$9,231

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	22,504	22,836
Customer relationships	10	10,754	10,913
Gross intangible assets		42,682	43,230
Accumulated amortization		(20,491)	(14,772)
Intangibles, net		$22,191	$28,458

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Year Ended December 31,
	2024	2023
Amortization expense	$6,233	$6,097

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

For intangible assets recorded at December 31, 2024, the estimated future aggregate amortization expense for the years ending December 31, 2025 through December 31, 2029 is as follows:

Amortization
As of December 31, 2024	Expense
2025	$6,099
2026	6,068
2027	1,536
2028	1,525
2029	1,495

(11) Leases

The Company accounts for leases in accordance with ASC 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through  September 2030. The remaining rent payments as of December 31, 2024 were  $7,796 plus operating expenses, payable in monthly installments. The first  26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

The lease term of the Company’s former corporate headquarters in Beaverton, Oregon ended in March 2024, with no remaining rent payments as of December 31, 2024. The Company stopped using this office space as its corporate headquarters in March 2022.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	December 31,	December 31,
	2024	2023
Lease right of use assets	$3,659	$4,017
Lease liabilities, current	$781	$582
Lease liabilities, long-term	$5,213	$5,994

Weighted-average remaining life (in years)	5.7	6.5
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the twelve months ended December 31, 2024. An “impairment of lease right of use assets and leasehold improvements” of $250 was recorded in the Consolidated Statements of Operations for the twelve months ended December 31, 2023, related to the Company’s former corporate headquarters. The impairment charge was determined by comparing the carrying value of the assets to the net present value of estimated cash flows from the future sublease of the office space over the remaining lease term.

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Year Ended December 31,
	2024	2023
Operating lease expense	$1,482	$1,556
Cash paid for operating leases	$1,663	$1,151

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheet as of December 31, 2024:

Cash
Payment
As of December 31, 2024	Obligations
2025	$1,317
2026	1,356
2027	1,397
2028	1,296
2029	1,389
Thereafter	1,066
Total lease payments	7,821
Imputed interest	(1,827)
Total minimum lease payments	$5,994

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Registered Direct Offering

On February 24, 2024, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 929 common shares in a registered direct stock offering. The common shares were offered at a price of $35.00 per share, and the gross cash proceeds to the Company were $32,500. The Company incurred $282 of legal costs related to the offering. The closing of the registered direct offering occurred on February 27, 2024.

  Stock Incentive Plan

In March 2018, the Company’s Board of Directors approved the 2018 Incentive Plan ( “2018 Plan”) which was later approved by the Company’s shareholders at the Company’s 2018 Annual Meeting of Shareholders in April 2018. The 2018 Plan replaced the 2008 Incentive Plan ( “2008 Plan”). The 2018 Plan provides for the grant of incentive and, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, performance shares, performance units, and other stock or cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

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

The Company made matching contributions in the aggregate amount as follows:

	Year Ended December 31,
	2024	2023
Matching contributions	$1,234	$1,217

(14) Other Income

The following table provides information about other income, net:

	Year Ended December 31,
	2024	2023
Interest income	$1,818	$1,680
Refundable tax credit	550	684
Foreign currency gains (losses)	(27)	96
Other income (loss)	—	(8)
Total other income, net	$2,341	$2,452

(15) Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the years ended  December 31, 2024 and 2023 was 0%. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Components of loss before income taxes are as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(27,044)	$(35,039)
International	(11,922)	(10,716)
Loss before income taxes	$(38,966)	$(45,755)

Components of the provision (benefit) for income taxes allocated to continuing operations include the following:

	Year Ended December 31,
	2024	2023
Current:
Federal	$5	$(141)
State	(13)	(9)
Foreign	(36)	(37)
Sub-total	$(44)	$(187)
Deferred:
Federal	$—	$(17)
State	—	—
Foreign	—	—
Sub-total	$—	$(17)
Total	$(44)	$(204)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2024	%	2023	%
Income taxes computed at statutory rates	$8,183	(21)%	$9,609	(21)%
(Increases) decreases resulting from:
Change in valuation allowance	(9,319)	24%	(11,716)	26%
NOL surrendered for refundable tax credit	(1,355)	4%	(1,607)	4%
Foreign research deductions and credits	650	(2)%	803	(2)%
Federal and state research and experimentation credits	1,288	(3)%	1,412	(3)%
State income taxes, net of federal tax benefit	(139)	—%	468	(1)%
Other	648	(2)%	827	(3)%
Total	$(44)	—%	$(204)	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating losses	$79,856	$77,201
Federal and state research and experimentation credits	13,610	12,406
Research and experimental costs	12,806	9,458
Stock based compensation	1,822	1,474
ASC 842 - lease liabilities	1,303	1,468
Accrued compensation	324	610
Fixed asset differences	191	185
Intangible asset differences	4	—
Other	264	59
Total gross deferred tax assets	110,180	102,861
Less valuation allowance	(104,361)	(95,256)
Net deferred tax assets	$5,819	$7,605

Deferred tax liabilities:
Patent expenditures	$(888)	$(1,096)
ASC 842 - right of use assets	(795)	(897)
Fixed asset differences	(4)	(9)
Intangible asset differences	(4,132)	(5,603)
Total gross deferred tax liabilities	$(5,819)	$(7,605)
Total net deferred tax assets and liabilities	$—	$—

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The Company had a valuation allowance of $104,361 and $95,256 on deferred tax assets as of  December 31, 2024 and 2023, respectively, an increase of $9,105 during the year ended December 31, 2024.

As of December 31, 2024, the Company has federal, state, and foreign net operating loss carryforwards of $257,535, $173,657, and $70,922 respectively, which have a carryforward of 5 years to indefinite depending on the jurisdiction.

As of  December 31, 2024, the Company has federal research and experimental tax credits of $14,746, which have a carryforward of 20 years.

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$1,063	$1,046
Addition for current year tax positions	85	94
Addition for prior year tax positions	—	—
Reduction for prior year positions	(11)	(77)
Reduction for prior year positions resolved during the current year	—	—
Ending balance	$1,137	$1,063

As of December 31, 2024, the total unrecognized tax benefits, if recognized, would not materially affect the Company’s effective tax rate.

The Company records accrued interest and penalties associated with uncertain tax positions in the “provision for income taxes” in the Consolidated Statements of Operations. For the years ended  December 31, 2024 and 2023, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively. The Company does not anticipate any of its unrecognized benefits will significantly increase or decrease within the next 12 months.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2021 through 2023, in applicable state jurisdictions for the tax years 2021 through 2023, and in applicable foreign jurisdictions for tax year 2023. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or tax credit carryforward.

(16) Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450. To date, there have been no claims made under such indemnification provisions.

The Company is subject from time to time to other legal proceedings and claims arising in the ordinary course of business. At this time, the Company does not believe that the resolution of any such matters will have a material adverse effect on its financial position, results of operations or cash flows.

(17) Subsequent Events

On February 26, 2025, the Company announced a reorganization, which could impact our workforce by up to 90 employees. The reorganization is expected to reduce the Company’s cash expenses by approximately $16,500 on an annualized basis. The Company expects to incur approximately $3,000 in one-time reorganization costs in the first quarter of 2025.