Form 10-K/A
period 2024-12-31
Digimarc CORP
filed 2025-03-26
CIK 1438231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
/ A
Amendment
No. 1

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

EXPLANATORY NOTE
Digimarc Corporation (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a)(3) of the Original Filing to include Exhibit 19, Insider Trading Policy, under Section 12 of the Securities Exchange Act of 1934, as amended, which was inadvertently omitted in the Original Filing.
This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Exhibit Description

2.1	Separation Agreement among DMRC Corporation, DMRC LLC, Digimarc Corporation and, with respect to certain sections, L-1 Identity Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the Commission on August 13, 2008 (File No. 001-34108))†

2.2	Agreement and Plan of Merger dated April 30, 2010 between Digimarc Corporation, a Delaware corporation, and Digimarc Oregon Corporation, an Oregon corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

2.3	Share Purchase Agreement dated November 15, 2021 between Digimarc Corporation, an Oregon corporation, and EVRYTHNG Limited, a company incorporated and registered in England, the sellers party thereto, and Fortis Advisors LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 (File No. 001-34108))

3.1	Articles of Incorporation of Digimarc Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

3.2	Bylaws of Digimarc Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 4, 2010 (File No. 001-34108))

4.1	Specimen common stock certificate of Digimarc Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 25, 2014 (File No. 001-34108))

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2020 (File No. 001-34108))

4.3	Warrant Agency Agreement, dated January 3, 2022, between Digimarc Corporation and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2022 (File No. 001-34108))

10.1	License Agreement, dated as of August 1, 2008, between DMRC Corporation and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10, filed with the Commission on October 2, 2008 (File No. 001-34108))(1)

10.2	Counterfeit Deterrence System Development and License Agreement Amendment, dated December 1, 2022, and effective January 1, 2023, between Digimarc Corporation and Bank for International Settlements (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 2, 2023 (File No. 001-34108))

*10.3	Digimarc Corporation 2008 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 25, 2014 (File No. 001-34108))

*10.4	Form of Indemnification Agreement between Digimarc Corporation and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Digimarc Corporation’s Annual Report on Form 10-K, as filed by Digimarc Corporation with the Securities and Exchange Commission on March 13, 2006 (File No. 000-28317))

*10.5	Form of Change of Control Retention Agreement entered into by and between Digimarc Corporation and Mr. Meyer (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 22, 2019 (File No. 001-34108))

10.6	Patent License Agreement, dated as of June 11, 2009, between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.7	Limited Liability Company I Agreement, dated June 11, 2009, between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.8	Limited Liability Company II Agreement, dated June 11, 2009 between Digimarc Corporation and The Nielsen Company (US), LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 31, 2009 (File No. 001-34108))(2)

10.9	Lease Agreement, dated March 22, 2004, between Digimarc Corporation and PS Business Parks, L.P., as amended on May 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on July 30, 2010 (File No. 001-34108))

10.10	Second Amendment to Lease, dated July 31, 2015, between PD Office Owner 9, L.P. and Digimarc Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2015 (File No. 001-34108))

10.11	Patent Rights Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 3, 2011 (File No. 001-34108))

*10.12	Digimarc Corporation 2018 Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 28, 2023 (file No. 001-34108))

*10.13	Equity Compensation Program for Non-Employee Directors Under the Digimarc 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2023 (File No. 001-34108))

10.14	Grant-Back License Agreement, dated October 5, 2010, between Digimarc Corporation and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 2, 2019 (File No. 001-34108)) (5)

10.15	Amendment No. 1 to Equity Distribution Agreement, dated August 6, 2020, between Digimarc Corporation and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 2020 (File No. 001-34108))

*10.16	Employment Agreement, effective as of August 10, 2020, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2020 (File No. 001-34108))

10.17	Subscription Agreement, dated September 29, 2020, between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

10.18	Registration Rights Agreement, dated September 29, 2020, between the Company and TCM Strategic Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 29, 2020 (File No. 001-34108))

10.19	Work Agreement, dated October 5, 2010, by and among Digimarc Corporation, Invention Law Group, P.C. and IV Digital Multimedia Inventions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108)) +

*10.20	Separation Agreement and General Release, dated April 12, 2021, between Digimarc Corporation and Bruce Davis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

*10.21	Employment Agreement, dated April 12, 2021, between Digimarc Corporation and Riley McCormack (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 29, 2021 (File No. 001-34108))

*10.22	Amendment No. 1 to Employment Agreement, dated as of February 27, 2023, between Digimarc Corporation and Riley McCormack (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))

*10.23	Separation Agreement and General Release, dated December 28, 2021, between Digimarc Corporation and Robert Chamness (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

10.24	Sublease Agreement, dated February 4, 2022, by and between Fiserv Solutions, LLC and Digimarc Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

10.25	Lease Extension Agreement, dated February 4, 2022, between Portland 1 LLC and Digimarc Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

*10.26	Form of Change of Control Retention Agreement entered into between Digimarc Corporation and Mr. Meyer incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2022 (File No. 001-34108))

*10.27	Digimarc Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))

*10.28	Consulting Agreement, entered into as of January 9, 2024, by and between the Company and Andrew Walter (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))

10.29	Form of Common Stock Purchase Agreement, dated February 24, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2024 (File No. 001-34108))

*10.30	Form of Executive Retention Agreement entered into between Digimarc Corporation and each of Ms. Quinn and Messrs. Beck, Benton, Karamanos, Rodriguez, and Sickles (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2025 (File No. 001-34108))

*10.31	Executive Retention Agreement entered into between Digimarc Corporation and Mr. McCormack (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2025 (File No. 001-34108))

10.32	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2025 (File No. 001-34108))+

19.1	Insider Trading Policy

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

97	Digimarc Corporation Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

DIGIMARC CORPORATION

Date: March 26, 2025	By:	/S/ CHARLES BECK
Charles Beck Title: Chief Financial Officer