Form 10-Q
period 2025-03-31
Digimarc CORP
filed 2025-05-06
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 21,552,001 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,902	$12,365
Marketable securities	12,665	16,365
Trade accounts receivable, net	6,471	6,412
Other current assets	2,883	4,189
Total current assets	30,921	39,331
Property and equipment, net	909	1,040
Intangibles, net	21,162	22,191
Goodwill	8,754	8,532
Lease right of use assets	3,561	3,659
Other assets	1,213	1,013
Total assets	$66,520	$75,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$6,731	$5,118
Deferred revenue	4,711	4,020
Total current liabilities	11,442	9,138
Long-term lease liabilities	5,003	5,213
Other long-term liabilities	58	56
Total liabilities	16,503	14,407
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2025 and December 31, 2024)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,548 and 21,495 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	22	21
Additional paid-in capital	414,768	415,049
Accumulated deficit	(362,508)	(350,778)
Accumulated other comprehensive loss	(2,315)	(2,983)
Total shareholders’ equity	50,017	61,359
Total liabilities and shareholders’ equity	$66,520	$75,766

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	$5,314	$5,762
Service	4,054	4,176
Total revenue	9,368	9,938
Cost of revenue:
Subscription (1)	744	747
Service (1)	1,407	1,839
Amortization expense on acquired intangible assets	1,132	1,140
Total cost of revenue	3,283	3,726
Gross profit	6,085	6,212
Operating expenses:
Sales and marketing	5,078	5,536
Research, development and engineering	7,634	6,741
General and administrative	5,181	4,520
Amortization expense on acquired intangible assets	271	272
Total operating expenses	18,164	17,069
Operating loss	(12,079)	(10,857)
Other income, net	369	528
Loss before income taxes	(11,710)	(10,329)
Provision for income taxes	(20)	(9)
Net loss	$(11,730)	$(10,338)

Loss per share:
Loss per share — basic	$(0.55)	$(0.50)
Loss per share — diluted	$(0.55)	$(0.50)
Weighted average shares outstanding — basic	21,521	20,730
Weighted average shares outstanding — diluted	21,521	20,730

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(11)	$(31)
Foreign currency translation adjustment, net of tax of $0	679	(372)
Other comprehensive income (loss)	$668	$(403)
Net loss	(11,730)	(10,338)
Comprehensive loss	$(11,062)	$(10,741)

(1) Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three Months Ended March 31, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359
Vesting of restricted stock units	—	—	49	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—
Purchase of common stock	—	—	(45)	1	(1,546)	—	—	(1,545)
Stock-based compensation	—	—	—	—	1,265	—	—	1,265
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(11)	(11)
Foreign currency translation adjustments	—	—	—	—	—	—	679	679
Net loss	—	—	—	—	—	(11,730)	—	(11,730)
Balance at March 31, 2025	10	$50	21,548	$22	$414,768	$(362,508)	$(2,315)	$50,017

Three Months Ended March 31, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	6	—	—	—	—	—
Vesting of restricted stock units	—	—	44	—	—	—	—	—
Vesting of performance restricted stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—	—
Purchase of common stock	—	—	(45)	—	(1,781)	—	—	(1,781)
Stock-based compensation	—	—	—	—	2,848	—	—	2,848
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(31)	(31)
Foreign currency translation adjustments	—	—	—	—	—	—	(372)	(372)
Net loss	—	—	—	—	—	(10,338)	—	(10,338)
Balance at March 31, 2024	10	$50	21,372	$21	$409,473	$(322,106)	$(2,967)	$84,471

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,730)	$(10,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	146	193
Amortization of acquired intangible assets	1,403	1,412
Amortization and write-off of other intangible assets	193	271
Amortization of lease right of use assets under operating leases	98	87
Stock-based compensation	1,260	2,831
Increase (decrease) in allowance for doubtful accounts	—	(17)
Changes in operating assets and liabilities:
Trade accounts receivable	(149)	600
Other current assets	1,331	273
Other assets	(105)	(323)
Accounts payable and other accrued liabilities	1,549	(2,624)
Deferred revenue	689	(600)
Lease liability and other long-term liabilities	(171)	(187)
Net cash provided by (used in) operating activities	(5,486)	(8,422)
Cash flows from investing activities:
Purchase of property and equipment	(55)	(106)
Capitalized patent costs	(88)	(106)
Proceeds from maturities of marketable securities	6,564	3,501
Purchases of marketable securities	(2,864)	(10,320)
Net cash provided by (used in) investing activities	3,557	(7,031)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	32,218
Purchase of common stock	(1,545)	(1,781)
Repayment of loans	(15)	(15)
Net cash provided by (used in) financing activities	(1,560)	30,422
Effect of exchange rate on cash	26	(11)
Net increase (decrease) in cash and cash equivalents	(3,463)	14,958
Cash and cash equivalents at beginning of period	12,365	21,456
Cash and cash equivalents at end of period	$8,902	$36,414
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(3)	$(18)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$28	$28
Stock-based compensation capitalized to software and patent costs	$5	$17

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

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage, including gift card and price look-up fraud prevention), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Annual Report”).

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2024 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”. The ASU requires greater disaggregation of income tax disclosures primarily on the income tax rate reconciliation and income taxes paid. This ASU will be effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures, but it is not expected to have a material impact.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. The ASU requires disaggregated disclosure of income statement expenses, primarily the disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU will be effective for the Company starting in the fiscal year ending December 31, 2027 for annual periods and in the first quarter of the fiscal year ending December 31, 2028 for interim periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures, but it is not expected to have a material impact.

2. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate their carrying values due to the short-term nature of these instruments. The Company’s marketable securities are classified as available-for-sale and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in “accumulated other comprehensive loss” in the Consolidated Balance Sheets until realized. Realized gains and losses are included in “other income, net” in the Consolidated Statements of Operations and Comprehensive Loss and are derived using the specific identification method for determining the cost of marketable securities sold.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$1,848	$—	$—	$1,848
Commercial paper	—	10,340	—	10,340
U.S. treasuries	—	5,955	—	5,955
Federal agency notes	—	1,840	—	1,840
Total	$1,848	$18,135	$—	$19,983

December 31, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$112	$—	$—	$112
Commercial paper	—	10,633	—	10,633
U.S. treasuries	—	9,192	—	9,192
Federal agency notes	—	5,317	—	5,317
Total	$112	$25,142	$—	$25,254

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2025, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$19,983	$19,983	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper and money market securities totaling $7,318 and $8,889 at  March 31, 2025 and December 31, 2024, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

All revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended March 31,
	2025	2024
Commercial:
Subscription	$5,014	$5,462
Service	796	257
Total Commercial	$5,810	$5,719
Government:
Subscription	$300	$300
Service	3,258	3,919
Total Government	3,558	4,219
Total	$9,368	$9,938

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

The following table provides information about contract assets:

	March 31,	December 31,
	2025	2024
Contract acquisition costs, current	$60	$38
Contract acquisition costs, long-term	68	—
Total	$128	$38

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	March 31,	December 31,
	2025	2024
Deferred revenue, current	$4,711	$4,020
Deferred revenue, long-term	—	2
Total	$4,711	$4,022

The Company recognized $2,156 of revenue during the three months ended March 31, 2025, that was included in the contract liability balance as of December 31, 2024.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $26,910 and $25,215 as of March 31, 2025, and December 31, 2024, respectively. As of March 31, 2025, the Company expects $21,787 of the $26,910 to be recognized as revenue during the next twelve months.

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

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	$5,314	$5,762
Service	4,054	4,176
Total revenue	9,368	9,938
Cost of revenue:
Subscription (1)	744	747
Service (1)	1,407	1,839
Amortization expense on acquired intangible assets	1,132	1,140
Total cost of revenue	3,283	3,726
Operating expenses
Cash compensation	12,041	9,893
Stock-based compensation	1,123	2,578
Professional services	2,853	1,929
Software and hardware	853	962
Depreciation and amortization	476	600
Other segment items (2)	818	1,107
Total operating expenses	18,164	17,069
Operating loss	(12,079)	(10,857)
Other income, net	369	528
Provision for income taxes	(20)	(9)
Net loss	$(11,730)	$(10,338)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended March 31,
	2025	2024
Domestic	$2,146	$2,874
International (1)	7,222	7,064
Total	$9,368	$9,938

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended March 31,
	2025	2024
Customer A	38%	42%
Customer B	19%	14%
Customer C	*	18%

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	March 31,	December 31,
	2025	2024
United States	$899	$1,026
Europe	10	14
Total	$909	$1,040

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

The fair value of PRSU awards that vest upon meeting a service condition and a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

Monte Carlo valuation inputs:

	Three Months Ended March 31,
	2025	2024
Stock price	$—	$39.49
Expected volatility	—%	66.3%
Risk-free interest rate	—%	4.3%

Stock-Based Compensation

	Three Months Ended March 31,
	2025	2024
Stock-based compensation:
Cost of revenue	$137	$253
Sales and marketing	355	712
Research, development and engineering	407	618
General and administrative	361	1,248
Stock-based compensation expense	1,260	2,831
Capitalized to software and patent costs	5	17
Total stock-based compensation	$1,265	$2,848

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	March 31,	December 31,
	2025	2024
Total unrecognized compensation costs	$9,937	$16,226

Total unrecognized compensation costs will be adjusted based on updates to the estimated future achievement of performance conditions on PRSU awards as well as for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2025, for all non-vested stock-based awards over weighted average periods through  March 31, 2029, as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	0.88	1.24	1.42

As of March 31, 2025, under the Company’s stock incentive plan, an additional 1,429 shares remained available for future grants. On April 2, 2025, the Company issued 472 shares of stock awards under the stock incentive plan.

The Company issues new shares upon the grants of RSAs and vesting of RSU and PRSU awards.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2024	59	$29.89
Granted	—	$—
Vested	(9)	$42.42
Forfeited	—	$—
Unvested balance, March 31, 2025	50	$27.85

The fair value of RSAs vested is as follows:

	Three Months Ended March 31,
	2025	2024
Fair value of RSAs vested	$301	$551

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2024	406	$28.27
Granted	11	$35.29
Vested	(49)	$27.49
Forfeited	(117)	$26.28
Unvested balance, March 31, 2025	251	$25.76

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The fair value of RSU awards vested is as follows:

	Three Months Ended March 31,
	2025	2024
Fair value of RSU awards vested	$1,726	$1,729

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2024	215	$32.08
Change in units based on performance expectations	(5)	$42.43
Granted	—	$—
Vested	(49)	$42.43
Forfeited	—	$—
Unvested balance, March 31, 2025	161	$28.60

The fair value of PRSU awards vested is as follows:

	Three Months Ended March 31,
	2025	2024
Fair value of PRSU awards vested	$1,707	$2,370

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

Basic earnings per share excludes dilution and is calculated by dividing earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing earnings by the weighted-average number of common shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs. The dilutive effect of unvested RSUs and PRSUs is determined using the treasury stock method. RSAs are included in shares outstanding on the date of grant.

The following table reconciles earnings (loss) per share:

	Three Months Ended March 31,
	2025	2024
Basic Earnings (Loss) per Share:
Net loss — basic	$(11,730)	$(10,338)
Weighted average shares outstanding — basic	21,521	20,730
Basic loss per share	$(0.55)	$(0.50)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(11,730)	$(10,338)
Weighted average shares outstanding — diluted	21,521	20,730
Diluted loss per share	$(0.55)	$(0.50)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended March 31,
	2025	2024
Anti-dilutive shares due to net loss	119	206

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	March 31,	December 31,
	2025	2024
Trade accounts receivable, current	$6,622	$6,563
Trade accounts receivable, long-term	170	80
Allowance for doubtful accounts	(151)	(151)
Trade accounts receivable, net	$6,641	$6,492
Unpaid deferred revenue included in trade accounts receivable	$1,751	$2,590

Allowance for Doubtful Accounts

The Company’s accounts receivables are subject to concentrations of credit risk. The Company maintains an allowance for its doubtful accounts receivable to reflect any estimated credit losses. The allowance is established in accordance with the current expected credit loss model, which requires the estimation of expected credit losses over the contractual life of financial assets. The allowance is calculated using a forward-looking probability-weighted approach based on historical loss experience, current economic conditions, and reasonable and supportable forecasts. The Company records the allowance in “general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss, up to the amount of revenue recognized to date for each account. Any incremental allowance is recorded as an offset to “deferred revenue” in the Consolidated Balance Sheets. Account receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

Unpaid Deferred Revenue

The unpaid deferred revenue that is included in trade accounts receivable is billed in accordance with the provisions of the contracts with the Company’s customers.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2025	2024
Company A	32%	47%
Company B	11%	12%

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

	March 31,	December 31,
	2025	2024
Office furniture and fixtures	$63	$63
Software	5,476	5,476
Equipment	2,584	2,566
Leasehold improvements	203	203
Gross property and equipment	8,326	8,308
Less accumulated depreciation	(7,417)	(7,268)
Property and equipment, net	$909	$1,040

10. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the three months ended March 31, 2025 and 2024.

Balance at December 31, 2024	$8,532
Currency translation adjustments	222
Balance at March 31, 2025	$8,754

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2025 and 2024.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2025	2024
Capitalized patent costs	~17	$9,160	$9,174

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	23,180	22,504
Customer relationships	10	11,077	10,754
Gross intangible assets		43,667	42,682
Accumulated amortization		(22,505)	(20,491)
Intangibles, net		$21,162	$22,191

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense on intangible assets was as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$1,537	$1,550

For intangible assets recorded at March 31, 2025, the estimated future aggregate amortization expense for the years ending December 31, 2025 through December 31, 2029 is as follows:

Amortization
As of March 31, 2025	Expense
Remaining in 2025	$4,695
2026	6,235
2027	1,567
2028	1,556
2029	1,527

12. Leases

The Company accounts for leases in accordance with ASC 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of March 31, 2025, totaling $7,476 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	March 31,	December 31,
	2025	2024
Lease right of use assets	$3,561	$3,659
Lease liabilities, current	$809	$781
Lease liabilities, long-term	$5,003	$5,213

Weighted-average remaining life (in years)	5.5	5.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the three months ended March 31, 2025 and 2024.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$369	$429
Cash paid for operating leases	$452	$268

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of March 31, 2025:

Cash
Payment
As of March 31, 2025	Obligations
Remaining in 2025	$995
2026	1,356
2027	1,397
2028	1,296
2029	1,389
Thereafter	1,066
Total lease payments	7,499
Imputed interest	(1,687)
Total minimum lease payments	$5,812

13. Reorganization

On February 26, 2025, the Company announced a reduction of its global workforce to streamline the Company’s team structure to better align with its long-term growth initiatives and profitability objectives. All associated costs with the reorganization are recorded as Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Corresponding liabilities are recorded as Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the three months ended March 31, 2025, the Company incurred cash severance costs totaling $3,229, reported as Cash compensation in Note 4 Segment Information, including $1,638 related to Research, development and engineering, $937 related to Sales and marketing, $654 related to General and administration.

The following table provides the details of costs and liabilities associated with the reorganization announced on February 26, 2025:

Balance at December 31, 2024	$—
Costs incurred	3,229
Cash paid	(2,132)
Balance at March 31, 2025	$1,097

14. Other Income

The following table provides activity in other income, net:

	Three Months Ended March 31,
	2025	2024
Interest income	$254	$374
Refundable tax credit	87	125
Foreign currency gains (losses)	28	29
Total other income, net	$369	$528

15. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three months ended March 31, 2025 and 2024 was 0%.

The valuation allowance against net deferred tax assets as of March 31, 2025, was $107,722, an increase of $3,361 from $104,361 as of December 31, 2024. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

An excess tax deficiency of $131 and an excess tax benefit of $1,730 were recognized in the provision for income taxes for the three months ended March 31, 2025 and 2024, respectively, which were offset by $131 and $1,730 of valuation allowance, respectively.

16. Commitments and Contingencies

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our 2024 Annual Report, and other reports and filings we have made with the SEC.

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

•

Digimarc Retail Experience delivers smarter, connected packaging that supports next-generation retail checkout systems, including checkout efficiency (faster scanning) and checkout effectiveness (reduced shrinkage, including gift card and price look-up fraud prevention), optimized operational processes, advanced consumer engagement experiences, compliance with upcoming industry standards, and the collection of powerful first-party data and consumer insights.

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 800 U.S. and foreign patents granted and applications pending as of March 31, 2025. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2024 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three month period ended March 31, 2025, and all changes discussed with respect to such period reflect changes compared to the three month period ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Percentages are percent of total revenue
Revenue:
Subscription	57%	58%
Service	43%	42%
Total revenue	100%	100%
Cost of revenue:
Subscription (1)	8%	8%
Service (1)	15%	19%
Amortization expense on acquired intangible assets	12%	11%
Total cost of revenue	35%	37%
Gross profit	65%	63%
Operating expenses:
Sales and marketing	54%	56%
Research, development and engineering	81%	68%
General and administrative	55%	45%
Amortization expense on acquired intangible assets	3%	3%
Total operating expenses	194%	172%
Operating loss	(129)%	(109)%
Other income, net	4%	5%
Loss before income taxes	(125)%	(104)%
Provision for income taxes	(—)%	(—)%
Net loss	(125)%	(104)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets.

Summary

Total revenue for the three month period ended March 31, 2025, decreased $0.6 million, to $9.4 million, compared to $9.9 million for the corresponding three month period ended March 31, 2024. Subscription revenue decreased $0.4 million, reflecting $1.1 million from the expiration of a commercial contract in June 2024, partially offset by higher commercial subscription revenue from new and existing commercial contracts. Service revenue decreased $0.1 million, reflecting lower government service revenue from the Central Banks, partially offset by higher commercial service revenue related to HolyGrail 2.0 recycling projects.

We expect that our subscription revenue in fiscal 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in fiscal 2024. This contract ended in April 2025 and will contribute $1.1 million of subscription revenue in fiscal 2025. Our subscription revenue in fiscal 2025 may also be impacted negatively, as was the case in the first quarter, by the expiration of a commercial contract in June 2024. This contract contributed $2.1 million of subscription revenue in fiscal 2024. We expect government service revenue in fiscal 2025 to be $1.7 million to $2.0 million lower than fiscal 2024 due to a smaller approved budget for program work in 2025.

Total operating expenses for the three month period ended March 31, 2025, increased $1.1 million, to $18.2 million, compared to $17.1 million for the corresponding three month period ended March 31, 2024. The increase in operating expenses primarily reflects $3.2 million of higher cash severance costs incurred as a result of the reorganization we announced on February 26, 2025, and $0.9 million of higher professional services costs, partially offset by $1.5 million lower stock compensation costs and $1.4 million of lower cash compensation costs due to lower headcount.

We expect our expenses in fiscal 2025 to be significantly lower than fiscal 2024 due to the reorganization, which is expected to reduce our cash expenses by approximately $16.5 million on an annualized basis. We have also identified approximately $5.5 million of other annualized cash cost savings.

Revenue

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$5,314	$5,762	$(448)	(8)%
Service	4,054	4,176	(122)	(3)%
Total	$9,368	$9,938	$(570)	(6)%
Revenue (as % of total revenue):
Subscription	57%	58%
Service	43%	42%
Total	100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.4 million decrease in subscription revenue for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $1.1 million from the expiration of a commercial contract in June 2024, partially offset by higher subscription revenue from new and existing commercial contracts.

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

The $0.1 million decrease in service revenue for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $0.7 million of lower government service revenue due to a smaller approved budget for program work in 2025 and the timing of program work, partially offset by $0.4 million of higher commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by geography

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,146	$2,874	$(728)	(25)%
International	7,222	7,064	158	2%
Total	$9,368	$9,938	$(570)	(6)%
Revenue (as % of total revenue):
Domestic	23%	29%
International	77%	71%
Total	100%	100%

Domestic

The $0.7 million decrease in domestic revenue for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $0.7 million of lower subscription revenue, which in turn primarily reflects $1.1 million from the expiration of a commercial contract in June 2024 with a domestic customer, partially offset by higher subscription revenue from new and existing commercial contracts with other domestic customers.

International

The $0.2 million increase in international revenue for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $0.4 million of higher commercial service revenue from HolyGrail 2.0 recycling projects and $0.3 million of higher commercial subscription revenue from international customers, partially offset by $0.7 million of lower government service revenue due to a smaller approved budget for program work in 2025 and the timing of program work.

Revenue by market

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$5,014	$5,462	$(448)	(8)%
Service	796	257	539	210%
Total Commercial	$5,810	$5,719	$91	2%

Government:
Subscription	$300	$300	$—	—%
Service	3,258	3,919	(661)	(17)%
Total Government	$3,558	$4,219	$(661)	(16)%
Total	$9,368	$9,938	$(570)	(6)%

Revenue (as % of total revenue):
Commercial	62%	58%
Government	38%	42%
Total	100%	100%

Commercial

The $0.1 million increase in commercial revenue for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $0.4 million of higher commercial service revenue from HolyGrail 2.0 recycling projects, partially offset by $0.4 million of lower commercial subscription revenue, primarily reflecting $1.1 million from the expiration of a commercial contract in June 2024, partially offset by higher subscription revenue from new and existing commercial contracts.

Government

The $0.7 million decrease in government revenue for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $0.7 million of lower government service revenue due to a smaller approved budget for program work in 2025 and the timing of program work.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
ARR	$19,973	$23,905	$(3,932)	(16)%

ARR decreased $3.9 million from March 31, 2024 to March 31, 2025, reflecting a $5.8 million decrease due to the expiration of a commercial contract in June 2024, partially offset by an increase in ARR from new and existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$4,570	$5,015	$(445)	(9)%
Service (1)	2,647	2,337	310	13%
Amortization expense on acquired intangible assets	(1,132)	(1,140)	8	1%
Total	$6,085	$6,212	$(127)	(2)%
Gross Profit Margin:
Subscription (1)	86%	87%
Service (1)	65%	56%
Total	65%	63%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes Amortization expense on acquired intangible assets.

The $0.1 million decrease in total gross profit for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects $0.6 million of lower revenue, partially offset by $0.4 million of lower cost of service revenue.

The decrease in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects lower subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects a more favorable mix of service revenue in 2025 than 2024.

Operating expenses

Sales and marketing

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$5,078	$5,536	$(458)	(8)%
Sales and marketing (as % of total revenue)	54%	56%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $0.5 million decrease in sales and marketing expenses for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects:

•	lower cash compensation costs of $0.9 million due to lower headcount; and

•	lower stock compensation costs of $0.4 million; partially offset by

•	higher cash severance costs of $0.9 million incurred as a result of the reorganization we announced on February 26, 2025.

Research, development and engineering

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$7,634	$6,741	$893	13%
Research, development and engineering (as % of total revenue)	81%	68%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $0.9 million increase in research, development and engineering expenses for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects:

•	higher cash severance costs of $1.6 million incurred as a result of the reorganization we announced on February 26, 2025; partially offset by

•	lower cash compensation costs of $0.6 million due to lower headcount; and

•	lower stock compensation costs of $0.3 million.

General and administrative

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$5,181	$4,520	$661	15%
General and administrative (as % of total revenue)	55%	45%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes and are allocated to this area as sales and marketing and research, development and engineering, based on relative headcount.

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

The  $0.7 million  increase in general and administrative expenses for the three month period ended March 31, 2025 , compared to the corresponding three month period ended March 31, 2024, primarily reflects:

•	higher professional services costs of $1.1 million; and

•	higher cash severance costs of $0.7 million incurred as a result of the reorganization we announced on February 26, 2025; partially offset by

•	lower stock compensation costs of $0.9 million.

Amortization expense on acquired intangible assets

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$271	$272	$(1)	(—)%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The insignificant change in amortization expense on acquired intangible assets reflects the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$137	$253	$(116)	(46)%
Sales and marketing	355	712	(357)	(50)%
Research, development and engineering	407	618	(211)	(34)%
General and administrative	361	1,248	(887)	(71)%
Total stock-based compensation	$1,260	$2,831	$(1,571)	(55)%

The $1.6 million decrease in stock-based compensation expense for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects a lower estimate of the future achievement of performance conditions on PRSU awards as well as the timing of new stock grants.

We anticipate incurring an additional $9.9 million in stock-based compensation expense through March 31, 2029, for stock awards outstanding as of March 31, 2025. On April 2, 2025, the Company issued 472 thousand shares of stock awards under the Company’s stock incentive plan.

Other income, net

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$369	$528	$(159)	(30)%
Other income, net (as % of total revenue)	4%	5%

The $0.2 million decrease in other income, net for the three month period ended March 31, 2025, compared to the corresponding three month period ended March 31, 2024, primarily reflects lower interest income due to lower interest rates.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three month periods ended March 31, 2025 and 2024 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2025, was $107.7 million, an increase of $3.4 million from $104.4 million as of December 31, 2024.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2025, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
GAAP gross profit	$6,085	$6,212
Amortization of acquired intangible assets	1,132	1,140
Amortization and write-off of other intangible assets	134	138
Stock-based compensation	137	253
Non-GAAP gross profit	$7,488	$7,743
Non-GAAP gross profit margin	80%	78%

GAAP operating expenses	$18,164	$17,069
Depreciation and write-off of property and equipment	(146)	(193)
Amortization of acquired intangible assets	(271)	(272)
Amortization and write-off of other intangible assets	(59)	(133)
Amortization of lease right of use assets under operating leases	(98)	(87)
Stock-based compensation	(1,123)	(2,578)
Non-GAAP operating expenses	$16,467	$13,806

GAAP net loss	$(11,730)	$(10,338)
Total adjustments to gross profit	1,403	1,531
Total adjustments to operating expenses	1,697	3,263
Non-GAAP net loss	$(8,630)	$(5,544)

GAAP loss per share (diluted)	$(0.55)	$(0.50)
Non-GAAP net loss	$(8,630)	$(5,544)
Non-GAAP loss per share (diluted)	$(0.40)	$(0.27)

Non-GAAP gross profit for the three months ended March 31, 2025, decreased by $0.3 million compared to the three months ended March 31, 2024. The decrease primarily reflects lower revenue, partially offset by lower cost of service revenue.

Non-GAAP gross profit margin for the three months ended March 31, 2025, increased to 80% compared to 78% for the three months ended March 31, 2024. The increase primarily reflects a more favorable mix of service revenue in 2025.

Non-GAAP operating expenses for the three months ended March 31, 2025, increased by $2.7 million compared to the three months ended March 31, 2024. The increase primarily reflects $3.2 million of higher cash severance costs incurred as a result of the reorganization we announced on February 26, 2025, and $0.9 million of higher professional services costs, partially offset by $1.4 million of lower cash compensation costs due to lower headcount.

Liquidity and Capital Resources

	March 31,	December 31,
	2025	2024
Working capital	$19,479	$30,193
Current ratio (1)	2.7:1	4.3:1
Cash, cash equivalents and short-term marketable securities	$21,567	$28,730
Long-term marketable securities	—	—
Total cash, cash equivalents and marketable securities	$21,567	$28,730

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $7.2 million decrease in cash, cash equivalents and marketable securities at March 31, 2025, from December 31, 2024, resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include U.S. treasuries, commercial paper, and federal agency notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1.0 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S.-backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15.0 million, whichever is lesser, to be invested in any one industry category (e.g., financial, energy, etc.) at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal.

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three months ended March 31, 2025 and 2024.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Three Months Ended March 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(11,730)	$(10,338)	$1,392	13%
Non-cash items	3,100	4,777	1,677	35%
Changes in operating assets and liabilities	3,144	(2,861)	(6,005)	(210)%
Net cash used in operating activities	$(5,486)	$(8,422)	$(2,936)	(35)%

Cash flows used in operating activities for the three month period ended March 31, 2025, decreased by $2.9 million, compared to the corresponding three month period ended March 31, 2024, primarily reflecting $6.0 million from the favorable timing of changes in operating assets and liabilities, partially offset by $1.7 million of lower non-cash items included in net loss, and $1.4 million higher net loss. The favorable timing of changes in operating assets and liabilities largely reflects the timing of customer receipts and vendor payments, lower incentive compensation paid in 2025 for fiscal 2024 than paid in 2024 for fiscal 2023, and the timing and amount of refundable tax credits. We incurred cash severance costs of $3.2 million as a result of the reorganization we announced on February 26, 2025, of which $2.1 million was paid during the three months ended March 31, 2025. The remaining $1.1 million of severance costs are expected to be paid during the three months ending June 30, 2025. The change in non-cash items primarily reflects lower stock-based compensation.

     Cash flows from investing activities

Cash flows from investing activities for the three month period ended March 31, 2025, increased by $10.6 million, compared to the corresponding three month period ended March 31, 2024, primarily reflecting lower purchases of marketable securities and higher proceeds from maturities of marketable securities.

     Cash flows from financing activities

Cash flows from financing activities for the three month period ended March 31, 2025, decreased by $32.0 million, compared to the corresponding three month period ended March 31, 2024, primarily reflecting the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

We expect that our subscription revenue in fiscal 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in fiscal 2024. This contract ended in April 2025 and will contribute $1.1 million of subscription revenue in fiscal 2025. Our subscription revenue in fiscal 2025 may also be impacted negatively, as was the case in the first quarter, by the expiration of a commercial contract in June 2024. This contract contributed $2.1 million of subscription revenue in fiscal 2024. We expect government service revenue in fiscal 2025 to be $1.7 million to $2.0 million lower than fiscal 2024 due to a smaller approved budget for program work in 2025.

We expect our expenses in fiscal 2025 to be significantly lower than fiscal 2024 due to the reorganization, which is expected to reduce our cash expenses by approximately $16.5 million on an annualized basis. We have also identified approximately $5.5 million of other annualized cash cost savings.

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

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of March 31, 2025, $67.5 million remained available under the new shelf registration statement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2024 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	the concentration of most of our revenue among few customers and trends and sources of future revenue;;

•	anticipated successful advocacy of our technology by our partners;

•	anticipated revenue to be generated from current contracts, renewals and expirations or terminations of contracts, and new programs;

•	our belief regarding the global deployment of our products;

•	our beliefs regarding potential outcomes of participating in the HolyGrail 2.0 initiative and the utility of our products in the recycling industry;

•

our future level of investment in our business, including investment in research, development and engineering of products and technology, development of our intellectual property, sales growth initiatives and development of new market opportunities;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities in the foreseeable future;

•	our expectations regarding expense reductions resulting from our recent reorganization;

•	our assumptions and expectations related to stock awards;

•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;

•	anticipated effects of our adoption of accounting pronouncements;

•	our beliefs regarding our critical accounting policies;

•	our expectations regarding the impact of accounting pronouncements issued but not yet adopted;

•	our estimates, judgments and assumptions related to impairment testing;

•	variability of contracted arrangements in response to changes in circumstances underlying the original contractual arrangements;

•	business opportunities that could require that we seek additional financing and our ability to do so;

•	the size and growth of our markets and our assumptions and beliefs related to those markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;

•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;

•	the effect of computerized trading on our stock price;

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

We believe that the risk factors specified above and the risk factors contained in 2024 Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

On March 10, 2025, a putative class action complaint was filed against Digimarc, Riley McCormack and Charles Beck in the Southern District of New York (case 1:25-cv-01963) alleging certain violations of federal securities laws and seeking unspecified damages. The complaint was withdrawn by the plaintiff the following day on March 11, 2025 and the action was voluntarily dismissed without prejudice to Digimarc, Mr. McCormack or Mr. Beck.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2024 Annual Report. The risks and uncertainties described in our 2024 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of March 31, 2025, except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Annual Report.

Actions of activist shareholders and securities litigation could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.

While we value open dialogue and input from our shareholders, activist shareholders could take actions that could be costly and time-consuming for us, disrupt our operations, and divert the attention of our board of directors, management, and employees. These actions could include public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain, additional services of various professionals to advise us in these matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees or other partners, and cause our stock price to experience periods of volatility or otherwise be adversely affected. Volatility in our stock price may in the future cause us to become the target of securities litigation, which could result in substantial costs and divert management’s attention and the attention and resources of our board of directors from our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three month period ended March 31, 2025:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2025 to January 31, 2025	—	$—	—	$—
Month 2
February 1, 2025 to February 28, 2025	43,863	$35.11	—	$—
Month 3
March 1, 2025 to March 31, 2025	375	$15.29	—	$—
Total	44,238	$34.94	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

Item 5.               Other Information

None of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended  March 31, 2025.

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

Date: May 6, 2025	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)