Form 10-Q
period 2025-06-30
Digimarc CORP
filed 2025-08-14
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 21,681,378 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,109	$12,365
Marketable securities	5,979	16,365
Trade accounts receivable, net	6,358	6,412
Other current assets	2,664	4,189
Total current assets	25,110	39,331
Property and equipment, net	1,042	1,040
Intangibles, net	20,595	22,191
Goodwill	9,207	8,532
Lease right of use assets	3,458	3,659
Other assets	1,334	1,013
Total assets	$60,746	$75,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,474	$5,118
Deferred revenue	3,951	4,020
Total current liabilities	9,425	9,138
Long-term lease liabilities	4,779	5,213
Other long-term liabilities	59	56
Total liabilities	14,263	14,407
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at June 30, 2025 and December 31, 2024)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,657 and 21,495 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	22	21
Additional paid-in capital	418,085	415,049
Accumulated deficit	(370,728)	(350,778)
Accumulated other comprehensive loss	(946)	(2,983)
Total shareholders’ equity	46,483	61,359
Total liabilities and shareholders’ equity	$60,746	$75,766

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	$4,624	$6,380	$9,938	$12,142
Service	3,386	3,999	7,440	8,175
Total revenue	8,010	10,379	17,378	20,317
Cost of revenue:
Subscription (1)	715	723	1,459	1,470
Service (1)	1,383	1,661	2,790	3,500
Amortization expense on acquired intangible assets	1,205	1,132	2,337	2,272
Total cost of revenue	3,303	3,516	6,586	7,242
Gross profit	4,707	6,863	10,792	13,075
Operating expenses:
Sales and marketing	3,231	5,616	8,309	11,152
Research, development and engineering	4,536	6,644	12,170	13,385
General and administrative	5,078	4,314	10,259	8,834
Amortization expense on acquired intangible assets	288	271	559	543
Total operating expenses	13,133	16,845	31,297	33,914
Operating loss	(8,426)	(9,982)	(20,505)	(20,839)
Other income, net	210	723	579	1,251
Loss before income taxes	(8,216)	(9,259)	(19,926)	(19,588)
Provision for income taxes	(4)	(11)	(24)	(20)
Net loss	$(8,220)	$(9,270)	$(19,950)	$(19,608)

Loss per share:
Loss per share — basic	$(0.38)	$(0.43)	$(0.93)	$(0.93)
Loss per share — diluted	$(0.38)	$(0.43)	$(0.93)	$(0.93)
Weighted average shares outstanding — basic	21,608	21,392	21,565	21,061
Weighted average shares outstanding — diluted	21,608	21,392	21,565	21,061

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$14	$14	$3	$(17)
Foreign currency translation adjustment, net of tax of $0	1,355	95	2,034	(277)
Other comprehensive income (loss)	$1,369	$109	$2,037	$(294)
Net loss	(8,220)	(9,270)	(19,950)	(19,608)
Comprehensive loss	$(6,851)	$(9,161)	$(17,913)	$(19,902)

(1) Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended June 30, 2025
Balance at March 31, 2025	10	$50	21,548	$22	$414,768	$(362,508)	$(2,315)	$50,017
Issuance of restricted common stock	—	—	47	—	—	—	—	—
Vesting of restricted stock units	—	—	98	—	—	—	—	—
Purchase of common stock	—	—	(36)	—	(503)	—	—	(503)
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	—	—	1,355	1,355
Net loss	—	—	—	—	—	(8,220)	—	(8,220)
Balance at June 30, 2025	10	$50	21,657	$22	$418,085	$(370,728)	$(946)	$46,483

Three Months Ended June 30, 2024
Balance at March 31, 2024	10	$50	21,372	$21	$409,473	$(322,106)	$(2,967)	$84,471
Issuance of restricted common stock	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	52	—	—	—	—	—
Purchase of common stock	—	—	(22)	—	(551)	—	—	(551)
Stock-based compensation	—	—	—	—	2,409	—	—	2,409
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	—	—	95	95
Net loss	—	—	—	—	—	(9,270)	—	(9,270)
Balance at June 30, 2024	10	$50	21,420	$21	$411,331	$(331,376)	$(2,858)	$77,168

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Six Months Ended June 30, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359
Issuance of restricted common stock	—	—	47	—	—	—	—	—
Vesting of restricted stock units	—	—	147	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—
Purchase of common stock	—	—	(81)	1	(2,049)	—	—	(2,048)
Stock-based compensation	—	—	—	—	5,085	—	—	5,085
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	—	—	2,034	2,034
Net loss	—	—	—	—	—	(19,950)	—	(19,950)
Balance at June 30, 2025	10	$50	21,657	$22	$418,085	$(370,728)	$(946)	$46,483

Six Months Ended June 30, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	24	—	—	—	—	—
Vesting of restricted stock units	—	—	96	—	—	—	—	—
Vesting of performance restricted stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(1)	—	—	—	—	—
Purchase of common stock	—	—	(67)	—	(2,332)	—	—	(2,332)
Stock-based compensation	—	—	—	—	5,257	—	—	5,257
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	—	—	—	—	—	—	(277)	(277)
Net loss	—	—	—	—	—	(19,608)	—	(19,608)
Balance at June 30, 2024	10	$50	21,420	$21	$411,331	$(331,376)	$(2,858)	$77,168

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,950)	$(19,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	284	391
Amortization of acquired intangible assets	2,896	2,815
Amortization and write-off of other intangible assets	639	438
Amortization of lease right of use assets under operating leases	201	173
Stock-based compensation	5,031	5,237
Increase (decrease) in allowance for doubtful accounts	311	(17)
Changes in operating assets and liabilities:
Trade accounts receivable	(442)	(2,236)
Other current assets	1,447	426
Other assets	(201)	(456)
Accounts payable and other accrued liabilities	79	(992)
Deferred revenue	(71)	(1,037)
Lease liability and other long-term liabilities	(398)	(386)
Net cash provided by (used in) operating activities	(10,174)	(15,252)
Cash flows from investing activities:
Purchase of property and equipment	(253)	(132)
Capitalized patent costs	(208)	(196)
Proceeds from maturities of marketable securities	13,741	9,623
Purchases of marketable securities	(3,355)	(14,753)
Net cash provided by (used in) investing activities	9,925	(5,458)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	32,218
Purchase of common stock	(2,048)	(2,332)
Repayment of loans	(18)	(18)
Net cash provided by (used in) financing activities	(2,066)	29,868
Effect of exchange rate on cash	59	(16)
Net increase (decrease) in cash and cash equivalents	(2,256)	9,142
Cash and cash equivalents at beginning of period	12,365	21,456
Cash and cash equivalents at end of period	$10,109	$30,598
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(28)	$(46)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$178	$60
Stock-based compensation capitalized to software and patent costs	$54	$20

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”. The ASU requires greater disaggregation of income tax disclosures primarily on the income tax rate reconciliation and income taxes paid. This ASU will be effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures, but it is not expected to have a material impact.

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

In accordance with Accounting Standards Codification (“ASC”) No. 820 “Fair Value Measurements and Disclosures”, the Company defines its’s fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, in the following:

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

June 30, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$2,217	$—	$—	$2,217
U.S. treasuries	—	5,968	—	5,968
Commercial paper	—	4,683	—	4,683
Federal agency notes	—	1,499	—	1,499
Total	$2,217	$12,150	$—	$14,367

December 31, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$112	$—	$—	$112
Commercial paper	—	10,633	—	10,633
U.S. treasuries	—	9,192	—	9,192
Federal agency notes	—	5,317	—	5,317
Total	$112	$25,142	$—	$25,254

The fair value maturities of the Company’s cash equivalents and marketable securities as of June 30, 2025, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$14,367	$14,367	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, U.S. treasuries, and money market securities totaling $8,388 and $8,889 at  June 30, 2025 and December 31, 2024, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

All revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial:
Subscription	$4,324	$6,080	$9,338	$11,542
Service	39	177	835	434
Total Commercial	$4,363	$6,257	$10,173	$11,976
Government:
Subscription	$300	$300	$600	$600
Service	3,347	3,822	6,605	7,741
Total Government	3,647	4,122	7,205	8,341
Total	$8,010	$10,379	$17,378	$20,317

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

The following table provides information about contract assets:

	June 30,	December 31,
	2025	2024
Contract acquisition costs, current	$104	$38
Contract acquisition costs, long-term	225	—
Total	$329	$38

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	June 30,	December 31,
	2025	2024
Deferred revenue, current	$3,951	$4,020
Deferred revenue, long-term	—	2
Total	$3,951	$4,022

The Company recognized $3,716 of revenue during the six months ended June 30, 2025, that was included in the contract liability balance as of December 31, 2024.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $25,125 and $25,215 as of June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025, the Company expects $21,303 of the $25,125 to be recognized as revenue during the next twelve months.

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

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription	$4,624	$6,380	$9,938	$12,142
Service	3,386	3,999	7,440	8,175
Total revenue	8,010	10,379	17,378	20,317
Cost of revenue:
Subscription (1)	715	723	1,459	1,470
Service (1)	1,383	1,661	2,790	3,500
Amortization expense on acquired intangible assets	1,205	1,132	2,337	2,272
Total cost of revenue	3,303	3,516	6,586	7,242
Operating expenses
Cash compensation	5,310	10,211	17,352	20,103
Stock-based compensation	3,573	2,249	4,695	4,828
Professional services and consultants	1,989	1,894	4,842	3,823
Software and hardware	685	926	1,538	1,888
Depreciation and amortization	568	500	1,043	1,100
Other segment items (2)	1,008	1,065	1,827	2,172
Total operating expenses	13,133	16,845	31,297	33,914
Operating loss	(8,426)	(9,982)	(20,505)	(20,839)
Other income, net	210	723	579	1,251
Provision for income taxes	(4)	(11)	(24)	(20)
Net loss	$(8,220)	$(9,270)	$(19,950)	$(19,608)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$2,327	$3,471	$4,473	$6,345
International (1)	5,683	6,908	12,905	13,972
Total	$8,010	$10,379	$17,378	$20,317

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	45%	39%	41%	41%
Customer B	11%	14%	15%	14%
Customer C	10%	18%	*	18%

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	June 30,	December 31,
	2025	2024
United States	$1,035	$1,026
Europe	7	14
Total	$1,042	$1,040

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

Monte Carlo valuation inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock price	$13.16	$25.39	$13.16	$36.64
Expected volatility	70.9%	66.3%	70.9%	66.3%
Risk-free interest rate	3.8%	4.3%	3.8%	4.3%

Stock-Based Compensation

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation:
Cost of revenue	$253	$156	$390	$409
Sales and marketing	795	798	1,150	1,510
Research, development and engineering	1,221	645	1,628	1,263
General and administrative	1,502	807	1,863	2,055
Stock-based compensation expense	3,771	2,406	5,031	5,237
Capitalized to software and patent costs	49	3	54	20
Total stock-based compensation	$3,820	$2,409	$5,085	$5,257

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	June 30,	December 31,
	2025	2024
Total unrecognized compensation costs	$18,892	$16,226

Total unrecognized compensation costs will be adjusted based on updates to the estimated future achievement of performance conditions on PRSU awards as well as for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of June 30, 2025, for all non-vested stock-based awards over weighted average periods through  June 30, 2029, as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	1.05	1.60	1.70

As of June 30, 2025, under the Company’s stock incentive plan, an additional 2,345 shares remained available for future grants. The Company issues new shares upon the grants of RSAs and vesting of RSU and PRSU awards.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2025:	Shares	Fair Value
Unvested balance at March 31, 2025	50	$27.85
Granted	47	$12.89
Vested	(23)	$28.91
Forfeited	—	$—
Unvested balance at June 30, 2025	74	$18.15

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2025:	Shares	Fair Value
Unvested balance at December 31, 2024	59	$29.98
Granted	47	$12.89
Vested	(32)	$32.62
Forfeited	—	$—
Unvested balance at June 30, 2025	74	$18.15

The fair value of RSAs vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of RSAs vested	$295	$1,211	$596	$1,761

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2025:	Shares	Fair Value
Unvested balance at March 31, 2025	251	$25.76
Granted	565	$13.38
Vested	(98)	$17.36
Forfeited	(39)	$27.64
Unvested balance at June 30, 2025	679	$16.25

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2025:	Shares	Fair Value
Unvested balance at December 31, 2024	406	$28.27
Granted	575	$13.79
Vested	(147)	$20.75
Forfeited	(155)	$28.02
Unvested balance at June 30, 2025	679	$16.25

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The fair value of RSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of RSU awards vested	$1,311	$1,318	$3,037	$3,047

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended June 30, 2025:	Shares	Fair Value
Unvested balance at March 31, 2025	161	$28.60
Change in units based on performance expectations	—	$—
Granted	417	$15.25
Vested	—	$—
Forfeited	(18)	$33.12
Unvested balance at June 30, 2025	560	$18.49

		Weighted
		Average
	Number of	Grant Date
Six Months Ended June 30, 2025:	Shares	Fair Value
Unvested balance at December 31, 2024	215	$32.08
Change in units based on performance expectations	(5)	$42.43
Granted	417	$15.25
Vested	(49)	$42.43
Forfeited	(18)	$33.12
Unvested balance at June 30, 2025	560	$18.49

The fair value of PRSU awards vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of PRSU awards vested	$—	$—	$1,707	$2,370

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

Employee Stock Purchase Plan

On February 25, 2025, the Company’s Board of Directors adopted the 2025 Employee Stock Purchase Plan (“ESPP”). The Company reserved a total of 250 thousand shares and as of  June 30, 2025, there were 250 thousand shares authorized and available for future issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their salary for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on June 16, 2025, with the first purchase period ending on December 15, 2025. The stock-based compensation expense and payroll withholding for the ESPP during the three and six months ended June 30, 2025 were not material.

Incentive Plan Amendment

On May 7, 2025, the Company’s shareholders approved an amendment to the Digimarc Corporation 2018 Stock Incentive Plan (as amended, the “2018 Plan”) to, among other things, increase the number of shares authorized for issuance by 950 thousand shares.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

7. Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with ASC No. 260, “Earnings Per Share,” using the treasury stock method.

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

The following table reconciles earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings (Loss) per Share:
Net loss — basic	$(8,220)	$(9,270)	$(19,950)	$(19,608)
Weighted average shares outstanding — basic	21,608	21,392	21,565	21,061
Basic loss per share	$(0.38)	$(0.43)	$(0.93)	$(0.93)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(8,220)	$(9,270)	$(19,950)	$(19,608)
Weighted average shares outstanding — diluted	21,608	21,392	21,565	21,061
Diluted loss per share	$(0.38)	$(0.43)	$(0.93)	$(0.93)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive shares due to net loss	2	—	61	206

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	June 30,	December 31,
	2025	2024
Trade accounts receivable, current	$6,995	$6,563
Trade accounts receivable, long-term	90	80
Allowance for doubtful accounts	(637)	(151)
Trade accounts receivable, net	$6,448	$6,492
Unpaid deferred revenue included in trade accounts receivable	$1,812	$2,590

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	June 30,	December 31,
	2025	2024
Company A	34%	47%
Company B	12%	12%

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

	June 30,	December 31,
	2025	2024
Office furniture and fixtures	$63	$63
Software	5,705	5,476
Equipment	2,604	2,566
Leasehold improvements	227	203
Gross property and equipment	8,599	8,308
Less accumulated depreciation	(7,557)	(7,268)
Property and equipment, net	$1,042	$1,040

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

In connection with the Company’s annual impairment test of goodwill as of June 30, 2025 and 2024, management concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit substantially exceeded the carrying value.

Balance at December 31, 2024	$8,532
Currency translation adjustments	675
Balance at June 30, 2025	$9,207

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2025 and 2024.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	June 30,	December 31,
	(years)	2025	2024
Capitalized patent costs	~17	$9,232	$9,174

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	24,554	22,504
Customer relationships	10	11,734	10,754
Gross intangible assets		45,770	42,682
Accumulated amortization		(25,175)	(20,491)
Intangibles, net		$20,595	$22,191

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense on intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$1,625	$1,539	$3,162	$3,089

For intangible assets recorded at June 30, 2025, the estimated future aggregate amortization expense for the years ending December 31, 2025 through December 31, 2029 is as follows:

Amortization
As of June 30, 2025	Expense
Remaining in 2025	$3,296
2026	6,577
2027	1,633
2028	1,625
2029	1,596

12. Leases

The Company accounts for leases in accordance with ASC No. 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of June 30, 2025, totaling $7,146 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	June 30,	December 31,
	2025	2024
Lease right of use assets	$3,458	$3,659
Lease liabilities, current	$838	$781
Lease liabilities, long-term	$4,779	$5,213

Weighted-average remaining life (in years)	5.2	5.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three and six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$373	$318	$742	$747
Cash paid for operating leases	$466	$496	$918	$764

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of June 30, 2025:

Cash
Payment
As of June 30, 2025	Obligations
Remaining in 2025	$663
2026	1,356
2027	1,397
2028	1,296
2029	1,389
Thereafter	1,066
Total lease payments	7,167
Imputed interest	(1,550)
Total minimum lease payments	$5,617

13. Accounts Payable and Accrued liabilities

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2025	2024
Accounts payable	$2,986	$2,378
Accrued liabilities	1,650	1,959
Short term lease obligation	838	781
Total accounts payable and other accrued liabilities	$5,474	$5,118

14. Reorganization

On February 26, 2025, the Company announced a reduction of its global workforce to streamline the Company’s team structure to better align with its long-term growth initiatives and profitability objectives. All associated costs with the reorganization are recorded as “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss. Corresponding liabilities are recorded as “accrued liabilities” in the Consolidated Balance Sheets. During the six months ended June 30, 2025, the Company incurred cash severance costs totaling $3,217, reported as “cash compensation” in Note 4 Segment Information, including $1,631 related to research, development and engineering, $958 related to sales and marketing, $628 related to general and administration.

The following table provides the details of costs and liabilities associated with the reorganization announced on February 26, 2025:

Balance at December 31, 2024	$—
Costs incurred	3,217
Cash paid	(3,008)
Balance at June 30, 2025	$209

15. Other Income

The following table provides activity in other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$178	$611	$432	$985
Refundable tax credit	—	125	87	250
Foreign currency gains (losses)	32	(13)	60	16
Total other income, net	$210	$723	$579	$1,251

16. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the six months ended June 30, 2025 and 2024 was 0%.

The valuation allowance against net deferred tax assets as of June 30, 2025, was $111,023, an increase of $6,662 from $104,361 as of December 31, 2024. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax deficiencies of $748 and $218 were recognized in the provision for income taxes for the three months ended June 30, 2025 and 2024, respectively, which were offset by $748 and $218 of valuation allowance, respectively.

An excess tax deficiency of $879 and an excess tax benefit of $1,512 were recognized in the provision for income taxes for the six months ended June 30, 2025 and 2024, respectively, which were offset by $879 and $1,512 of valuation allowance, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations, but does not expect the OBBBA to have a material impact on its effective tax rate in 2025.

17. Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC No. 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 734 U.S. and foreign patents granted and applications pending as of June 30, 2025. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2024 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and six months ended June 30, 2025, and all changes discussed with respect to such period reflect changes compared to the three and six months ended June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentages are percent of total revenue
Revenue:
Subscription	58%	61%	57%	60%
Service	42%	39%	43%	40%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription (1)	9%	7%	8%	7%
Service (1)	17%	16%	16%	17%
Amortization expense on acquired intangible assets	15%	11%	13%	11%
Total cost of revenue	41%	34%	38%	36%
Gross profit	59%	66%	62%	64%
Operating expenses:
Sales and marketing	40%	54%	48%	55%
Research, development and engineering	57%	64%	70%	66%
General and administrative	63%	42%	59%	43%
Amortization expense on acquired intangible assets	4%	3%	3%	3%
Total operating expenses	164%	162%	180%	167%
Operating loss	(105)%	(96)%	(118)%	(103)%
Other income, net	3%	7%	3%	6%
Loss before income taxes	(103)%	(89)%	(115)%	(96)%
Provision for income taxes	(—)%	(—)%	(—)%	(—)%
Net loss	(103)%	(89)%	(115)%	(97)%

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

Summary

Our commercial subscription revenue in fiscal 2025 will be negatively impacted by the termination of a commercial contract that ended in April 2025 with an international customer. The contract contributed $0.8 million and $1.6 million of subscription revenue during the three and six months ended June 30, 2024 compared to $0.2 million and $1.1 million of subscription revenue during the three and six months ended June 30, 2025. Our commercial subscription revenue in fiscal 2025 will also be negatively impacted by the expiration of a commercial contract that ended in June 2024 with a domestic customer. The contract contributed $1.1 million and $2.1 million of subscription revenue during the three and six months ended June 30, 2024. Our commercial subscription revenue in fiscal 2025 may also be negatively impacted by the renegotiation currently underway of a $3.1 million contract, which will most likely result in a reduction of up to $3.0 million in annual revenue. Our government service revenue in fiscal 2025 will be negatively impacted by a smaller approved budget by the Central Banks for program work in 2025. We expect government service revenue in fiscal 2025 to be $1.7 million to $1.9 million lower than in fiscal 2024.

Total revenue for the three months ended June 30, 2025, decreased $2.4 million, to $8.0 million, compared to $10.4 million for the corresponding three months ended June 30, 2024. Subscription revenue decreased $1.8 million, primarily reflecting the expiration of the two commercial contracts referenced above. Service revenue decreased $0.6 million, primarily reflecting lower government service revenue from the Central Banks.

Total revenue for the six months ended June 30, 2025, decreased $2.9 million, to $17.4 million, compared to $20.3 million for the corresponding six months ended June 30, 2024. Subscription revenue decreased $2.2 million, primarily reflecting the expiration of the two commercial contracts referenced above, partially offset by higher commercial subscription revenue from new and existing commercial contracts. Service revenue decreased $0.7 million, reflecting lower government service revenue from the Central Banks, partially offset by higher commercial service revenue from HolyGrail 2.0 recycling projects.

We expect our expenses in fiscal 2025 to be significantly lower than fiscal 2024 due to the reorganization we announced on February 26, 2025, which is expected to reduce our cash expenses by approximately $16.5 million on an annualized basis. We have also identified a total of approximately $5.5 million of other annualized cash cost savings that have been implemented or are being implemented later this year.

Total operating expenses for the three months ended June 30, 2025, decreased $3.7 million, to $13.1 million, compared to $16.8 million for the corresponding three months ended June 30, 2024. The decrease in operating expenses primarily reflects $4.9 million of lower cash compensation costs due to lower headcount, partially offset by $1.3 million of higher stock compensation costs.

Total operating expenses for the six months ended June 30, 2025, decreased $2.6 million, to $31.3 million, compared to $33.9 million for the corresponding six months ended June 30, 2024. The decrease in operating expenses primarily reflects $2.8 million of lower cash compensation costs, $0.3 million of lower software and hardware costs and $0.3 million of lower other expenses, partially offset by higher professional service costs of $1.0 million. The $2.8 million of lower cash compensation costs primarily reflects $6.4 million of lower compensation costs due to lower headcount, partially offset by $3.2 million of higher cash severance costs incurred as a result of the reorganization.

Revenue

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$4,624	$6,380	$(1,756)	(28)%	$9,938	$12,142	$(2,204)	(18)%
Service	3,386	3,999	(613)	(15)%	7,440	8,175	(735)	(9)%
Total	$8,010	$10,379	$(2,369)	(23)%	$17,378	$20,317	$(2,939)	(14)%
Revenue (as % of total revenue):
Subscription	58%	61%			57%	60%
Service	42%	39%			43%	40%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $1.8 million decrease in subscription revenue for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects the expiration of two commercial contracts.

The $2.2 million decrease in subscription revenue for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects the expiration of two commercial contracts, partially offset by higher commercial subscription revenue from new and existing commercial contracts.

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

The $0.6 million decrease in service revenue for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects $0.5 million of lower government service revenue from the Central Banks.

The $0.7 million decrease in service revenue for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects $1.1 million of lower government service revenue from the Central Banks, partially offset by $0.4 million of higher commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by geography

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,327	$3,471	$(1,144)	(33)%	$4,473	$6,345	$(1,872)	(30)%
International	5,683	6,908	(1,225)	(18)%	12,905	13,972	(1,067)	(8)%
Total	$8,010	$10,379	$(2,369)	(23)%	$17,378	$20,317	$(2,939)	(14)%
Revenue (as % of total revenue):
Domestic	29%	33%			26%	31%
International	71%	67%			74%	69%
Total	100%	100%			100%	100%

Domestic

The $1.1 million decrease in domestic revenue for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects the expiration of a commercial contract in June 2024 with a domestic customer.

The $1.9 million decrease in domestic revenue for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects the expiration of a commercial contract in June 2024 with a domestic customer, partially offset by higher subscription revenue from new and existing commercial contracts with domestic customers.

International

The $1.2 million decrease in international revenue for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects the expiration of a commercial contract in April 2025 with an international customer, and $0.5 million of lower government service revenue from the Central Banks.

The $1.1 million decrease in international revenue for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects $1.1 million of lower government service revenue from the Central Banks and the expiration of a commercial contract in April 2025 with an international customer, partially offset by $0.4 million of higher commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by market

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$4,324	$6,080	$(1,756)	(29)%	$9,338	$11,542	$(2,204)	(19)%
Service	39	177	(138)	(78)%	835	434	401	92%
Total Commercial	$4,363	$6,257	$(1,894)	(30)%	$10,173	$11,976	$(1,803)	(15)%

Government:
Subscription	$300	$300	$—	—%	$600	$600	$—	—%
Service	3,347	3,822	(475)	(12)%	6,605	7,741	(1,136)	(15)%
Total Government	$3,647	$4,122	$(475)	(12)%	$7,205	$8,341	$(1,136)	(14)%
Total	$8,010	$10,379	$(2,369)	(23)%	$17,378	$20,317	$(2,939)	(14)%

Revenue (as % of total revenue):
Commercial	54%	60%			59%	59%
Government	46%	40%			41%	41%
Total	100%	100%			100%	100%

Commercial

The $1.9 million decrease in commercial revenue for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects the expiration of two commercial contracts.

The $1.8 million decrease in commercial revenue for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects the expiration of two commercial contracts, partially offset by higher commercial subscription revenue from new and existing commercial contracts and $0.4 million of higher commercial service revenue from HolyGrail 2.0 recycling projects.

Government

The $0.5 million decrease in government revenue for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects $0.5 million of lower government service revenue from the Central Banks.

The $1.1 million decrease in government revenue for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects $1.1 million of lower government service revenue from the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	June 30,	June 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
ARR	$15,881	$23,923	$(8,042)	(34)%

ARR decreased $8.0 million from June 30, 2024 to June 30, 2025, reflecting the expiration of two commercial contracts that accounted for a total of $9.3 million of ARR, partially offset by increases to ARR from new and existing commercial contracts.

We provide an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR is calculated as the aggregation of annualized subscription fees from all of our commercial contracts as of the measurement date. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with, or to replace, either of those items. ARR is not a forecast and the contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$3,909	$5,657	$(1,748)	(31)%	$8,479	$10,672	$(2,193)	(21)%
Service (1)	2,003	2,338	(335)	(14)%	4,650	4,675	(25)	(1)%
Amortization expense on acquired intangible assets	(1,205)	(1,132)	(73)	(6)%	(2,337)	(2,272)	(65)	(3)%
Total	$4,707	$6,863	$(2,156)	(31)%	$10,792	$13,075	$(2,283)	(17)%
Gross Profit Margin:
Subscription (1)	85%	89%			85%	88%
Service (1)	59%	58%			63%	57%
Total	59%	66%			62%	64%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The $2.2 million decrease in total gross profit for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects $2.4 million of lower revenue, partially offset by $0.3 million of lower cost of service revenue.

The $2.3 million decrease in total gross profit for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects $2.9 million of lower revenue, partially offset by $0.7 million of lower cost of service revenue.

The decrease in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects lower subscription revenue.

The decrease in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects lower subscription revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects a more favorable mix of service revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects a more favorable mix of service revenue.

Operating expenses

Sales and marketing

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$3,231	$5,616	$(2,385)	(42)%	$8,309	$11,152	$(2,843)	(25)%
Sales and marketing (as % of total revenue)	40%	54%			48%	55%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $2.4 million decrease in sales and marketing expenses for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects:

•	lower cash compensation costs of $1.9 million due to lower headcount; and

•	lower professional services costs of $0.2 million.

The $2.8 million decrease in sales and marketing expenses for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects:

•	lower cash compensation costs of $2.9 million due to lower headcount;

•	lower stock compensation costs of $0.4 million; and

•	lower other costs of $0.3 million; partially offset by

•	higher cash severance costs of $0.9 million incurred as a result of the reorganization.

Research, development and engineering

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$4,536	$6,644	$(2,108)	(32)%	$12,170	$13,385	$(1,215)	(9)%
Research, development and engineering (as % of total revenue)	57%	64%			70%	66%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $2.1 million decrease in research, development and engineering expenses for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects:

•	lower cash compensation costs of $2.2 million due to lower headcount; and

•	lower professional services costs of $0.2 million; partially offset by

•	higher stock compensation costs of $0.6 million.

The $1.2 million decrease in research, development and engineering expenses for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects:

•	lower cash compensation costs of $2.8 million due to lower headcount; and

•	lower professional service costs of $0.4 million; partially offset by

•	higher cash severance costs of $1.6 million incurred as a result of the reorganization; and

•	higher stock compensation costs of $0.4 million.

General and administrative

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$5,078	$4,314	$764	18%	$10,259	$8,834	$1,425	16%
General and administrative (as % of total revenue)	63%	42%			59%	43%

We incur general and administrative costs in the functional areas of finance, legal, human resources, intellectual property, executive and board of directors. Costs for facilities and information technology are also managed as part of the general and administrative processes. These costs are allocated to sales and marketing, research, development and engineering, and general and administrative based on relative headcount.

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

The  $0.8 million  increase in general and administrative expenses for the three months ended June 30, 2025 , compared to the corresponding three months ended June 30, 2024, primarily reflects:

•	higher stock compensation costs of $0.7 million; and

•	higher professional service costs of $0.5 million primarily due to higher legal expenses; partially offset by

•	lower cash compensation costs of $0.8 million due to lower headcount.

The $1.4 million increase in general and administrative expenses for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects:

•	higher professional services costs of $1.5 million primarily due to higher legal expenses; and

•	higher cash severance costs of $0.7 million incurred as a result of the reorganization; partially offset by

•	lower cash compensation costs of $0.7 million; and

•	lower software and hardware costs of $0.2 million.

Amortization expense on acquired intangible assets

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$288	$271	$17	6%	$559	$543	$16	3%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	3%			3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The insignificant change in amortization expense on acquired intangible assets reflects the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$253	$156	$97	62%	$390	$409	$(19)	(5)%
Sales and marketing	795	798	(3)	—%	1,150	1,510	(360)	(24)%
Research, development and engineering	1,221	645	576	89%	1,628	1,263	365	29%
General and administrative	1,502	807	695	86%	1,863	2,055	(192)	(9)%
Total	$3,771	$2,406	$1,365	57%	$5,031	$5,237	$(206)	(4)%

The $1.4 million increase in stock-based compensation expense for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects a larger number of employee stock grants.

The $0.2 million decrease in stock-based compensation expense for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects a lower estimate of the future achievement of performance conditions on performance restricted stock unit (“PRSU”) awards as well as the timing of new stock grants, partially offset by a larger number of employee stock grants.

We anticipate incurring an additional $18.9 million in stock-based compensation expense through June 30, 2029, for stock awards outstanding as of June 30, 2025.

Other income, net

	Three Months Ended June 30,		Dollar	Percent	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$210	$723	(513)	(71)%	$579	$1,251	(672)	(54)%
Other income, net (as % of total revenue)	3%	7%			3%	6%

The $0.5 million decrease in other income, net for the three months ended June 30, 2025, compared to the corresponding three months ended June 30, 2024, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

The $0.7 million decrease in other income, net for the six months ended June 30, 2025, compared to the corresponding six months ended June 30, 2024, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the six months ended June 30, 2025 and 2024 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations, but does not expect the OBBBA to have a material impact on its effective tax rate in 2025.

The valuation allowance against deferred tax assets as of June 30, 2025, was $111.0 million, an increase of $6.7 million from $104.4 million as of December 31, 2024.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of June 30, 2025, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP gross profit	$4,707	$6,863	$10,792	$13,075
Amortization of acquired intangible assets	1,205	1,132	2,337	2,272
Amortization and write-off of other intangible assets (1)	219	209	438	421
Stock-based compensation	253	156	390	409
Non-GAAP gross profit	$6,384	$8,360	$13,957	$16,177
Non-GAAP gross profit margin	80%	81%	80%	80%

GAAP operating expenses	$13,133	$16,845	$31,297	$33,914
Depreciation and write-off of property and equipment	(138)	(198)	(284)	(391)
Amortization of acquired intangible assets	(288)	(271)	(559)	(543)
Amortization and write-off of other intangible assets	(227)	(31)	(201)	(164)
Amortization of lease right of use assets under operating leases	(103)	(86)	(201)	(173)
Stock-based compensation	(3,518)	(2,250)	(4,641)	(4,828)
Non-GAAP operating expenses	$8,859	$14,009	$25,411	$27,815

GAAP net loss	$(8,220)	$(9,270)	$(19,950)	$(19,608)
Total adjustments to gross profit	1,677	1,497	3,165	3,102
Total adjustments to operating expenses	4,274	2,836	5,886	6,099
Non-GAAP net loss	$(2,269)	$(4,937)	$(10,899)	$(10,407)

GAAP loss per share (diluted)	$(0.38)	$(0.43)	$(0.93)	$(0.93)
Non-GAAP net loss	$(2,269)	$(4,937)	$(10,899)	$(10,407)
Non-GAAP loss per share (diluted)	$(0.11)	$(0.23)	$(0.51)	$(0.49)

(1)	In the second quarter of fiscal 2025, management updated its definition of Non-GAAP gross profit to adjust for the amortization of patent maintenance costs. The related amortization expense for the three and six months ended June 30, 2025 and 2024 is now reflected in “amortization and write-off of other intangible assets” above to calculate Non-GAAP gross profit, Non-GAAP net loss and Non-GAAP loss per share (diluted).

Non-GAAP gross profit for the three months ended June 30, 2025, decreased by $2.0 million compared to the three months ended June 30, 2024. The decrease primarily reflects lower revenue, partially offset by lower cost of service revenue.

Non-GAAP gross profit for the six months ended June 30, 2025, decreased by $2.2 million compared to the six months ended June 30, 2024. The decrease primarily reflects lower revenue, partially offset by lower cost of service revenue.

Non-GAAP gross profit margin for the three months ended June 30, 2025, decreased to 80% compared to 81% for the three months ended June 30, 2024. The decrease primarily reflects lower subscription revenue.

Non-GAAP gross profit margin for the six months ended June 30, 2025, remained flat compared to the six months ended June 30, 2024. The impact of lower subscription revenue was offset by a more favorable mix of service revenue.

Non-GAAP operating expenses for the three months ended June 30, 2025, decreased $5.2 million compared to the three months ended June 30, 2024. The decrease primarily reflects $4.9 million of lower cash compensation costs due to lower headcount.

Non-GAAP operating expenses for the six months ended June 30, 2025, decreased $2.4 million compared to the six months ended June 30, 2024. The decrease primarily reflects $2.8 million of lower cash compensation costs, $0.3 million of lower software and hardware costs and $0.3 million of lower other expenses, partially offset by higher professional service costs of $1.0 million. The $2.8 million of lower cash compensation costs primarily reflects $6.4 million of lower compensation costs due to lower headcount, partially offset by $3.2 million of higher cash severance costs incurred as a result of the reorganization.

Liquidity and Capital Resources

	June 30,	December 31,
	2025	2024
Working capital	$15,685	$30,193
Current ratio (1)	2.7:1	4.3:1
Cash, cash equivalents and short-term marketable securities	$16,088	$28,730

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $12.6 million decrease in cash, cash equivalents and marketable securities at June 30, 2025, from December 31, 2024, resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include U.S. treasuries, federal agency notes, and commercial paper. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three and six months ended June 30, 2025 and 2024.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Six Months Ended June 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(19,950)	$(19,608)	$342	2%
Non-cash items	9,362	9,037	(325)	(4)%
Changes in operating assets and liabilities	414	(4,681)	(5,095)	(109)%
Net cash used in operating activities	$(10,174)	$(15,252)	$(5,078)	(33)%

Cash flows used in operating activities for the six months ended June 30, 2025, decreased by $5.1 million, compared to the corresponding six months ended June 30, 2024, primarily reflecting a $5.1 million improvement due to the favorable timing of changes in operating assets and liabilities. The favorable timing reflects the timing of customer receipts and vendor payments, lower incentive compensation paid in 2025 for fiscal 2024 than paid in 2024 for fiscal 2023, and the timing and amount of refundable tax credits.

We incurred cash severance costs of $3.2 million as a result of the reorganization we announced on February 26, 2025, of which $3.0 million was paid during the six months ended June 30, 2025. The remaining $0.2 million of severance costs are expected to be paid during the three months ending September 30, 2025.

     Cash flows from investing activities

Cash flows from investing activities for the six months ended June 30, 2025, increased by $15.4 million, compared to the corresponding six months ended June 30, 2024, primarily reflecting lower purchases of marketable securities and higher proceeds from maturities of marketable securities.

     Cash flows from financing activities

Cash flows from financing activities for the six months ended June 30, 2025, decreased by $31.9 million, compared to the corresponding six months ended June 30, 2024, primarily reflecting the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

Our subscription revenue in fiscal 2025 will be negatively impacted by the termination of a commercial contract that contributed $3.3 million of subscription revenue in fiscal 2024. This contract ended in April 2025 and contributed $1.1 million of subscription revenue in fiscal 2025. Our subscription revenue in fiscal 2025 will also be negatively impacted by the expiration of a commercial contract in June 2024. This contract contributed $2.1 million of subscription revenue in fiscal 2024. Our subscription revenue in fiscal 2025 may also be negatively impacted by the renegotiation currently underway of a $3.1 million commercial contract, which will most likely result in a reduction of up to $3.0 million in annual revenue.

We expect government service revenue in fiscal 2025 to be $1.7 million to $1.9 million lower than fiscal 2024 due to a smaller approved budget from the Central Banks for program work in 2025.

We expect our expenses in fiscal 2025 to be significantly lower than fiscal 2024 due to the reorganization we announced on February 26, 2025, which is expected to reduce our cash expenses by approximately $16.5 million on an annualized basis. We have also identified approximately $5.5 million of other annualized cash cost savings that have been implemented or are being implemented later this year.

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

Employee Stock Purchase Plan

On February 25, 2025, the Company’s Board of Directors adopted the 2025 Employee Stock Purchase Plan (“ESPP”). The Company reserved a total of 250 thousand shares and as of June 30, 2025, there were 250 thousand shares authorized and available for future issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their salary for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on June 16, 2025, with the first purchase period ending on December 15, 2025. The stock-based compensation expense and payroll withholding for the ESPP during the three and six months ended June 30, 2025 were not material.

Incentive Plan Amendment

On May 7, 2025, the Company’s shareholders approved an amendment to the Digimarc Corporation 2018 Stock Incentive Plan (as amended, the “2018 Plan”) to, among other things, increase the number of shares authorized for issuance by 950 thousand shares.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of June 30, 2025, $67.5 million remained available under the new shelf registration statement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2024 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	trends and sources of future revenue;

•	anticipated revenue to be generated from current contracts;

•	anticipated expenses, costs, margins, provision for income taxes and investment activities;

•	our expectations regarding expense reductions resulting from our recent reorganization and implementation of other annualized cash cost savings;

•	our assumptions and expectations related to stock awards, including future stock-based compensation expense;

•	our expectations regarding the timing of payment of our remaining severance obligations related to our recent reorganization;

•	our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields;

•	our beliefs regarding our critical accounting policies;

•	business opportunities that could require that we seek additional financing and our ability to do so;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;

•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;

•

our use of cash, cash equivalents and marketable securities in upcoming quarters and the possibility that our deposits of cash and cash equivalents with major banks and financial institutions may exceed insured limits;

•	protection, development and monetization of our intellectual property portfolio;

•	our expectations regarding the impact of the OBBBA on our tax rate; and

•	our beliefs related to legal proceedings and claims arising in the ordinary course of business.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

On July 7, 2025, a putative class action complaint was filed against Digimarc, Riley McCormack and Charles Beck in the Portland Division of the District Court of Oregon (case 3:25-cv-00779) alleging certain violations of federal securities laws and seeking unspecified damages.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2024 Annual Report. The risks and uncertainties described in our 2024 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. As of June 30, 2025, except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Annual Report.

Actions of activist shareholders and securities litigation could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.

While we value open dialogue and input from our shareholders, activist shareholders could take actions that could be costly and time-consuming for us, disrupt our operations, and divert the attention of our board of directors, management, and employees. These actions could include public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain, additional services of various professionals to advise us in these matters, including legal, financial and communications advisers, the costs of which have negatively impacted our quarterly financial results, and may negatively impact our financial results in the future. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees or other partners, and cause our stock price to experience periods of volatility or otherwise be adversely affected. Volatility in our stock price may in the future cause us to become the target of securities litigation, which could result in substantial costs and divert management’s attention and the attention and resources of our board of directors from our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three months ended June 30, 2025:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
April 1, 2025 to April 30, 2025	52	$13.08	—	$—
Month 2
May 1, 2025 to May 31, 2025	37,345	$13.45	—	$—
Month 3
June 1, 2025 to June 30, 2025	—	$—	—	$—
Total	37,397	$13.45	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

Item 5.               Other Information

None of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended  June 30, 2025.

Item 6.         Exhibits.

Exhibit Number	Exhibit Description
10.1	Digimarc Corporation 2018 Incentive Plan, as amended

10.2	Digimarc Corporation Employee Stock Purchase Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)