Form 10-Q
period 2025-09-30
Digimarc CORP
filed 2025-11-13
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 21,756,987 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,101	$12,365
Marketable securities	3,461	16,365
Trade accounts receivable, net	6,321	6,412
Other current assets	2,873	4,189
Total current assets	21,756	39,331
Property and equipment, net	1,227	1,040
Intangibles, net	18,765	22,191
Goodwill	9,060	8,532
Lease right of use assets	3,350	3,659
Other assets	1,277	1,013
Total assets	$55,435	$75,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,595	$5,118
Deferred revenue	3,842	4,020
Total current liabilities	9,437	9,138
Long-term lease liabilities	4,549	5,213
Other long-term liabilities	62	56
Total liabilities	14,048	14,407
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at September 30, 2025 and December 31, 2024)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,751 and 21,495 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	22	21
Additional paid-in capital	421,592	415,049
Accumulated deficit	(378,880)	(350,778)
Accumulated other comprehensive loss	(1,397)	(2,983)
Total shareholders’ equity	41,387	61,359
Total liabilities and shareholders’ equity	$55,435	$75,766

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	$4,567	$5,252	$14,505	$17,394
Service	3,060	4,191	10,500	12,366
Total revenue	7,627	9,443	25,005	29,760
Cost of revenue:
Subscription (1)	642	735	2,101	2,205
Service (1)	1,330	1,638	4,120	5,138
Amortization expense on acquired intangible assets	1,209	1,173	3,546	3,445
Total cost of revenue	3,181	3,546	9,767	10,788
Gross profit	4,446	5,897	15,238	18,972
Operating expenses:
Sales and marketing	2,852	5,637	11,161	16,789
Research, development and engineering	4,315	6,488	16,485	19,873
General and administrative	5,355	4,861	15,614	13,695
Amortization expense on acquired intangible assets	288	280	847	823
Total operating expenses	12,810	17,266	44,107	51,180
Operating loss	(8,364)	(11,369)	(28,869)	(32,208)
Other income, net	217	617	796	1,868
Loss before income taxes	(8,147)	(10,752)	(28,073)	(30,340)
Provision for income taxes	(5)	(2)	(29)	(22)
Net loss	$(8,152)	$(10,754)	$(28,102)	$(30,362)

Loss per share:
Loss per share — basic	$(0.38)	$(0.50)	$(1.30)	$(1.43)
Loss per share — diluted	$(0.38)	$(0.50)	$(1.30)	$(1.43)
Weighted average shares outstanding — basic	21,709	21,435	21,614	21,187
Weighted average shares outstanding — diluted	21,709	21,435	21,614	21,187

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$6	$6	$9	$(11)
Foreign currency translation adjustment, net of tax of $0	(457)	1,591	1,577	1,314
Other comprehensive income (loss)	$(451)	$1,597	$1,586	$1,303
Net loss	(8,152)	(10,754)	(28,102)	(30,362)
Comprehensive loss	$(8,603)	$(9,157)	$(26,516)	$(29,059)

(1) Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended September 30, 2025
Balance at June 30, 2025	10	$50	21,657	$22	$418,085	$(370,728)	$(946)	$46,483
Issuance of restricted common stock	—	—	22	—	—	—	—	—
Vesting of restricted stock units	—	—	120	—	—	—	—	—
Purchase of common stock	—	—	(48)	—	(419)	—	—	(419)
Stock-based compensation	—	—	—	—	3,926	—	—	3,926
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	6	6
Foreign currency translation adjustments	—	—	—	—	—	—	(457)	(457)
Net loss	—	—	—	—	—	(8,152)	—	(8,152)
Balance at September 30, 2025	10	$50	21,751	$22	$421,592	$(378,880)	$(1,397)	$41,387

Three Months Ended September 30, 2024
Balance at June 30, 2024	10	$50	21,420	$21	$411,331	$(331,376)	$(2,858)	$77,168
Vesting of restricted stock units	—	—	52	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(6)	—	—	—	—	—
Purchase of common stock	—	—	(22)	—	(558)	—	—	(558)
Stock-based compensation	—	—	—	—	2,707	—	—	2,707
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	6	6
Foreign currency translation adjustments	—	—	—	—	—	—	1,591	1,591
Net loss	—	—	—	—	—	(10,754)	—	(10,754)
Balance at September 30, 2024	10	$50	21,444	$21	$413,480	$(342,130)	$(1,261)	$70,160

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Nine Months Ended September 30, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359
Issuance of restricted common stock	—	—	69	—	—	—	—	—
Vesting of restricted stock units	—	—	267	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—
Purchase of common stock	—	—	(129)	1	(2,468)	—	—	(2,467)
Stock-based compensation	—	—	—	—	9,011	—	—	9,011
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	9	9
Foreign currency translation adjustments	—	—	—	—	—	—	1,577	1,577
Net loss	—	—	—	—	—	(28,102)	—	(28,102)
Balance at September 30, 2025	10	$50	21,751	$22	$421,592	$(378,880)	$(1,397)	$41,387

Nine Months Ended September 30, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	24	—	—	—	—	—
Vesting of restricted stock units	—	—	148	—	—	—	—	—
Vesting of performance restricted stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—	—
Purchase of common stock	—	—	(89)	—	(2,890)	—	—	(2,890)
Stock-based compensation	—	—	—	—	7,964	—	—	7,964
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(11)	(11)
Foreign currency translation adjustments	—	—	—	—	—	—	1,314	1,314
Net loss	—	—	—	—	—	(30,362)	—	(30,362)
Balance at September 30, 2024	10	$50	21,444	$21	$413,480	$(342,130)	$(1,261)	$70,160

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,102)	$(30,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	430	570
Amortization of acquired intangible assets	4,393	4,268
Amortization and write-off of other intangible assets	989	651
Amortization of lease right of use assets under operating leases	309	263
Stock-based compensation	8,896	7,939
Increase (decrease) in allowance for doubtful accounts	681	96
Changes in operating assets and liabilities:
Trade accounts receivable	(1,207)	(1,321)
Other current assets	1,139	(9)
Other assets	(358)	(582)
Accounts payable and other accrued liabilities	245	(816)
Deferred revenue	443	(2,448)
Lease liability and other long-term liabilities	(628)	(586)
Net cash provided by (used in) operating activities	(12,770)	(22,337)
Cash flows from investing activities:
Purchase of property and equipment	(474)	(199)
Capitalized patent costs	(465)	(313)
Proceeds from maturities of marketable securities	15,352	16,978
Purchases of marketable securities	(2,448)	(19,376)
Net cash provided by (used in) investing activities	11,965	(2,910)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	32,218
Purchase of common stock	(2,467)	(2,890)
Repayment of loans	(31)	(35)
Net cash provided by (used in) financing activities	(2,498)	29,293
Effect of exchange rate on cash	39	58
Net increase (decrease) in cash and cash equivalents	(3,264)	4,104
Cash and cash equivalents at beginning of period	12,365	21,456
Cash and cash equivalents at end of period	$9,101	$25,560
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(32)	$(49)
Supplemental schedule of non-cash activities:
Property and equipment and patent costs in accounts payable	$164	$49
Stock-based compensation capitalized to software and patent costs	$115	$25

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

1. Description of Business and Significant Accounting Policies

Description of Business

Digimarc ("the Company"), an Oregon corporation, is a pioneer and global leader in digital watermarking technologies. For nearly 30 years, Digimarc innovations and intellectual property in digital watermarking have been deployed in solutions built upon one or both of the following two things: the identification and the authentication of physical and digital items, often at massive scale, and often where other methods of identification or authentication don’t work well or don’t work at all.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”. The ASU requires greater disaggregation of income tax disclosures primarily on the income tax rate reconciliation and income taxes paid. This ASU will be effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The adoption of this ASU will lead to additional income tax disclosures in the Company's consolidated financial statements for 2025 and future periods.

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which includes amendments intended to modernize the accounting for software costs by removing references to software development stages and clarifying the capitalization threshold. The amendments are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or through a modified transition approach. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements and disclosures.

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

In accordance with Accounting Standards Codification (“ASC”) No. 820 “Fair Value Measurements and Disclosures”, the Company defines its fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, in the following:

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

September 30, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$1,604	$—	$—	$1,604
Commercial paper	—	4,390	—	4,390
Federal agency notes	—	3,212	—	3,212
U.S. treasuries	—	1,996	—	1,996
Total	$1,604	$9,598	$—	$11,202

December 31, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$112	$—	$—	$112
Commercial paper	—	10,633	—	10,633
U.S. treasuries	—	9,192	—	9,192
Federal agency notes	—	5,317	—	5,317
Total	$112	$25,142	$—	$25,254

The fair value maturities of the Company’s cash equivalents and marketable securities as of September 30, 2025, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$11,202	$11,202	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, federal agency notes, U.S. treasuries, and money market securities totaling $7,741 and $8,889 at  September 30, 2025 and December 31, 2024, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

Customer arrangements may contain multiple deliverables such as software platform subscriptions, software product subscriptions, and professional services. Subscriptions and services offered are usually distinct performance obligations. When they are not capable of being distinct, they are combined with other subscriptions or services until a distinct performance obligation is identified. To determine the transaction price, management considers the terms of the contract and the Company’s customary business practices. Some contracts may contain variable consideration. In those cases, management estimates the amount of variable consideration based on the sum of probability-weighted amounts in a range of possible consideration amounts. As part of this assessment, management evaluates whether any of the variable consideration is constrained and if it is, it is not included in the transaction price. The consideration is allocated between distinct performance obligations based on their stand-alone selling prices. When the standalone selling prices are not directly observable, management makes estimates based on reasonably available information, including market conditions, specific factors affecting the Company, and information about the customer. The Company recognizes the revenue associated with each performance obligation as the obligation is fulfilled, which for subscriptions is typically recognized ratably over time, and for services is typically recognized when they are performed.

All revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial:
Subscription	$4,267	$4,952	$13,605	$16,494
Service	41	430	876	864
Total Commercial	$4,308	$5,382	$14,481	$17,358
Government:
Subscription	$300	$300	$900	$900
Service	3,019	3,761	9,624	11,502
Total Government	3,319	4,061	10,524	12,402
Total	$7,627	$9,443	$25,005	$29,760

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

The following table provides information about contract assets:

	September 30,	December 31,
	2025	2024
Contract acquisition costs, current	$124	$38
Contract acquisition costs, long-term	199	—
Total	$323	$38

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	September 30,	December 31,
	2025	2024
Deferred revenue, current	$3,842	$4,020
Deferred revenue, long-term	16	2
Total	$3,858	$4,022

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company recognized $3,598 of revenue during the nine months ended September 30, 2025, that was included in the contract liability balance as of December 31, 2024.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $28,880 and $25,215 as of September 30, 2025, and December 31, 2024, respectively. As of September 30, 2025, the Company expects $22,672 of the $28,880 to be recognized as revenue during the next twelve months.

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

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription	$4,567	$5,252	$14,505	$17,394
Service	3,060	4,191	10,500	12,366
Total revenue	7,627	9,443	25,005	29,760
Cost of revenue:
Subscription (1)	642	735	2,101	2,205
Service (1)	1,330	1,638	4,120	5,138
Amortization expense on acquired intangible assets	1,209	1,173	3,546	3,445
Total cost of revenue	3,181	3,546	9,767	10,788
Operating expenses:
Cash compensation	4,875	10,322	22,281	30,425
Stock-based compensation	3,529	2,548	8,170	7,376
Professional services and consultants	1,969	2,057	6,811	5,880
Software and hardware	608	871	2,146	2,759
Depreciation and amortization	563	536	1,606	1,636
Other segment items (2)	1,266	932	3,093	3,104
Total operating expenses	12,810	17,266	44,107	51,180
Operating loss	(8,364)	(11,369)	(28,869)	(32,208)
Other income, net	217	617	796	1,868
Provision for income taxes	(5)	(2)	(29)	(22)
Net loss	$(8,152)	$(10,754)	$(28,102)	$(30,362)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$2,308	$2,004	$6,781	$8,349
International (1)	5,319	7,439	18,224	21,411
Total	$7,627	$9,443	$25,005	$29,760

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	43%	43%	42%	41%
Customer B	*	16%	13%	15%
Customer C	11%	*	10%	15%

*	Less than 10%

Long-Lived Assets by Geographical Area

Long-lived assets by geographic area were as follows:

	September 30,	December 31,
	2025	2024
United States	$1,223	$1,026
Europe	4	14
Total	$1,227	$1,040

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

Monte Carlo valuation inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock price	$—	$—	$13.16	$36.64
Expected volatility	—	—	70.9%	66.3%
Risk-free interest rate	—	—	3.8%	4.3%

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation:
Cost of revenue	$336	$154	$726	$563
Sales and marketing	577	688	1,727	2,198
Research, development and engineering	1,244	648	2,872	1,911
General and administrative	1,708	1,212	3,571	3,267
Stock-based compensation expense	3,865	2,702	8,896	7,939
Capitalized to software and patent costs	61	5	115	25
Total stock-based compensation	$3,926	$2,707	$9,011	$7,964

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	September 30,	December 31,
	2025	2024
Total unrecognized compensation costs	$15,491	$16,226

Total unrecognized compensation costs will be adjusted based on updates to the estimated future achievement of performance conditions on PRSU awards as well as for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of September 30, 2025, for all non-vested stock-based awards over weighted average periods through  September 30, 2029, as follows:

	RSAs	RSUs	PRSUs
Weighted average period (in years)	1.06	1.47	1.41

As of September 30, 2025, under the Company’s stock incentive plan, an additional 2,347 shares remained available for future grants. The Company issues new shares upon the grants of RSAs and vesting of RSU and PRSU awards.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2025:	Shares	Fair Value
Unvested balance at June 30, 2025	74	$18.15
Granted	22	$12.27
Vested	(5)	$19.52
Forfeited	—	$—
Unvested balance at September 30, 2025	91	$16.59

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2025:	Shares	Fair Value
Unvested balance at December 31, 2024	59	$29.98
Granted	69	$12.69
Vested	(37)	$30.61
Forfeited	—	$—
Unvested balance at September 30, 2025	91	$16.59

The fair value of RSAs vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of RSAs vested	$73	$308	$668	$2,069

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2025:	Shares	Fair Value
Unvested balance at June 30, 2025	679	$16.25
Granted	98	$8.98
Vested	(120)	$16.46
Forfeited	(41)	$19.69
Unvested balance at September 30, 2025	616	$14.83

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2025:	Shares	Fair Value
Unvested balance at December 31, 2024	406	$28.27
Granted	673	$13.09
Vested	(267)	$18.81
Forfeited	(196)	$26.30
Unvested balance at September 30, 2025	616	$14.83

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The fair value of RSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of RSU awards vested	$1,082	$1,356	$4,119	$4,403

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended September 30, 2025:	Shares	Fair Value
Unvested balance at June 30, 2025	560	$18.49
Change in units based on performance expectations	—	$—
Granted	3	$8.81
Vested	—	$—
Forfeited	(39)	$18.18
Unvested balance at September 30, 2025	524	$18.45

		Weighted
		Average
	Number of	Grant Date
Nine Months Ended September 30, 2025:	Shares	Fair Value
Unvested balance at December 31, 2024	215	$32.08
Change in units based on performance expectations	(5)	$42.43
Granted	421	$15.20
Vested	(49)	$42.43
Forfeited	(58)	$23.04
Unvested balance at September 30, 2025	524	$18.45

The fair value of PRSU awards vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of PRSU awards vested	$—	$—	$1,707	$2,370

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

Employee Stock Purchase Plan

On February 25, 2025, the Company’s Board of Directors adopted the 2025 Employee Stock Purchase Plan (“ESPP”). The Company reserved a total of 250 thousand shares and as of  September 30, 2025, there were 250 thousand shares authorized and available for future issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their salary for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on June 16, 2025, with the first purchase period ending on December 15, 2025. The stock-based compensation expense and payroll withholding for the ESPP during the three and nine months ended September 30, 2025 were not material.

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

The following table reconciles earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings (Loss) per Share:
Net loss — basic	$(8,152)	$(10,754)	$(28,102)	$(30,362)
Weighted average shares outstanding — basic	21,709	21,435	21,614	21,187
Basic loss per share	$(0.38)	$(0.50)	$(1.30)	$(1.43)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(8,152)	$(10,754)	$(28,102)	$(30,362)
Weighted average shares outstanding — diluted	21,709	21,435	21,614	21,187
Diluted loss per share	$(0.38)	$(0.50)	$(1.30)	$(1.43)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive shares due to net loss	—	95	—	85

8. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	September 30,	December 31,
	2025	2024
Trade accounts receivable, current	$7,760	$6,563
Trade accounts receivable, long-term	90	80
Allowance for doubtful accounts	(1,439)	(151)
Trade accounts receivable, net	$6,411	$6,492
Unpaid deferred revenue included in trade accounts receivable	$1,503	$2,590

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	September 30,	December 31,
	2025	2024
Company A	30%	47%
Company B	24%	*
Company C	*	12%

*	Less than 10%

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

	September 30,	December 31,
	2025	2024
Office furniture and fixtures	$63	$63
Software	6,022	5,476
Equipment	2,616	2,566
Leasehold improvements	227	203
Gross property and equipment	8,928	8,308
Less accumulated depreciation	(7,701)	(7,268)
Property and equipment, net	$1,227	$1,040

10. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the three and nine months ended  September 30, 2025 and 2024.

Balance at December 31, 2024	$8,532
Currency translation adjustments	528
Balance at September 30, 2025	$9,060

11. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2025 and 2024.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	September 30,	December 31,
	(years)	2025	2024
Capitalized patent costs	~17	$9,243	$9,174

Intangible assets acquired:
Purchased intellectual property	10	250	250
Developed technology	5	24,106	22,504
Customer relationships	10	11,519	10,754
Gross intangible assets		45,118	42,682
Accumulated amortization		(26,353)	(20,491)
Intangibles, net		$18,765	$22,191

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense on intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$1,627	$1,589	$4,789	$4,678

For intangible assets recorded at September 30, 2025, the estimated future aggregate amortization expense for the years ending December 31, 2025 through December 31, 2029 is as follows:

Amortization
As of September 30, 2025	Expense
Remaining in 2025	$1,632
2026	6,470
2027	1,615
2028	1,606
2029	1,578

12. Leases

The Company accounts for leases in accordance with ASC No. 842, “Leases.”

The Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon in February 2022 to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of September 30, 2025, totaling $6,817 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	September 30,	December 31,
	2025	2024
Lease right of use assets	$3,350	$3,659
Lease liabilities, current	$869	$781
Lease liabilities, long-term	$4,549	$5,213

Weighted-average remaining life (in years)	5.0	5.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$356	$363	$1,098	$1,110
Cash paid for operating leases	$447	$445	$1,365	$1,209

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of September 30, 2025:

Cash
Payment
As of September 30, 2025	Obligations
Remaining in 2025	$332
2026	1,356
2027	1,397
2028	1,296
2029	1,389
Thereafter	1,066
Total lease payments	6,836
Imputed interest	(1,418)
Total minimum lease payments	$5,418

13. Accounts Payable and Accrued liabilities

The components of accounts payable and accrued liabilities are summarized below:

	September 30,	December 31,
	2025	2024
Accounts payable	$2,884	$2,378
Accrued liabilities	1,842	1,959
Lease liabilities, current	869	781
Total accounts payable and other accrued liabilities	$5,595	$5,118

14. Reorganization

On February 26, 2025, the Company announced a reduction of its global workforce to streamline the Company’s team structure to better align with its long-term growth initiatives and profitability objectives. All associated costs with the reorganization are recorded as “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss. Corresponding liabilities are recorded as “accrued liabilities” in the Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company incurred cash severance costs totaling $3,230, reported as “cash compensation” in Note 4 Segment Information, including $1,622 related to research, development and engineering, $980 related to sales and marketing, and $628 related to general and administration.

The following table provides the details of costs and liabilities associated with the reorganization announced on February 26, 2025:

Balance at December 31, 2024	$—
Costs incurred	3,230
Cash paid	(3,220)
Balance at September 30, 2025	$10

15. Other Income

The following table provides activity in other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$135	$486	$567	$1,471
Refundable tax credit	61	152	148	402
Foreign currency gains (losses)	21	(21)	81	(5)
Total other income, net	$217	$617	$796	$1,868

16. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine months ended September 30, 2025 and 2024 was 0%.

The valuation allowance against net deferred tax assets as of September 30, 2025, was $112,750, an increase of $8,389 from $104,361 as of December 31, 2024. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax deficiencies of $948 and $102 were recognized in the provision for income taxes for the three months ended September 30, 2025 and 2024, respectively, which were offset by $948 and $102 of valuation allowance, respectively.

An excess tax deficiency of $1,827 and an excess tax benefit of $1,410 were recognized in the provision for income taxes for the nine months ended September 30, 2025 and 2024, respectively, which were offset by $1,827 and $1,410 of valuation allowance, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States, which includes a new Internal Revenue Code ("IRC") Section 174A. Under Section 174A, commencing with tax years beginning after December 31, 2024, domestic research or experimental expenditures may be deducted in the current period rather than capitalized and amortized over multiple years, as previously required under IRC Section 174. As a result of this legislation, the Company intends to deduct its domestic Section 174A expenditures beginning in its 2025 taxable year. The Company does not expect the OBBBA to have a material impact on its effective tax rate, financial condition, or results of operations in 2025.

17. Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC No. 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

On May 8, 2025, a class action lawsuit captioned Ullom v. Digimarc Corp., et al., No: 3:25-cv-00779-JR (the “Ullom Action”) was filed against the Company in the United States District Court for the District of Oregon. The complaint purports to assert claims against the Company and its Chief Executive Officer and Chief Financial Officer pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between May 2, 2024 and February 26, 2025 (the “class period”). The Ullom Action seeks to recover damages allegedly caused by purported misstatements and omissions regarding the renewal status of a commercial contract, claiming that these alleged misstatements and omissions artificially inflated the price paid for our common stock during the class period.

Subsequently, four derivative lawsuits were filed nominally on the Company’s behalf, including three in the United States District Court for the District of Oregon on August 29, 2025 (as amended September 2, 2025) (Franchi v. McCormack et al., No. 3:25-cv-01543-AN), October 7, 2025 (Chadwick v. McCormack et al., No. 3:25-cv-01838-JR), October 14, 2025 (Jensen v. McCormack et al., No. 3:25-cv-01891-SB), and one in the Circuit Court of the State of Oregon for the County of Multnomah on October 23, 2025 (Johnson v. McCormack et al., No. 25-cv-56998), which are based on the same alleged facts and circumstances as the above-referenced securities class action and are against the Company’s Chief Executive Officer, Chief Financial Officer and directors. The derivative actions collectively assert claims pursuant to Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, and waste of corporate assets.  Each of the four derivative lawsuits seeks to recover damages on the Company’s behalf and alleges that a legally required pre-suit demand on the Board of Directors would be futile and should be excused.

On November 4, 2025, the Chadwick, Jensen and Franchi actions were consolidated and stayed pending resolution of the Company’s anticipated motion to dismiss in the Ullom Action.

These cases are at an early stage.  The Company believes it has defenses to the claims and is responding accordingly.

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 750 U.S. and foreign patents granted and applications pending as of September 30, 2025. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2024 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three and nine months ended September 30, 2025, and all changes discussed with respect to such period reflect changes compared to the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentages are percent of total revenue
Revenue:
Subscription	60%	56%	58%	58%
Service	40%	44%	42%	42%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription (1)	8%	8%	8%	7%
Service (1)	17%	17%	16%	17%
Amortization expense on acquired intangible assets	16%	12%	14%	12%
Total cost of revenue	42%	38%	39%	36%
Gross profit	58%	62%	61%	64%
Operating expenses:
Sales and marketing	37%	60%	45%	56%
Research, development and engineering	57%	69%	66%	67%
General and administrative	70%	51%	62%	46%
Amortization expense on acquired intangible assets	4%	3%	3%	3%
Total operating expenses	168%	183%	176%	172%
Operating loss	(110)%	(120)%	(115)%	(108)%
Other income, net	3%	7%	3%	6%
Loss before income taxes	(107)%	(114)%	(112)%	(102)%
Provision for income taxes	(—)%	(—)%	(—)%	(—)%
Net loss	(107)%	(114)%	(112)%	(102)%

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

Summary

Our commercial subscription revenue in fiscal 2025 has been negatively impacted by the expiration of a commercial contract that ended in April 2025 with an international customer. The contract contributed $0.8 million and $2.5 million of subscription revenue during the three and nine months ended September 30, 2024, compared to $0.0 million and $1.1 million of subscription revenue during the three and nine months ended September 30, 2025. Our commercial subscription revenue in fiscal 2025 has also been negatively impacted by the expiration of a commercial contract that ended in June 2024 with a domestic customer. The contract contributed $0.0 million and $2.1 million of subscription revenue during the three and nine months ended September 30, 2024, compared to $0.0 million of subscription revenue for both the three and nine months ended September 30, 2025. Our commercial subscription revenue in the fourth quarter of fiscal 2025 will also be impacted by the conclusion of a contract renegotiation with a domestic customer that will negatively impact future revenue by $3.1 million on an annualized basis.

Our government service revenue in fiscal 2025 has been negatively impacted by a smaller approved budget by the Central Banks for program work in 2025. We expect government service revenue in fiscal 2025 to be $1.7 million to $1.8 million lower than in fiscal 2024.

Total revenue for the three months ended September 30, 2025, decreased $1.8 million, to $7.6 million, compared to $9.4 million for the corresponding three months ended September 30, 2024. Subscription revenue decreased $0.7 million, primarily reflecting a decrease of $0.8 million from the expiration of the commercial contract in April 2025 referenced above. Service revenue decreased $1.1 million, primarily reflecting $0.7 million of lower government service revenue from the Central Banks and $0.4 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Total revenue for the nine months ended September 30, 2025, decreased $4.8 million, to $25.0 million, compared to $29.8 million for the corresponding nine months ended September 30, 2024. Subscription revenue decreased $2.9 million, primarily reflecting a decrease of $3.5 million from the expiration of the commercial contracts in June 2024 and April 2025 referenced above, partially offset by higher commercial subscription revenue from new and existing commercial contracts. Service revenue decreased $1.9 million, reflecting lower government service revenue from the Central Banks.

We expect our expenses in fiscal 2025 to be significantly lower than fiscal 2024 due to the reorganization we announced on February 26, 2025, which reduced our cash expenses by approximately $16.5 million on an annualized basis. We also identified a total of approximately $5.5 million of other annualized cash cost savings that have now been implemented but not yet fully realized in the interim operating results for the period ended September 30, 2025.

Total operating expenses for the three months ended September 30, 2025, decreased $4.5 million, to $12.8 million, compared to $17.3 million for the corresponding three months ended September 30, 2024. The decrease in operating expenses primarily reflects $5.4 million of lower cash compensation costs largely due to lower headcount and $0.3 million of lower software and hardware costs, partially offset by $1.0 million of higher stock compensation costs, $0.3 million of higher other costs, and a $0.3 million lower allocation out of operating expenses primarily due to lower billable service hours.

Total operating expenses for the nine months ended September 30, 2025, decreased $7.1 million, to $44.1 million, compared to $51.2 million for the corresponding nine months ended September 30, 2024. The decrease in operating expenses primarily reflects $8.1 million of lower cash compensation costs and $0.6 million of lower software and hardware costs, partially offset by higher professional service costs of $0.9 million and higher stock compensation expense of $0.8 million. The $8.1 million of lower cash compensation costs primarily reflects $12.1 million of lower compensation costs largely due to lower headcount, partially offset by $3.2 million of higher cash severance costs incurred as a result of the reorganization and a $0.8 million lower allocation out of operating expenses primarily due to lower billable service hours.

Revenue

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$4,567	$5,252	$(685)	(13)%	$14,505	$17,394	$(2,889)	(17)%
Service	3,060	4,191	(1,131)	(27)%	10,500	12,366	(1,866)	(15)%
Total	$7,627	$9,443	$(1,816)	(19)%	$25,005	$29,760	$(4,755)	(16)%
Revenue (as % of total revenue):
Subscription	60%	56%			58%	58%
Service	40%	44%			42%	42%
Total	100%	100%			100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.7 million decrease in subscription revenue for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects a decrease of $0.8 million from the expiration of a commercial contract in April 2025.

The $2.9 million decrease in subscription revenue for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects a decrease of $3.5 million from the expiration of commercial contracts in June 2024 and April 2025, partially offset by higher commercial subscription revenue from new and existing commercial contracts.

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

The $1.1 million decrease in service revenue for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects $0.7 million of lower government service revenue from the Central Banks and $0.4 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

The $1.9 million decrease in service revenue for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects $1.9 million of lower government service revenue from the Central Banks.

Revenue by geography

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$2,308	$2,004	$304	15%	$6,781	$8,349	$(1,568)	(19)%
International	5,319	7,439	(2,120)	(28)%	18,224	21,411	(3,187)	(15)%
Total	$7,627	$9,443	$(1,816)	(19)%	$25,005	$29,760	$(4,755)	(16)%
Revenue (as % of total revenue):
Domestic	30%	21%			27%	28%
International	70%	79%			73%	72%
Total	100%	100%			100%	100%

Domestic

The $0.3 million increase in domestic revenue for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects higher commercial subscription revenue from new and existing commercial contracts with domestic customers.

The $1.6 million decrease in domestic revenue for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects a decrease of $2.1 million from the expiration of a commercial subscription contract in June 2024 with a domestic customer, partially offset by higher subscription revenue from new and existing commercial contracts with domestic customers.

International

The $2.1 million decrease in international revenue for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects a decrease of $0.8 million from the expiration of a commercial subscription contract in April 2025 with an international customer, $0.7 million of lower government service revenue from the Central Banks and $0.4 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

The $3.2 million decrease in international revenue for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects $1.9 million of lower government service revenue from the Central Banks and a decrease of $1.4 million from the expiration of a commercial subscription contract in April 2025 with an international customer.

Revenue by market

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$4,267	$4,952	$(685)	(14)%	$13,605	$16,494	$(2,889)	(18)%
Service	41	430	(389)	(90)%	876	864	12	1%
Total Commercial	$4,308	$5,382	$(1,074)	(20)%	$14,481	$17,358	$(2,877)	(17)%

Government:
Subscription	$300	$300	$—	—%	$900	$900	$—	—%
Service	3,019	3,761	(742)	(20)%	9,624	11,502	(1,878)	(16)%
Total Government	$3,319	$4,061	$(742)	(18)%	$10,524	$12,402	$(1,878)	(15)%
Total	$7,627	$9,443	$(1,816)	(19)%	$25,005	$29,760	$(4,755)	(16)%

Revenue (as % of total revenue):
Commercial	56%	57%			58%	58%
Government	44%	43%			42%	42%
Total	100%	100%			100%	100%

Commercial

The $1.1 million decrease in commercial revenue for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects a decrease of $0.8 million from the expiration of a commercial subscription contract in April 2025 and $0.4 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

The $2.9 million decrease in commercial revenue for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects a decrease of $3.5 million from the expiration of commercial subscription contracts in June 2024 and April 2025, partially offset by higher commercial subscription revenue from new and existing commercial contracts.

Government

The $0.7 million decrease in government revenue for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, reflects $0.7 million of lower government service revenue from the Central Banks.

The $1.9 million decrease in government revenue for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, reflects $1.9 million of lower government service revenue from the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	September 30,	September 30,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
ARR	$15,813	$18,674	$(2,861)	(15)%

ARR decreased $2.9 million from September 30, 2024 to September 30, 2025, reflecting the expiration of a commercial contract in April 2025 that accounted for $3.5 million of ARR, partially offset by increases to ARR from new and existing commercial contracts. ARR will be negatively impacted by $3.1 million in the fourth quarter of fiscal 2025, reflecting the conclusion of a contract renegotiation with a domestic customer.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$3,925	$4,517	$(592)	(13)%	$12,404	$15,189	$(2,785)	(18)%
Service (1)	1,730	2,553	(823)	(32)%	6,380	7,228	(848)	(12)%
Amortization expense on acquired intangible assets	(1,209)	(1,173)	(36)	(3)%	(3,546)	(3,445)	(101)	(3)%
Total	$4,446	$5,897	$(1,451)	(25)%	$15,238	$18,972	$(3,734)	(20)%
Gross Profit Margin:
Subscription (1)	86%	86%			86%	87%
Service (1)	57%	61%			61%	58%
Total	58%	62%			61%	64%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The $1.5 million decrease in total gross profit for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects $1.8 million of lower revenue, partially offset by $0.3 million of lower cost of service revenue.

The $3.7 million decrease in total gross profit for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects $4.8 million of lower revenue, partially offset by $1.0 million of lower cost of service revenue.

Subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, was the same.

The decrease in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects lower subscription revenue, partially offset by lower cost of subscription revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects a less favorable mix of service revenue.

The increase in service gross profit margin, excluding amortization expense on acquired intangible assets, for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects a more favorable mix of service revenue.

Operating expenses

Sales and marketing

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$2,852	$5,637	$(2,785)	(49)%	$11,161	$16,789	$(5,628)	(34)%
Sales and marketing (as % of total revenue)	37%	60%			45%	56%

Sales and marketing expenses consist primarily of:

•

compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, professional services and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $2.8 million decrease in sales and marketing expenses for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects:

•	lower cash compensation costs of $2.5 million largely due to lower headcount; and

•	lower stock compensation costs of $0.1 million.

The $5.6 million decrease in sales and marketing expenses for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects:

•	lower cash compensation costs of $5.4 million largely due to lower headcount;

•	lower stock compensation costs of $0.5 million;

•	lower other costs of $0.3 million;

•	lower allocation in for facilities and information technology costs of $0.3 million primarily due to lower allocable costs; and

•	lower professional services costs of $0.2 million; partially offset by

•	higher cash severance costs of $0.9 million incurred as a result of the reorganization.

Research, development and engineering

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$4,315	$6,488	$(2,173)	(33)%	$16,485	$19,873	$(3,388)	(17)%
Research, development and engineering (as % of total revenue)	57%	69%			66%	67%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $2.2 million decrease in research, development and engineering expenses for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects:

•	lower cash compensation costs of $2.6 million largely due to lower headcount; and

•	lower professional services costs of $0.2 million; partially offset by

•	higher stock compensation costs of $0.6 million; and

•	lower allocation out of operating expenses of $0.2 million primarily due to lower billable service hours.

The $3.4 million decrease in research, development and engineering expenses for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects:

•	lower cash compensation costs of $5.3 million largely due to lower headcount;

•	lower professional service costs of $0.6 million; and

•	lower allocation in for facilities and information technology costs of $0.3 million primarily due to lower allocable costs; partially offset by

•	higher cash severance costs of $1.6 million incurred as a result of the reorganization;

•	higher stock compensation costs of $1.0 million; and

•	lower allocation out of operating expenses of $0.5 million primarily due to lower billable service hours.

General and administrative

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$5,355	$4,861	$494	10%	$15,614	$13,695	$1,919	14%
General and administrative (as % of total revenue)	70%	51%			62%	46%

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

The  $0.5 million  increase in general and administrative expenses for the three months ended September 30, 2025 , compared to the corresponding three months ended September 30, 2024, primarily reflects:

•	higher stock compensation costs of $0.5 million;

•	higher other costs of $0.3 million; and

•	lower allocation out for facilities and information technology costs of $0.3 million primarily due to lower allocable costs; partially offset by

•	lower cash compensation costs of $0.7 million largely due to lower headcount.

The $1.9 million increase in general and administrative expenses for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects:

•	higher professional services costs of $1.7 million;

•	higher cash severance costs of $0.7 million incurred as a result of the reorganization;

•	lower allocation out for facilities and information technology costs of $0.6 million primarily due to lower allocable costs;

•	higher other costs of $0.4 million; and

•	higher stock compensation costs of $0.3 million; partially offset by

•	lower cash compensation costs of $1.4 million largely due to lower headcount; and

•	lower software and hardware costs of $0.4 million.

Amortization expense on acquired intangible assets

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$288	$280	$8	3%	$847	$823	$24	3%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	3%			3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The insignificant changes in amortization expense on acquired intangible assets reflect the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$336	$154	$182	118%	$726	$563	$163	29%
Sales and marketing	577	688	(111)	(16)%	1,727	2,198	(471)	(21)%
Research, development and engineering	1,244	648	596	92%	2,872	1,911	961	50%
General and administrative	1,708	1,212	496	41%	3,571	3,267	304	9%
Total	$3,865	$2,702	$1,163	43%	$8,896	$7,939	$957	12%

The $1.2 million increase in stock-based compensation expense for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects a larger number of employee stock grants and a higher estimate of future achievement of performance conditions on performance restricted stock unit awards.

The $1.0 million increase in stock-based compensation expense for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects a larger number of employee stock grants and a higher estimate of future achievement of performance conditions on performance restricted stock unit awards.

We anticipate incurring an additional $15.5 million in stock-based compensation expense through September 30, 2029, for stock awards outstanding as of September 30, 2025.

Other income, net

	Three Months Ended September 30,		Dollar	Percent	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$217	$617	(400)	(65)%	$796	$1,868	(1,072)	(57)%
Other income, net (as % of total revenue)	3%	7%			3%	6%

The $0.4 million decrease in other income, net for the three months ended September 30, 2025, compared to the corresponding three months ended September 30, 2024, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

The $1.1 million decrease in other income, net for the nine months ended September 30, 2025, compared to the corresponding nine months ended September 30, 2024, primarily reflects lower interest income due to lower marketable securities balances and interest rates and a lower refundable tax credit.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the nine months ended September 30, 2025 and 2024 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States, which includes a new Internal Revenue Code ("IRC") Section 174A. Under Section 174A, commencing with tax years beginning after December 31, 2024, domestic research or experimental expenditures may be deducted in the current period rather than capitalized and amortized over multiple years, as previously required under IRC Section 174. As a result of this legislation, we intend to deduct our domestic Section 174A expenditures beginning in our 2025 taxable year. We do not expect the OBBBA to have a material impact on our effective tax rate, financial condition, or results of operations in 2025.

The valuation allowance against deferred tax assets as of September 30, 2025, was $112.8 million, an increase of $8.4 million from $104.4 million as of December 31, 2024.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of September 30, 2025, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP gross profit	$4,446	$5,897	$15,238	$18,972
Amortization of acquired intangible assets	1,209	1,173	3,546	3,445
Amortization and write-off of other intangible assets (1)	222	213	660	634
Stock-based compensation	336	154	726	563
Non-GAAP gross profit	$6,213	$7,437	$20,170	$23,614
Non-GAAP gross profit margin	81%	79%	81%	79%

GAAP operating expenses	$12,810	$17,266	$44,107	$51,180
Depreciation and write-off of property and equipment	(146)	(179)	(430)	(570)
Amortization of acquired intangible assets	(288)	(280)	(847)	(823)
Amortization and write-off of other intangible assets	(128)	(77)	(329)	(164)
Amortization of lease right of use assets under operating leases	(108)	(90)	(309)	(263)
Stock-based compensation	(3,529)	(2,548)	(8,170)	(7,376)
Non-GAAP operating expenses	$8,611	$14,092	$34,022	$41,984

GAAP net loss	$(8,152)	$(10,754)	$(28,102)	$(30,362)
Total adjustments to gross profit	1,767	1,540	4,932	4,642
Total adjustments to operating expenses	4,199	3,174	10,085	9,196
Non-GAAP net loss	$(2,186)	$(6,040)	$(13,085)	$(16,524)

GAAP loss per share (diluted)	$(0.38)	$(0.50)	$(1.30)	$(1.43)
Non-GAAP net loss	$(2,186)	$(6,040)	$(13,085)	$(16,524)
Non-GAAP loss per share (diluted)	$(0.10)	$(0.28)	$(0.61)	$(0.78)

(1)	In the second quarter of fiscal 2025, management updated its definition of Non-GAAP gross profit to adjust for the amortization of patent maintenance costs. The related amortization expense for the three and nine months ended September 30, 2025 and 2024 is now reflected in “amortization and write-off of other intangible assets” above to calculate Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP net loss and Non-GAAP loss per share (diluted).

Non-GAAP gross profit for the three months ended September 30, 2025, decreased by $1.2 million compared to the three months ended September 30, 2024. The decrease primarily reflects lower revenue, partially offset by lower cost of service revenue.

Non-GAAP gross profit for the nine months ended September 30, 2025, decreased by $3.4 million compared to the nine months ended September 30, 2024. The decrease primarily reflects lower revenue, partially offset by lower cost of service revenue.

Non-GAAP gross profit margin for the three months ended September 30, 2025, increased to 81% compared to 79% for the three months ended September 30, 2024. The increase primarily reflects a more favorable mix of service revenue when excluding non-cash costs and lower cost of subscription revenue, partially offset by lower subscription revenue.

Non-GAAP gross profit margin for the nine months ended September 30, 2025, increased to 81% compared to 79% for the nine months ended September 30, 2024. The increase primarily reflects a more favorable mix of service revenue when excluding non-cash costs and lower cost of subscription revenue, partially offset by lower subscription revenue.

Non-GAAP operating expenses for the three months ended September 30, 2025, decreased $5.5 million compared to the three months ended September 30, 2024. The decrease primarily reflects $5.4 million of lower cash compensation costs largely due to lower headcount and $0.3 million of lower software and hardware costs, partially offset by higher other costs of $0.3 million and a $0.3 million lower allocation out of operating expenses primarily due to lower billable service hours.

Non-GAAP operating expenses for the nine months ended September 30, 2025, decreased $8.0 million compared to the nine months ended September 30, 2024. The decrease primarily reflects $8.1 million of lower cash compensation costs and $0.6 million of lower software and hardware costs, partially offset by higher professional service costs of $0.9 million. The $8.1 million of lower cash compensation costs primarily reflects $12.1 million of lower compensation costs largely due to lower headcount, partially offset by $3.2 million of higher cash severance costs incurred as a result of the reorganization and a $0.8 million lower allocation out of operating expenses primarily due to lower billable service hours.

Liquidity and Capital Resources

	September 30,	December 31,
	2025	2024
Working capital	$12,319	$30,193
Current ratio (1)	2.3:1	4.3:1
Cash, cash equivalents and short-term marketable securities	$12,562	$28,730

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $16.2 million decrease in cash, cash equivalents and marketable securities at September 30, 2025, from December 31, 2024, resulted primarily from:

•	cash used in operations;

•	purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units; and

•	purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, federal agency notes, and U.S. treasuries. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three and nine months ended September 30, 2025 and 2024.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Nine Months Ended September 30,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(28,102)	$(30,362)	$(2,260)	(7)%
Non-cash items included in net loss	15,698	13,787	(1,911)	(14)%
Changes in operating assets and liabilities	(366)	(5,762)	(5,396)	(94)%
Net cash used in operating activities	$(12,770)	$(22,337)	$(9,567)	(43)%

Cash used in operating activities for the nine months ended September 30, 2025, decreased by $9.6 million, compared to the corresponding nine months ended September 30, 2024, reflecting a $5.4 million improvement due to the favorable timing of changes in operating assets and liabilities, a $2.3 million lower net loss and $1.9 million of higher non-cash items included in net loss. The favorable timing primarily reflects the timing of customer receipts and vendor payments, lower incentive compensation paid in 2025 for fiscal 2024 than paid in 2024 for fiscal 2023, and the timing and amount of refundable tax credits. The increase in non-cash items included in net loss primarily reflects $1.0 million of higher stock compensation expense and $0.6 million of higher adjustments to our allowance for doubtful accounts.

We incurred cash severance costs of $3.2 million as a result of the reorganization we announced on February 26, 2025, of which $3.2 million was paid during the nine months ended September 30, 2025.

     Cash flows from investing activities

Cash flows from investing activities for the nine months ended September 30, 2025, increased by $14.9 million, compared to the corresponding nine months ended September 30, 2024, primarily reflecting $16.9 million of lower purchases of marketable securities, partially offset by $1.6 million of lower proceeds from maturities of marketable securities and $0.3 million of higher purchases of property and equipment.

     Cash flows from financing activities

Cash flows from financing activities for the nine months ended September 30, 2025, decreased by $31.8 million, compared to the corresponding nine months ended September 30, 2024, primarily reflecting the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024, partially offset by $0.4 million of lower purchases of common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

Our commercial subscription revenue in fiscal 2025 has been negatively impacted by the expiration of a commercial contract that ended in April 2025 with an international customer. The contract contributed $0.8 million and $2.5 million of subscription revenue during the three and nine months ended September 30, 2024, compared to $0.0 million and $1.1 million of subscription revenue during the three and nine months ended September 30, 2025. Our commercial subscription revenue in fiscal 2025 has also been negatively impacted by the expiration of a commercial contract that ended in June 2024 with a domestic customer. The contract contributed $0.0 million and $2.1 million of subscription revenue during the three and nine months ended September 30, 2024, compared to $0.0 million of subscription revenue for both the three and nine months ended September 30, 2025. Our commercial subscription revenue in the fourth quarter of fiscal 2025 will also be impacted by the conclusion of a contract renegotiation with a domestic customer that will negatively impact future revenue by $3.1 million on an annualized basis.

Our government service revenue in fiscal 2025 has been negatively impacted by a smaller approved budget by the Central Banks for program work in 2025. We expect government service revenue in fiscal 2025 to be $1.7 million to $1.8 million lower than in fiscal 2024.

Our expenses in fiscal 2025 will be significantly lower than fiscal 2024 due to the reorganization we announced on February 26, 2025, which reduced our cash expenses by approximately $16.5 million on an annualized basis. We have also identified approximately $5.5 million of other annualized cash cost savings that have now been implemented but not yet fully realized in the interim operating results for the period ended September 30, 2025.

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

Employee Stock Purchase Plan

On February 25, 2025, the Company’s Board of Directors adopted the 2025 Employee Stock Purchase Plan (“ESPP”), which was approved by the Company's shareholders at its annual meeting of shareholders on May 7, 2025. The Company reserved a total of 250 thousand shares and as of September 30, 2025, there were 250 thousand shares authorized and available for future issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their salary for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on June 16, 2025, with the first purchase period ending on December 15, 2025. The stock-based compensation expense and payroll withholding for the ESPP during the three and nine months ended September 30, 2025 were not material.

Incentive Plan Amendment

On May 7, 2025, the Company’s shareholders approved an amendment to the Digimarc Corporation 2018 Stock Incentive Plan (as amended, the “2018 Plan”) to, among other things, increase the number of shares authorized for issuance by 950 thousand shares.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of September 30, 2025, $67.5 million remained available under the new shelf registration statement.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.         Legal Proceedings.

On May 8, 2025, a class action lawsuit captioned Ullom v. Digimarc Corp., et al., No: 3:25-cv-00779-JR (the “Ullom Action”) was filed against the Company in the United States District Court for the District of Oregon. The complaint purports to assert claims against the Company and its Chief Executive Officer and Chief Financial Officer pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between May 2, 2024 and February 26, 2025 (the “class period”). The Ullom Action seeks to recover damages allegedly caused by purported misstatements and omissions regarding the renewal status of a commercial contract, claiming that these alleged misstatements and omissions artificially inflated the price paid for our common stock during the class period.

Subsequently, four derivative lawsuits were filed nominally on the Company’s behalf, including three in the United States District Court for the District of Oregon on August 29, 2025 (as amended September 2, 2025) (Franchi v. McCormack et al., No. 3:25-cv-01543-AN), October 7, 2025 (Chadwick v. McCormack et al., No. 3:25-cv-01838-JR), October 14, 2025 (Jensen v. McCormack et al., No. 3:25-cv-01891-SB), and one in the Circuit Court of the State of Oregon for the County of Multnomah on October 23, 2025 (Johnson v. McCormack et al., No. 25-cv-56998), which are based on the same alleged facts and circumstances as the above-referenced securities class action and are against the Company’s Chief Executive Officer, Chief Financial Officer and directors. The derivative actions collectively assert claims pursuant to Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, and waste of corporate assets.  Each of the four derivative lawsuits seeks to recover damages on the Company’s behalf and alleges that a legally required pre-suit demand on the Board of Directors would be futile and should be excused.

On November 4, 2025, the Chadwick, Jensen and Franchi actions were consolidated and stayed pending resolution of the Company’s anticipated motion to dismiss in the Ullom Action.

These cases are at an early stage.  The Company believes it has defenses to the claims and is responding accordingly. See Note 17 – Commitments and Contingencies to the consolidated financial statements of this Form 10-Q for information on our legal proceedings.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2024 Annual Report. The risks and uncertainties described in our 2024 Annual Report are those risks of which we are aware and that we consider to be material to our business. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q and in Part I, Item 1A: “Risk Factors” of our 2024 Annual Report, you should carefully consider the additional risk factor below.

Actions of activist shareholders and securities litigation can be costly and time-consuming, divert management’s attention and resources, and continue to have an adverse effect on our business.

While we value open dialogue and input from our shareholders, activist shareholders have in the past and could in the future take actions that could be costly and time-consuming for us, disrupt our operations, and divert the attention of our board of directors, management, and employees. Such actions include public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain, additional services of various professionals to advise us in these matters, including legal, financial and communications advisers, the costs of which have negatively impacted our quarterly financial results, and may negatively impact our financial results in the future. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholder initiatives can result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees or other partners, and cause our stock price to experience periods of volatility or otherwise be adversely affected. We are the subject of securities litigation, and volatility in our stock price may in the future cause us to become the target of additional securities litigation, which could result in substantial costs and divert management’s attention and the attention and resources of our board of directors from our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three months ended September 30, 2025:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
July 1, 2025 to July 31, 2025	—	$—	—	$—
Month 2
August 1, 2025 to August 31, 2025	47,548	$8.81	—	$—
Month 3
September 1, 2025 to September 30, 2025	—	$—	—	$—
Total	47,548	$8.81	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

Item 5.               Other Information

None of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended  September 30, 2025.

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

Date: November 13, 2025	DIGIMARC CORPORATION

	By:	/s/ CHARLES BECK
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)