Form 10-K
period 2025-12-31
Digimarc CORP
filed 2026-03-11
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of our common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2025), was approximately $249 million. Shares of common stock beneficially held by each officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 6, 2026, 22,093,287 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement/prospectus (the “Proxy Statement”) for its 2026 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file the Proxy Statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Digimarc, Illuminate, and the circle-d logo are registered trademarks of Digimarc Corporation. EVRYTHNG and EVRYTHNG PRODUCT CLOUD are registered trademarks of EVRYTHNG Limited, a wholly owned subsidiary of Digimarc.

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

Overview

Digimarc, an Oregon corporation, is building the trust layer for the modern world. As artificial intelligence ("AI") accelerates how people produce, share, and interact with the world, the risks of fraud, counterfeiting, and misinformation are growing exponentially. The impacts of these threats are evidenced by:

•	Consumers demanding more transparency into how, where, and by whom products are made.

•	Brands and creators facing rampant counterfeiting and IP theft.

•	Retailers losing hundreds of billions of dollars annually to shrink and theft.

•	Enterprises experiencing an increase in information leaks and digital manipulation.

•	AI-generated content blurring reality, sowing confusion and mistrust.

•	Regulators increasing pressure on companies to prove product authenticity and data integrity.

Our innovative, highly scalable, and ultra-secure solutions make it possible for consumers, businesses, and intelligent systems to instantly verify what's real, protect what matters, and transact with confidence. Our solutions for retail loss prevention, product authentication, and digital trust and integrity are built to counter the speed and sophistication of today's AI-enabled threats. Trusted by a consortium of the world's central banks (the "Central Banks") to deter the counterfeiting of global currency, we exist to protect the truth in every interaction, spanning both the physical and digital worlds.

Physical Digimarc Solutions	Digital Digimarc Solutions
Anti-Counterfeiting: Restore trust with counterfeit resistant packaging and product verification.	Internal Compliance: Ensure policy compliance and prevent misuse of digital assets.
Counterfeiting Deterrence: Deter digital counterfeiting of global currencies.	Leak Detection: Identify leaked information and its source instantly.
Product Swap Prevention: Reduce weight-based shrink at grocery checkouts.	Piracy Prevention: Gain insight into - and control of - digital asset use.
Recycling: Boost product sustainability while revealing never-before-seen data.	Provenance & Authenticity: Restore trust and ensure fair use of digital assets.
Secure Gift Cards: Fight gift card fraud with automated tamper detection.	Royalty Monitoring: Ensure content creators and owners receive proper payment.

Our commercial solutions run on the Illuminate® platform—a high-performance, hyper-scalable, and ultra-secure software as a service (“SaaS”) cloud-based platform for digital connectivity. Tested and trusted by the most highly demanding and mission-critical ecosystems in the world, the Illuminate platform provides the tools for the application of advanced digital watermarks and dynamic Quick Response (“QR”) codes, Application Programming Interfaces ("APIs") that allow for direct integration into other mission critical systems, AI-assisted authentication workflows, and a centralized repository for capturing insights about digital interactions as well as automating activities based on that information.

The foundational digital watermarking technology used in our commercial solutions is backed by decades of innovation and inventions. It is also the same technology we use to deter digital counterfeiting of global currencies as part of our almost 30-year relationship with the Central Banks. This relationship was the first commercially successful large-scale use of our technologies and today protects hundreds of billions of banknotes in circulation around the world.

In April 2025, Digimarc received industrial-scale validation of our recycling solution in the Holy Grail 2.0 trials in Swisttal, Germany. The trial confirmed that Digimarc’s technology enables highly accurate, automated sorting of post-consumer plastic packaging under real-world conditions as well as our solution’s readiness for full commercial deployment.

In April 2025, Digimarc also announced it is supporting one of the consumer packaged goods ("CPG") industry's largest global implementations of GS1 Digital Link-enabled 2D barcodes with Unilever. This rollout will place Unilever at the forefront of the retail industry’s preparation for Sunrise 2027 and adoption of the Digital Product Passport ("DPP") regulation.

In July 2025, Digimarc released its next-generation audio watermarking technology that helps ensure accurate compensation for creators, provides robust authorship verification, and enables best-in-class protection for sensitive content in the era of AI.

In September 2025, Digimarc announced the launch of digitally watermarked security labels for easily-verifiable product authentication. These labels are extremely difficult to re-originate, ultra-resistant to replication, and scannable with a mobile device—with or without an app.

In November 2025, Honeywell announced that by early 2026, it will integrate Digimarc's latest on-scanner software across its handheld retail scanners, enabling retailers to better protect customers and speed up checkout operations.

In December 2025, Digimarc announced the results of the first implementation of its new technology-based, end-to-end gift card security solution. Results included zero incidents of fraud, successful activation of 100% of Digimarc-secured gift cards, and faster activation at the point of sale.

In December 2025, Digimarc announced it is working with Zebra Technologies Corporation to help retailers and brands fight gift card fraud. By configuring their scanners to detect Digimarc's new digital security layer for gift cards, Zebra now plays a key role in helping retailers automate the detection of tampered cards in order to prevent their activation at the point of sale.

Customers and Business Partners

We generate revenue through two primary markets: commercial and government. Commercial includes businesses in a wide range of industries, including retail, CPG, media and technology, pharmaceutical, health and wellness, apparel, and automotive. Government includes the Central Banks and other government customers.

We derive our revenue primarily from software subscriptions and software development services. Subscriptions for our software platform and products are generally sold to our commercial customers. Software development services are generally provided to the Central Banks. During 2025, we generated 41% of our revenue under the long-term contract with the Central Banks, with whom we have been developing, deploying, supporting and enhancing a system to deter digital counterfeiting of currency for nearly 30 years. In December 2022, the 5-year extension option included in our contract with the Central Banks was exercised two years early. The contract now runs through December 31, 2029.

Technology and Intellectual Property

We seek patent protection for our inventions to differentiate our products and technologies, mitigate infringement risks, and develop opportunities for licensing. Our patent portfolio covers a wide range of methods, applications, system architectures and processes.

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 720 U.S. and foreign patents granted and applications pending as of December 31, 2025. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

For a discussion of activities and costs related to our research and development in the last two years, see “Research, development and engineering” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Markets

Digimarc’s digital authentication and identification solutions address market challenges in both physical and digital realms. Our scalable, secure solutions help retailers mitigate loss, enable brands to fight product counterfeiting and deliver secure customer experiences, allow businesses and governments to protect their digital footprint, and help the Central Banks protect their currencies. We also support global initiatives such as advanced plastic recycling, GS1 Digital Link, and DPP.

We sell access to our software platform and products through both direct and indirect sales channels. Our sales are generally focused in North America and Europe.

We believe that our existing solutions represent only a small portion of the potential market for our technology.

Competition

No single competitor or small number of competitors dominate our markets. Our competitors vary depending on the application of our products and services. With physical goods, we generally compete with companies utilizing non-digital technologies such as security inks, microglyphs, and optically variable devices. In the digital space, we generally compete with vendors of security technologies such as digital fingerprinting, pattern recognition, and digital watermarking.

Our competitive position is strong because of our proven, scalable and secure platform and technologies; our large, high-quality, sophisticated patent portfolio; our trade secrets and know-how; and our substantial amount of intellectual property in related innovations for the automatic identification of physical and digital media objects that span basic technologies, applications, system designs, and business processes. Our intellectual property portfolio allows us to use proprietary technologies that are well-regarded by our customers and partners and not available to our competitors without a license. We compete based on the variety of features we offer and a traditional cost/benefit analysis against alternative technologies and solutions. Our competitive position within some markets may be affected by factors such as reluctance to adopt new technologies and by changes in government regulations.

Backlog

Based on projected commitments we have for the periods under contract with our respective customers, we anticipate our current contracts as of December 31, 2025, will generate a minimum of $36.2  million in future revenue, compared to $36.2  million as of December 31, 2024 . This reflects the impact of revenue recognized on our existing backlog, and the expiration or downsells of contracts in 2025, offset by new contracts entered into and upsells on existing contracts in 2025. We expect approximately $23.2 million of the  $36.2  million to be recognized as revenue during 2026.

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

Human Capital Resources and Management

Employees and Labor Relations

At December 31, 2025, we had 110 full-time employees, including 57 in research, development and engineering; 28 in sales, marketing, product, operations and customer support; and 25 in finance, administration, information technology, intellectual property and legal.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good. Voluntary employee turnover was 11 % for the year ended December 31, 2025.

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

Digimarc’s compensation program is designed to pay all our employees fairly for their performance and contributions. We do this by balancing a wide variety of important internal and external factors aligned to our Company culture and values. Compensation and benefits are reviewed against the market annually, at a minimum. To ensure we are offering competitive compensation packages, we have aligned our benchmarks with public SaaS companies.

We strive to provide a base salary and restricted stock units that are competitive with the market and compensate above market for outstanding performance. The Company uses restricted stock units to incentivize candidates and high performing employees that contribute to the strategic goals of the Company and drive Company value. Performance restricted stock units are used with our executive management team and are awarded based upon delivering established financial and strategic goals. Equity incentive compensation promotes a sense of ownership and reinforces our philosophy that all employees are valued shareholders in the long-term success of the business. In alignment with our Company culture, we strive to communicate openly about the objectives of the Company and the design of the compensation program. The compensation process is intended to be fair so that all employees and managers understand the goals and the outcomes of the process.

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

We support training and development programs for our employees through online training programs such as Digimarc University, conferences, seminars, on-the-job training, and skill certifications. We also encourage and foster onsite training programs and mentoring.

Health, Safety and Wellness

We are committed to a safe and drug-free workplace. We continually invest in programs designed to improve physical, mental, and social well-being. We provide access to a variety of innovative, flexible, and convenient health and wellness programs, for our employees and their families.

Governance and Oversight

The executive management team is entrusted with developing and advancing our human capital strategy, which is reviewed by the Board of Directors. Our Chief Operating Officer is charged with developing and stewarding this strategy on a Company-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership capabilities, performance management and total rewards. Key processes include ongoing performance and development feedback, and periodic engagement surveys reviewed by management and the Board of Directors. All employees have access to resources on topics regarding integrity, our code of conduct, diversity, compliance, and workplace harassment. Employees are encouraged to address any concerns through multiple channels, including anonymously whenever possible, without fear of retaliation or retribution.

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

RISKS RELATED TO OUR BUSINESS

(1) Our strategic emphasis on retail loss prevention and gift card fraud solutions may not achieve market adoption and exposes us to integration and procurement risks.

We have emphasized solutions intended to address retail loss prevention and fraud, including in areas such as gift cards. Achieving commercial success in this domain depends on adoption by retailers and other ecosystem participants, which often involves complex, multi-stakeholder integrations with point-of-sale systems, scanners, software platforms, and operational processes. Sales cycles in retail can be long, procurement requirements can be stringent, and deployment decisions may be delayed by competing priorities, budget constraints, or the need for internal change management.

Even after deployment, our solutions may not deliver perceived value at the scale or in the timeframes expected by customers, and customers may choose alternative approaches to fraud prevention and loss mitigation. If we are unable to achieve broad adoption, demonstrate sustained economic value, or manage integration demands, our business, results of operations, and financial condition could be materially adversely affected.

(2) The impact of trade policy changes in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance.

We operate in several European countries, and our domestic and international operations are strongly influenced by matters beyond our control, including changes in geopolitical, social, economic and labor conditions, tax laws, and U.S. and international trade regulations (including tariffs),as well as the impact these changes have on demand for our products. During 2025, we generated 41% of our revenue under the long-term contract with the Central Banks, a majority of which are located outside the United States.

International trade disputes and increased tariffs between the United States and other countries in which we do business could negatively impact our business, results of operations, and financial condition. If the relationship between the United States and other countries results in additional trade disputes, trade protection measures, retaliatory actions, tariffs and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our operations may be adversely affected due to such changes in the economic and political ecosystems in which we do business. Although we have taken actions to diversify our product offerings, these efforts may not be sufficient to mitigate negative impacts on our financial performance resulting from certain changes to trade policies.

We are not able to predict the duration and severity of adverse economic, social, geopolitical or market conditions in the United States or other countries.

(3) As a purveyor of disruptive technology, if our partners and potential customers defer or delay adopting and implementing our technology, or if competitors or other market participants successfully engage in campaigns to discredit our technology, our revenues will be negatively affected.

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

(4) Our future growth will depend to a material extent on the successful advocacy of our technology by our partners to their customers, and implementation of our technology in solutions propagated by our partners and provided by third parties.

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

(5) If leading companies in our target industries downplay, minimize or reject the use of our technology, our product deployment may be slowed, and we may be unable to achieve profitable operations.

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

(6) We are subject to risks encountered by companies developing and relying upon new technologies, products, and services to achieve and sustain profitable operations.

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

(7) A significant portion of our current and potential future revenue is subject to commercial and government contracts and the development of new markets that may involve unpredictable delays and other unexpected changes. Such volatility and uncertainty might limit our actual revenue in any given quarter or year.

We derive a significant portion of our revenue from contracts tied to development schedules or development of new markets, which could shift for months, quarters, or years as the needs of our customers and the markets in which they participate change. Government agencies and commercial customers also face budget pressures that introduce added uncertainty. Any shift in development schedules, budgets, the markets in which we or our partners participate, or customer procurement processes, which are outside our control and may not be predictable, could result in delays in revenues forecasted for any particular period, could affect the predictability of our quarterly and annual results, and might limit our actual revenue recognized in any given quarter or year, resulting in reduced and less predictable revenue, adversely affecting profitability.

We are expanding into new markets, which involve inherent risk and unpredictability. With our acquisition of EVRYTHNG in 2022, we expanded into applications of the product cloud in conjunction with Digimarc watermarks and other data carriers. As we seek to expand outside our areas of historical expertise, we lack the history and insight that benefited us in fields conventionally using digital watermarking. Although we have extensive experience in the commercial application of digital watermarking, we are investing in but may not be as well-positioned for these other opportunities. Accordingly, it may be difficult for us to achieve success in other technologies we might pursue.

(8) A small number of customers account for a substantial portion of our revenue, and the loss of or reduction in any large contract could materially disrupt our business.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Five customers represented approximately 68% of our revenue for the year ended December 31, 2025.

Nearly half of our revenue came from our contract with the Central Banks in 2025 and 2024. The budget for this program is set annually, and the contract expires at the end of 2029. The customer contracts we enter into may contain termination for convenience provisions or may not include automatic renewal provisions. If we were to lose any such contract for any reason, or if our relationship with these customers or the Central Banks were materially modified, our financial results would be adversely affected. For example, recent U.S. and international trade regulations (including tariffs), among other economic and geopolitical uncertainties, could impact our relationship with the Central Banks and other international customers.

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

Alternative technologies that may directly or indirectly compete with our products include:

•	artificial intelligence — the use of AI models to create digital watermarking technologies that embed and detect identifying information within digital content;

•

traditional anti-counterfeiting technologies — solutions designed to deter counterfeiting including security inks, microglyphs, optically variable devices, and magnetic threads used by government agencies and brands (that compete for budgetary outlays);

•

object and image recognition (e.g., trained classifiers employing machine learning) — technologies that recognize one or several pre-specified or learned objects or object classes, usually together with their two-dimensional positions in the image or three-dimensional poses in the scene;

•

digital fingerprints and pattern recognition — a metric, or metrics, computed solely from a source image or audio or video track, that can be used to identify an image or track, or authenticate the image; and

•

object sorting technologies — chemical tracers, taggants, Near Infrared sorters, dot or matrix codes, used to identify and sort objects, and that can be used in connection with systems using a combination of these methods and machine learning.

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

Ongoing geopolitical tensions and the potential for isolationist policies implemented by governments around the world have, and may continue to, affect international relations, resulting in reduced market opportunities and diminished demand in foreign markets. In some cases, such tensions could lead to national security-related restrictions that directly impact our business operations.

(11) We depend on our key employees for our future success. If we are not able to retain, hire, or integrate these employees, we may not be able to meet our commitments.

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

On February 26, 2025, we announced a corporate reorganization, which impacted our workforce by 96 employees.

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

(13) The transition from HolyGrail 2.0 to HolyGrail 2030 and broader recycling ecosystem adoption may not produce expected commercial outcomes and could delay or reduce anticipated revenue opportunities.

Digital watermarking for recycling depends on coordinated adoption across a complex ecosystem that includes consumer packaged goods companies, retailers, materials recovery facilities, recyclers, technology providers, and, in some jurisdictions, regulators. HolyGrail 2.0 concluded in 2025, and HolyGrail 2030, a multi-stakeholder initiative focused on evaluating and enabling industrial-scale deployment of digital watermarking to improve sorting and recycling outcomes, was launched to advance industrial implementation and economic validation. The shift from pilot and demonstration phases to scaled deployment involves significant uncertainty regarding technical integration, capital investment, operational change, and demonstrated economic returns for multiple stakeholders.

If ecosystem participants do not commit to scaled deployments, if program funding declines, if timelines extend, or if economic viability is not demonstrated to the satisfaction of key participants, the pace of adoption may slow or stall. Competing sorting or identification technologies, alternative standards decisions, or changes in regulatory frameworks could also reduce demand for digital watermarking solutions in recycling. These factors could limit our ability to convert program participation into sustained commercial revenue and could materially adversely affect our business, results of operations, and financial condition.

(14) The technological viability and economic attractiveness of competing technologies could cause the consumer-packaged goods industry and related industries to adopt a technology other than digital watermarking to support its waste sortation and recycling initiatives.

We have identified two technologies that could be perceived by industry participants to out-perform or be available on more economically favorable terms than Digimarc’s digital watermarking technology for waste sortation and recycling: chemical tracers and/or AI. Industry leaders in a position to influence the industry at large could determine that chemical tracers or AI represent a more technologically viable and/or economically attractive solution, including due to the greater number of potential suppliers, which in turn could increase pricing competition and lower barriers to entry. Such a determination could result in the devaluation of digital watermarking technology’s ability to support the product packaging lifecycle and negatively affect our revenue growth prospects.

(15) Our business may be adversely affected by the EU Data Act’s requirements regarding customer switching, including mandatory process and contractual changes.

Regulation (EU) 2023/2854 (the "EU Data Act") entered into force on September 12, 2025, and imposes obligations on providers of data processing services intended to reduce obstacles to customers switching to competing services. The EU Data Act’s switching regime may require us to modify contractual terms and customer-facing processes to align with mandated switching requirements, including any required transition assistance and information obligations. These changes could reduce differentiation based on platform integration and increase customer leverage in commercial negotiations.

To the extent the EU Data Act makes switching easier for customers or increases the value of termination rights and transition assistance, we may experience increased customer turnover, shorter contract durations, reduced renewal rates, and reduced revenue predictability. We may also face increased customer demands for concessions, including pricing, term, and termination in exchange for renewals. In addition, contractual changes made to address switching rights and transition assistance may affect the timing and amount of revenue recognized under our customer contracts, including if we are required to provide additional services, assume additional obligations upon termination or switching, or modify commercial terms in a manner that increases concessions or variability. Any of these developments could adversely affect our business, results of operations, and financial condition.

(16) Industry migration toward 2D barcodes and evolving standards initiatives, including Sunrise 2027, could develop in ways that disadvantage our technologies or require additional investment.

Retailers and brand owners are pursuing initiatives to enhance product identification and data carriage, including migration toward 2D barcodes and related standards and interoperability efforts. These initiatives, including “Sunrise 2027,” an industry initiative intended to promote broad point-of-sale readiness to scan 2D barcodes alongside traditional barcodes, may influence technology selection, implementation architectures, certification requirements, and the competitive landscape for identification and authentication solutions.

The timing, scope, and technical choices associated with this migration are uncertain and may vary by retailer, geography, and product category. The market may adopt solutions that do not incorporate our technologies, may favor competing providers, or may implement approaches that reduce the value proposition of our offerings. We may be required to invest in product development, integrations, certifications, and partner enablement to address evolving requirements, and those investments may not result in commensurate revenue. If industry migration occurs more slowly than anticipated, or in a manner that reduces adoption of our technologies, our growth prospects, results of operations, and financial condition could be materially adversely affected.

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

(21) We were not profitable in 2025 or 2024 and may not be able to become profitable in the future, particularly if we were to lose large contracts or fail in our new market development initiatives. Sustained lack of profitability could cause us to incur asset impairment charges for long-lived assets or record valuation allowances against our deferred tax assets.

We incurred net losses in 2025 and 2024 largely due to investments in our business to support product development and sales growth initiatives.

Becoming profitable in the future will depend upon a variety of factors, including our ability to maintain our current customers and to acquire new commercial customers. Profitability will also depend on our efficiency in executing our business strategy and capitalizing on new opportunities. Various adverse developments, including the loss of large contracts or cost overruns on our existing contracts, could adversely affect our revenue, margins, and profitability. For example, recent U.S. and international trade regulations (including tariffs), among other economic and geopolitical uncertainties, could impact our relationship with the Central Banks and other international customers.

If we continue to incur operating losses, an impairment to the carrying value of our long-lived assets, including goodwill, acquired intangible assets, patent assets and property and equipment could result. We test our long-lived assets for impairment when a triggering event occurs that would indicate that the carrying value may not be recoverable. Our methodology for assessing impairment may require management to make judgments and assumptions regarding future cash flows. Our projections of future cash flows are largely based on historical experience, and these projections may not be achieved. Changes to these financial projections used in our impairment analysis could lead to an impairment of all or a portion of our long-lived assets. Any such impairment charge could adversely affect our results of operations and our stock price. We evaluated our long-lived assets for impairment as of December 31, 2025, and 2024 and concluded there was no impairment for either period. We do not guarantee, however, that our long-lived assets will not become impaired in the future.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the value of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires management to identify and weigh all available positive and negative evidence. Management considers recent financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and other evidence in assessing the realizability of our deferred tax assets. Adjustments to our deferred tax assets could adversely affect our results of operations and our stock price. We have maintained a full valuation allowance against our deferred tax assets largely due to the cumulative loss we have incurred over the previous three years, which is considered a significant piece of negative evidence in assessing the realizability of deferred tax assets. As of December 31, 2025, and 2024, we determined a valuation allowance was still appropriate given the cumulative loss. We will not record tax benefits on any future losses until it is determined that it is more likely than not those tax benefits will be realized.

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

Patents have finite lives, and our ability to continue to rely on our patents as a barrier to entry is limited to the term of the patents. Our earliest patents began expiring in 2012, and the patents in our portfolio expire at various times between 2026 and 2040. Further, as part of our ongoing efforts to manage operational costs and optimize our intellectual property portfolio, we have increasingly engaged in the strategic disposal or abandonment of certain non-core patents and patent applications, which may reduce the breadth of our overall intellectual property protection. The size and strength of our portfolio depends on the number of patents that have been granted, offset by the number of patents that expire, in any given year.

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

(24) We are involved in securities class action and related stockholder derivative litigation, and we are also periodically involved in litigation in the ordinary course of business, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

We are involved in securities class action and related stockholder derivative litigation that alleges misstatements and omissions regarding the renewal status of a commercial contract. These proceedings may require significant management time and attention, impose substantial defense costs, and result in extensive discovery obligations, including the production of internal communications and other sensitive information. They may also cause reputational harm and investor uncertainty, complicate commercial negotiations, and contribute to stock price volatility. Adverse outcomes could include monetary damages, settlement payments, attorneys’ fees, increased insurance costs or reduced availability of coverage, and changes to our governance, controls, or business practices.

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

(27) Shareholder activism and governance dynamics, including obligations under cooperation arrangements, may constrain strategic flexibility and increase costs.

We have experienced recent shareholder activism, and in 2025 we entered into a cooperation agreement with certain stockholders that includes commitments and restrictions for a defined period. Shareholder activism and related governance dynamics may require significant attention from management and our Board of Directors, entail substantial advisory and legal costs, and create uncertainty regarding strategic direction and leadership continuity.

Cooperation arrangements, standstill provisions, voting commitments, and other governance-related terms may constrain our ability to pursue strategic alternatives, negotiate transactions, or implement operational initiatives on the timeline or terms we consider optimal. In addition, activism may encourage short-term decision-making, increase internal and external distraction, and create or exacerbate conflicts among stockholders, directors, and management. The termination of cooperation arrangements may also lead to renewed activism, proxy contests, or additional litigation. Any of these developments could adversely affect our ability to execute our business strategy and could materially adversely affect our business, results of operations, and financial condition.

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

GENERAL RISK FACTORS

(29) If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

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

(30) We may need to hire additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could increase costs and impede our ability to achieve or sustain profitability in the short term.

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

On February 26, 2025, we announced a corporate reorganization, which impacted our workforce by 96 employees. This reorganization was intended to streamline our team structure to better align with our long-term growth initiatives and profitability objectives. If we do not fully realize or maintain the anticipated benefits of the reorganization and related cost reduction initiatives, our business, financial condition, or results of operations could be adversely affected, and additional reorganization actions and cost reduction initiatives may be necessary. Our reorganization and cost cutting activities may also yield unintended consequences and costs, such as attrition beyond our intended reorganization, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of the reorganization, all of which may have an adverse effect on our results of operations or financial condition.

(31) Products deploying our technology could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

ITEM 2:         PROPERTIES

In February 2022, we entered into a sublease agreement and lease extension agreement on a new facility in Beaverton, Oregon, in order to move our corporate headquarters. The new facility is 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030. The remaining rent payments as of December 31, 2025 were $6.5 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining term of the lease on our former corporate headquarters.

In December 2025, we entered into a sub-sublease agreement for our corporate headquarters in Beaverton, Oregon, whereby we agreed to sub-sublease 38,400 of the 65,500 square feet of the building to another tenant. The term of the sub-sublease begins in March 2026 and runs through September 2030. The remaining rent payments owed to us under the sub-sublease are $2.9 million.

We believe that our existing office space, after the sub-sublease, is suitable and adequate for our current and foreseeable future needs.

ITEM 3:         LEGAL PROCEEDINGS

On May 8, 2025, a class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the “Ullom Action”) was filed against the Company in the United States District Court for the District of Oregon. An amended complaint was filed on November 26, 2025. The amended complaint purports to assert claims against the Company and its Chief Executive Officer and Chief Financial Officer pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between August 14, 2024 and February 26, 2025 (the “class period”). The Ullom Action seeks to recover damages allegedly caused by purported misstatements and omissions regarding the renewal status of a commercial contract, claiming that these alleged misstatements and omissions artificially inflated the price paid for our common stock during the class period.

Subsequently, five derivative lawsuits were filed nominally on the Company’s behalf, including three in the United States District Court for the District of Oregon: (i) Franchi v. McCormack et al., No. 3:25-cv-01543-AN, filed August 29, 2025 (as amended September 2, 2025) (the "Franchi Action"); (ii) Chadwick v. McCormack et al., No. 3:25-cv-01838-JR, filed October 7, 2025 (the "Chadwick action"); and (iii) Jensen v. McCormack et al., No. 3:25-cv-01891-SB, filed October 14, 2025 (the "Jensen action"); and two in the Circuit Court of the State of Oregon for the County of Multnomah: (i) Johnson v. McCormack et al., No. 25-cv-56998, filed October 23, 2025 (the "Johnson action"); and (ii) Sperry v. McCormack et al., No. 26-cv-00621, filed January 6, 2026. These derivative actions are based on the same alleged facts and circumstances as the Ullom Action and are against the Company’s Chief Executive Officer, Chief Financial Officer and directors. The derivative actions collectively assert claims pursuant to Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. Each of the five derivative lawsuits seeks to recover damages on the Company’s behalf and alleges that a legally required pre-suit demand on the Board of Directors would be futile and should be excused.

On November 4, 2025, the Chadwick, Jensen and Franchi Actions were consolidated and stayed pending resolution of the Company’s anticipated motion to dismiss in the Ullom Action. On January 5, 2026, the Johnson Action was stayed pending the same event. These cases are at an early stage, and the Company believes it has defenses against the claims and is responding accordingly.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq Stock Market LLC in October 2008 under the symbol “DMRC.”

As of March 6, 2026, we had 101 shareholders of record of our common stock, as shown in the records of our transfer agent. Since many holders hold shares in “street name,” we believe that there is a significantly larger number of beneficial owners of our common stock than the number of shareholders of record.

We withhold (purchase) shares of common stock in connection with the vesting of restricted shares, restricted stock units, and performance restricted stock units, to satisfy required tax withholding obligations.

The following table sets forth information regarding purchases of our equity securities during the three-month period ended December 31, 2025:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
October 1, 2025 to October 31, 2025	—	$—	—	$—
Month 2
November 1, 2025 to November 30, 2025	52,986	$7.77	—	$—
Month 3
December 1, 2025 to December 31, 2025	—	$—	—	$—
Total	52,986	$7.77	—	$—

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

Overview

Digimarc, an Oregon corporation, is building the trust layer for the modern world. As artificial intelligence ("AI") accelerates how people produce, share, and interact with the world, the risks of fraud, counterfeiting, and misinformation are growing exponentially. The impacts of these threats are evidenced by:

•	Consumers demanding more transparency into how, where, and by whom products are made.

•	Brands and creators facing rampant counterfeiting and IP theft.

•	Retailers losing hundreds of billions of dollars annually to shrink and theft.

•	Enterprises experiencing an increase in information leaks and digital manipulation.

•	AI-generated content blurring reality, sowing confusion and mistrust.

•	Regulators increasing pressure on companies to prove product authenticity and data integrity.

Our innovative, highly scalable, and ultra-secure solutions make it possible for consumers, businesses, and intelligent systems to instantly verify what's real, protect what matters, and transact with confidence. Our solutions for retail loss prevention, product authentication, and digital trust and integrity are built to counter the speed and sophistication of today's AI-enabled threats. Trusted by the Central Banks to deter the counterfeiting of global currency, we exist to protect the truth in every interaction, spanning both the physical and digital worlds.

Physical Digimarc Solutions	Digital Digimarc Solutions
Anti-Counterfeiting: Restore trust with counterfeit resistant packaging and product verification.	Internal Compliance: Ensure policy compliance and prevent misuse of digital assets.
Counterfeiting Deterrence: Deter digital counterfeiting of global currencies.	Leak Detection: Identify leaked information and its source instantly.
Product Swap Prevention: Reduce weight-based shrink at grocery checkouts.	Piracy Prevention: Gain insight into - and control of - digital asset use.
Recycling: Boost product sustainability while revealing never-before-seen data.	Provenance & Authenticity: Restore trust and ensure fair use of digital assets.
Secure Gift Cards: Fight gift card fraud with automated tamper detection.	Royalty Monitoring: Ensure content creators and owners receive proper payment.

Our commercial solutions run on the Illuminate® platform—a high-performance, hyper-scalable, and ultra-secure SaaS cloud-based platform for digital connectivity. Tested and trusted by the most highly demanding and mission-critical ecosystems in the world, the Illuminate platform provides the tools for the application of advanced digital watermarks and dynamic QR codes, APIs that allow for direct integration into other mission critical systems, AI-assisted authentication workflows, and a centralized repository for capturing insights about digital interactions as well as automating activities based on that information.

The foundational digital watermarking technology used in our commercial solutions is backed by decades of innovation and inventions. It is also the same technology we use to deter digital counterfeiting of global currencies as part of our almost 30-year relationship with the Central Banks. This relationship was the first commercially successful large-scale use of our technologies and today protects hundreds of billions of banknotes in circulation around the world.

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

Some of our accounting policies require higher degrees of judgment than others in their application. We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We derive our revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products, and, to a lesser extent, licensing fees for our software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

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

Results of Operations—the Years Ended December 31, 2025 and December 31, 2024

The following tables present our consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2025	2024
Revenue:
Subscription	$19,844	$22,418
Service	14,069	16,000
Total revenue	33,913	38,418
Cost of revenue:
Subscription (1)	2,633	2,959
Service (1)	5,648	6,628
Amortization expense on acquired intangible assets	4,736	4,592
Total cost of revenue	13,017	14,179
Gross profit	20,896	24,239
Operating expenses:
Sales and marketing	13,939	21,167
Research, development and engineering	20,482	26,209
General and administrative	18,505	17,073
Amortization expense on acquired intangible assets	1,132	1,097
Total operating expenses	54,058	65,546
Operating loss	(33,162)	(41,307)
Other income, net	884	2,341
Loss before income taxes	(32,278)	(38,966)
Provision for income taxes	(31)	(44)
Net loss	$(32,309)	$(39,010)

	Year Ended December 31,
	2025	2024
Percentages are percent of total revenue
Revenue:
Subscription	59%	58%
Service	41%	42%
Total revenue	100%	100%
Cost of revenue:
Subscription (1)	8%	8%
Service (1)	17%	17%
Amortization expense on acquired intangible assets	14%	12%
Total cost of revenue	38%	37%
Gross profit	62%	63%
Operating expenses:
Sales and marketing	41%	55%
Research, development and engineering	60%	68%
General and administrative	55%	44%
Amortization expense on acquired intangible assets	3%	3%
Total operating expenses	159%	171%
Operating loss	(98)%	(108)%
Other income, net	3%	6%
Loss before income taxes	(95)%	(101)%
Provision for income taxes	(—)%	(—)%
Net loss	(95)%	(102)%

(1)	Cost of revenue for Subscription and Service excludes Amortization expense on acquired intangible assets

Summary

Total revenue for the year ended December 31, 2025, decreased $4.5 million, or 12%, to $33.9 million, compared to $38.4 million for the year ended December 31, 2024. The decrease in revenue was primarily driven by $2.6 million of lower subscription revenue and $1.9 million of lower service revenue.

Subscription revenue decreased $2.6 million, or 11%, primarily reflecting a decrease of $4.8 million from the expiration of three commercial contracts, offset by higher subscription revenue from new and existing commercial contracts. The expired commercial contracts included a contract that expired at the end of June 2024 that contributed $2.1 million of subscription revenue in 2024 compared to $0 in 2025, a contract that expired in April 2025 that contributed $3.3 million of subscription revenue in 2024 compared to $1.1 million in 2025, and a contract that expired in October 2025 that contributed $3.1 million of subscription revenue in 2024 compared to $2.5 million in 2025.

Service revenue decreased $1.9 million, or 12%, primarily reflecting a $1.8 million lower budget from the Central Banks for program work in 2025 compared to 2024.

Total operating expenses for the year ended December 31, 2025, decreased $11.5 million, or 18%, to $54.1 million, compared to $65.5 million for the year ended December 31, 2024. The decrease primarily reflected decreases in cash compensation costs of $12.6 million, software and hardware costs of $0.9 million, and marketing spend of $0.8 million, partially offset by increases in stock compensation costs of $1.5 million, legal expenses of $1.0 million, and bad debt expenses of $0.5 million. The $12.6 million decrease in cash compensation costs included a $16.2 million decrease in cash compensation primarily as a result of a lower headcount, partially offset by $2.6 million of higher cash severance costs incurred as a result of corporate reorganizations, and a $1.0 million lower allocation out of operating expenses to cost of revenue primarily due to lower billable service hours. The $1.5 million increase in stock compensation costs primarily reflected a larger number of awards granted under our stock incentive plans.

Revenue

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$19,844	$22,418	$(2,574)	(11)%
Service	14,069	16,000	(1,931)	(12)%
Total	$33,913	$38,418	$(4,505)	(12)%
Revenue (as % of total revenue):
Subscription	59%	58%
Service	41%	42%
Total	100%	100%

Subscription. Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products and patents. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $2.6 million decrease in subscription revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects a decrease of $4.8 million from the expiration of three commercial contracts, offset by higher subscription revenue from new and existing commercial contracts.

Service. Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided. Service contracts can range from days to several years in length. Our contract with the Central Banks, which accounts for the majority of our service revenue, has a contract term through December 31, 2029. The contract is subject to work plans that are reviewed and agreed upon quarterly. The contract provides for predetermined billing rates, which are adjusted to account for cost of living variables, and provides for the reimbursement of third party costs incurred to support the work plans.

The $1.9 million decrease in service revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects $1.8 million of lower service revenue from the Central Banks.

Revenue by geography

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$8,784	$10,195	$(1,411)	(14)%
International	25,129	28,223	(3,094)	(11)%
Total	$33,913	$38,418	$(4,505)	(12)%
Revenue (as % of total revenue):
Domestic	26%	27%
International	74%	73%
Total	100%	100%

Domestic. The $1.4 million decrease in domestic revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects a decrease of $2.6 million from the expiration of two commercial contracts with a domestic customer, one at the end of June 2024 and the other in October 2025, partially offset by higher subscription revenue from new and existing commercial contracts with domestic customers.

International. The $3.1 million decrease in international revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects a decrease of $2.2 million from the expiration of a commercial contract in April 2025 with an international customer and $1.8 million of lower service revenue from the Central Banks, partially offset by higher subscription revenue from new and existing commercial contracts with international customers.

Revenue by market

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$18,644	$21,218	$(2,574)	(12)%
Service	1,122	1,308	(186)	(14)%
Total Commercial	$19,766	$22,526	$(2,760)	(12)%

Government:
Subscription	$1,200	$1,200	$—	—%
Service	12,947	14,692	(1,745)	(12)%
Total Government	$14,147	$15,892	$(1,745)	(11)%
Total	$33,913	$38,418	$(4,505)	(12)%

Revenue (as % of total revenue):
Commercial	58%	59%
Government	42%	41%
Total	100%	100%

Commercial. The $2.8 million decrease in commercial revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects $4.8 million of lower subscription revenue from the expiration of three commercial contracts, partially offset by higher subscription revenue from new and existing commercial customers.

Government. The $1.7 million decrease in government revenue for year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects $1.8 million of lower service revenue from the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	December 31,	December 31,	Increase	Increase
	2025	2024	(Decrease)	(Decrease)
ARR	$13,747	$19,964	$(6,217)	(31)%

ARR decreased $6.2 million, or 31%, from December 31, 2024 to December 31, 2025, primarily reflecting a $3.5 million decrease in ARR due to the expiration of a commercial contract in April 2025 and a $3.1 million decrease in ARR due to the expiration of a commercial contract in October 2025, partially offset by a net increase in ARR from new and existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers;

•	depreciation for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets. Amortization expense includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition in 2022.

Gross profit

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$17,211	$19,459	$(2,248)	(12)%
Service (1)	8,421	9,372	(951)	(10)%
Amortization expense on acquired intangible assets	(4,736)	(4,592)	(144)	(3)%
Total	$20,896	$24,239	$(3,343)	(14)%
Gross Profit Margin:
Subscription (1)	87%	87%
Service (1)	60%	59%
Total	62%	63%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

Total gross profit for the year ended December 31, 2025, compared to the year ended December 31, 2024, decreased $3.3 million primarily due to $4.5 million of lower revenue offset by $1.2 million of lower related costs.

Subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was the same as lower subscription revenue was offset by lower related costs.

Service gross profit margin, excluding amortization expense on acquired intangible assets, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was one percentage point higher primarily due to a favorable mix of service revenue and related costs.

Operating expenses

Sales and marketing

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$13,939	$21,167	$(7,228)	(34)%
Sales and marketing (as % of total revenue)	41%	55%

Sales and marketing expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, operations and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	professional services, consulting and outside contractor costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $7.2 million decrease in sales and marketing expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to:

•	lower cash compensation costs of $6.4 million, primarily due to lower headcount;

•	lower marketing spend of $0.8 million;

•	lower stock compensation costs of $0.5 million; and

•	lower allocation in for facilities and information technology costs of $0.5 million primarily due to lower allocable costs; partially offset by

•	higher consulting costs of $0.4 million; and

•	higher cash severance costs of $0.3 million incurred as a result of corporate reorganizations.

Research, development and engineering

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$20,482	$26,209	$(5,727)	(22)%
Research, development and engineering (as % of total revenue)	60%	68%

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

The $5.7 million decrease in research, development and engineering expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to:

•	lower cash compensation costs of $7.8 million, primarily due to lower headcount;

•	lower professional services and consulting costs of $0.8 million; and

•	lower allocation in for facilities and information technology costs of $0.5 million, primarily due to lower allocable costs; partially offset by

•	higher cash severance costs of $1.6 million incurred as a result of corporate reorganizations;

•	higher stock compensation costs of $1.4 million; and

•	lower allocation out of operating expenses to cost of revenue of $0.7 million primarily due to lower billable service hours.

General and administrative

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$18,505	$17,073	$1,432	8%
General and administrative (as % of total revenue)	55%	44%

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

The $1.4 million increase in general and administrative expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to:

•	higher legal expenses of $1.0 million;

•	lower allocation out of facilities and information technology costs of $0.9 million, primarily due to lower allocable costs;

•	higher stock compensation costs of $0.6 million;

•	higher bad debt expenses of $0.5 million; and

•	higher cash severance costs of $0.7 million incurred as a result of corporate reorganizations; partially offset by

•	lower cash compensation costs of $1.9 million, primarily due to lower headcount; and

•	lower software and hardware costs of $0.5 million.

Amortization expense on acquired intangible assets

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$1,132	$1,097	$35	3%
Amortization expense on acquired intangible assets (as % of total revenue)	3%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition in 2022.

The increase in amortization expense on acquired intangible assets was primarily due to the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$1,112	$706	$406	58%
Sales and marketing	2,295	2,788	(493)	(18)%
Research, development and engineering	3,953	2,522	1,431	57%
General and administrative	4,606	4,013	593	15%
Total stock-based compensation	$11,966	$10,029	$1,937	19%

The $1.9 million increase in stock-based compensation expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflects a larger number of awards granted due to new stock incentive plans.

We anticipate incurring an additional $13.1 million in stock-based compensation expense through December 31, 2029 for awards outstanding as of December 31, 2025.

Leases

In February 2022, we entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon, in order to move our corporate headquarters. The new facility is 65,500 square feet in size. The term of the sublease and lease extension runs through September 2030. The remaining rent payments as of December 31, 2025 were $6.5 million plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining term of the lease on our former corporate headquarters.

In December 2025, we entered into a sub-sublease agreement for our corporate headquarters in Beaverton, Oregon, whereby we agreed to sub-sublease 38,400 of the 65,500 square feet of the building to another tenant. The term of the sub-sublease begins in March 2026 and runs through September 2030. The remaining rent payments owed to us under the sub-sublease are $2.9 million.

Other income, net

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$884	$2,341	$(1,457)	(62)%
Other income, net (as % of total revenue)	3%	6%

The $1.5 million decrease in other income, net for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to $1.1 million of lower interest income driven by a combined lower average interest rate and lower average cash and investment balances, and a $0.4 million lower refundable research and development tax credit, largely due to lower headcount.

Provision for income taxes

The provision for income taxes reflects current taxes and deferred taxes.

For the year ended December 31, 2025, our effective tax rate was 0%, reflecting a valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2025 was $112.7 million, an increase of $8.4 million from $104.4 million as of December 31, 2024. We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of December 31, 2025, and largely due to the cumulative loss incurred by us over the preceding three years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that it is more likely than not those tax benefits will be realized. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.

For the year ended December 31, 2024, our effective tax rate was 0%, reflecting a valuation allowance recorded against our deferred tax assets. The valuation allowance against deferred tax assets as of December 31, 2024, was $104.4 million, an increase of $9.1 million from $95.3 million as of December 31, 2023.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP loss per share (diluted) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
GAAP gross profit	$20,896	$24,239
Amortization of acquired intangible assets	4,736	4,592
Amortization and write-off of other intangible assets	873	849
Stock-based compensation	1,112	706
Non-GAAP gross profit	$27,617	$30,386
Non-GAAP gross profit margin	81%	79%

GAAP operating expenses	$54,058	$65,546
Depreciation and write-off of property and equipment	(597)	(728)
Amortization of acquired intangible assets	(1,132)	(1,097)
Amortization and write-off of other intangible assets	(531)	(276)
Amortization of lease right of use assets under operating leases	(421)	(358)
Stock-based compensation	(10,854)	(9,323)
Non-GAAP operating expenses	$40,523	$53,764

GAAP net loss	$(32,309)	$(39,010)
Total adjustments to gross profit	6,721	6,147
Total adjustments to operating expenses	13,535	11,782
Non-GAAP net loss	$(12,053)	$(21,081)

GAAP loss per share (diluted)	$(1.49)	$(1.83)
Non-GAAP net loss	$(12,053)	$(21,081)
Non-GAAP loss per share (diluted)	$(0.56)	$(0.99)

Non-GAAP gross profit for the year ended December 31, 2025, compared to the year ended December 31, 2024, decreased by $2.8 million primarily due to $4.5 million of lower revenue offset by $1.7 million of lower related cash costs.

Non-GAAP gross profit margin for the year ended December 31, 2025, compared to the year ended December 31, 2024, was two percentage points higher primarily due to a favorable mix of service revenue and related costs.

Non-GAAP operating expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, decreased by $13.2 million primarily due to decreases in cash compensation costs of $12.6 million, software and hardware costs of $0.9 million, and marketing spend of $0.8 million, partially offset by increases in legal expenses of $1.0 million and bad debt expenses of $0.5 million. The $12.6 million decrease in cash compensation costs includes a $16.2 million decrease in cash compensation primarily as a result of a lower headcount, partially offset by $2.6 million of higher cash severance costs incurred as a result of corporate reorganizations and a $1.0 million lower allocation out of operating expenses to cost of revenue, primarily due to lower billable service hours.

Liquidity and Capital Resources

	December 31,	December 31,
	2025	2024
Working capital	$12,988	$30,193
Current ratio (1)	2.6:1	4.3:1
Cash, cash equivalents and short-term marketable securities	$12,866	$28,730

(1)	The current (liquidity) ratio is calculated by dividing total current assets by total current liabilities.

The $15.9 million decrease in cash, cash equivalents and marketable securities at December 31, 2025, from December 31, 2024, resulted primarily from:

•	$11.8 million of cash used in operations;

•	$2.9 million of purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units; and

•	$1.2 million of purchases of property and equipment and capitalized patent costs.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. We place our cash and cash equivalents with major banks and financial institutions and at times deposits may exceed insured limits. Marketable securities include commercial paper, federal agency notes, and corporate notes. Our investment policy requires our portfolio to be invested to ensure that the greater of $3.0 million or 7% of the invested funds will be available within 30 days’ notice.

Other than cash used for operating needs, which may include short-term marketable securities, our investment policy limits our credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of our cash and cash equivalents and marketable securities or $1.0 million, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. Our investment policy also limits our credit exposure by limiting to a maximum of 40% of our cash and cash equivalents and marketable securities, or $15.0 million, whichever is less, to be invested in any one industry category, (e.g., financial, energy, etc.), at the time of purchase. As a result, we believe our credit risk associated with cash and investments to be minimal.

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us in the years ended December 31, 2025 and 2024.

Cash flows from operating activities

	Year Ended December 31,		Dollar	Percent
	2025	2024	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(32,309)	$(39,010)	$(6,701)	(17)%
Non-cash items included in net loss	20,823	17,641	(3,182)	(18)%
Changes in operating assets and liabilities	(293)	(5,203)	(4,910)	(94)%
Net cash used in operating activities	$(11,779)	$(26,572)	$(14,793)	(56)%

Cash flows used in operating activities for the year ended December 31, 2025, compared the year ended December 31, 2024, decreased by $14.8 million, primarily as a result of a $6.7 million lower net loss, $4.9 million from favorable timing of changes in operating assets and liabilities, and $3.1 million of higher non-cash items included in net loss. The favorable timing of changes in operating assets and liabilities are largely due to the timing and amount of customer billings and collections, vendor payments, including prepaid expenses, and refundable research and development tax credits. The increase in non-cash items included in net loss primarily reflects higher stock-based compensation, intangible asset amortization, and bad debt expense.

Cash flows from investing activities

Cash flows from investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, increased by $23.4 million, primarily as a result of lower purchases of marketable securities and lower net proceeds from maturities of marketable securities.

Cash flows from financing activities

Cash flows from financing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, decreased by $31.7 million, primarily due to the $32.2 million of net cash proceeds raised from our registered direct stock offering in February 2024, partially offset by lower purchases of common stock.

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

Our commercial subscription revenue in 2025 was negatively impacted by the expiration of two commercial contracts during the year, one in April 2025 and the other in October 2025, that contributed $3.6 million of revenue during the year ended December 31, 2025, that will not contribute revenue in the future.

Our expenses in 2025 declined significantly throughout the year due to lower headcount because of the corporate reorganization we announced on February 26, 2025. The annual cash compensation savings from the corporate reorganization were approximately $16.5 million on an annualized basis. We also identified approximately $5.5 million of other annualized cash cost savings that were implemented throughout 2025. As these cost saving initiatives were implemented throughout the fiscal year, the operating expenses for the year ended December 31, 2025 do not reflect the full impact of these initiatives.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of December 31, 2025, $67.5 million remained available under the new shelf registration statement.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

•	the concentration of most of our revenue among few customers and the trends and sources of future revenue;

•	anticipated successful advocacy of our technology by our partners;

•	anticipated revenue to be generated from current contracts, renewals and expirations or terminations of contracts, and new programs;

•	our belief regarding the global deployment of our products;

•	our beliefs regarding potential outcomes of participating in the HolyGrail 2030 initiative and the utility of our products in the recycling industry;

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

•

our belief that we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, and the impact of our strategic disposal or abandonment of certain non-core patents and patent applications;

•	anticipated effects of our adoption of accounting pronouncements;

•	our beliefs regarding our critical accounting policies;

•	our expectations regarding the impact of accounting pronouncements issued but not yet adopted;

•	our estimates, judgments and assumptions related to impairment testing;

•	variability of contracted arrangements in response to changes in circumstances underlying the original contractual arrangements;

•	business opportunities that could require that we seek additional financing and our ability to do so;

•	the size and growth of our markets and our assumptions and beliefs related to those markets;

•	the existence of international growth opportunities and our future investment in such opportunities;

•	the impact of the EU Data Act or similar regulations on our business, results of operations, and financial condition;

•	the impact of U.S. and international trade regulations (including tariffs) on our business;

•	our expected short-term and long-term liquidity positions;

•	our capital expenditure and working capital requirements and our ability to fund our capital expenditure and working capital needs through cash flow from operations or financing;

•	our expectations regarding our ability to meet future financial obligations as they become due within the coming fiscal year;

•	the effect of computerized trading on our stock price;

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

•	the strength of our competitive position and our ability to innovate and enhance our competitive differentiation;

•	the competitive strategies of companies marketing competing technologies in the marketplace;

•	our beliefs related to our existing facilities;

•	protection, development and monetization of our intellectual property portfolio;

•	our beliefs related to our relationship with our employees;

•	our beliefs regarding cybersecurity incidents;

•	our beliefs related to certain provisions in our bylaws and articles of incorporation;

•	the impact of shareholder activism on our business strategy, results of operation and financial condition;

•	our beliefs related to legal proceedings and related claims, including shareholder derivative litigation; and

•	other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Item 1A. “Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:         OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for our 2026 annual meeting of shareholders, which we intend to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 15:         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

*10.27	Digimarc Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))
*10.28	Consulting Agreement, entered into as of January 9, 2024, by and between the Company and Andrew Walter (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 29, 2024 (File No. 001-34108))
10.29	Form of Common Stock Purchase Agreement, dated February 24, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2024 (File No. 001-34108))
*10.30	Form of Executive Retention Agreement entered into between Digimarc Corporation and each of Ms. Quinn and Messrs. Beck, Benton, Karamanos, Rodriguez, and Sickles (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 2025 (File No. 001-34108))
*10.31	Executive Retention Agreement entered into between Digimarc Corporation and Mr. McCormack (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the Commission on February 27, 2025 (File No. 001-34108))
10.32	Counterfeit Deterrence System Development and License Agreement, dated as of December 6, 2012, between Digimarc Corporation and the Bank for International Settlements + (incorporated by reference to Exhibit 10.32 to the Company's annual Report on Form 10-K, filed with the Commission on February 27, 2025 (File No. 001-34108))
*10.33	Digimarc Corporation 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2025 (File No. 001-34108))
*10.34	Digimarc Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2025 (File No. 001-34108))
10.35	Cooperation Agreement, dated July 28, 2025, by and among Digimarc Corporation and Rishi Bajaj and Altai Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the commission on July 29, 2025 (File No. 001-34108))

19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
97	Digimarc Corporation Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
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

DIGIMARC CORPORATION

Date: March 11, 2026	By:	/s/ Charles Beck
Charles Beck Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Riley McCormack	President, Chief Executive Officer and Director	March 11, 2026
Riley McCormack	(Principal Executive Officer)

/s/ Charles Beck	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	March 11, 2026
Charles Beck	(Principal Financial and Accounting Officer)

/s/ Katie Kool	Chair of the Board of Directors	March 11, 2026
Katie Kool

/s/ LaShonda Anderson-Williams	Director	March 11, 2026
LaShonda Anderson-Williams

/s/ Rishi Bajaj	Director	March 11, 2026
Rishi Bajaj

/s/ Sheila Cheston	Director	March 11, 2026
Sheila Cheston

/s/ Sandeep Dadlani	Director	March 11, 2026
Sandeep Dadlani

/s/ Dana Mcilwain	Director	March 11, 2026
Dana Mcilwain

/s/ Michael Park	Director	March 11, 2026
Michael Park

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Digimarc Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digimarc Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Revenue recognition for new contracts

As discussed in Note 3 to the consolidated financial statements, the Company recorded $33,913 thousand of total revenue for the year ended December 31, 2025, of which $19,844 thousand was subscription revenue and $14,069 thousand was service revenue. Customer arrangements may contain multiple performance obligations such as software subscriptions, software products, software development services, and/or maintenance and support fees. The Company accounts for individual products and services separately if they are distinct. The Company derives its revenue primarily from software subscriptions and software development services with a wide range of software and service offerings.

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

Portland, Oregon

March 11, 2026

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,820	$12,365
Marketable securities	3,046	16,365
Trade accounts receivable, net	6,513	6,412
Other current assets	1,961	4,189
Total current assets	21,340	39,331
Property and equipment, net	1,104	1,040
Intangibles, net	17,045	22,191
Goodwill	9,056	8,532
Lease right of use assets	3,238	3,659
Other assets	1,175	1,013
Total assets	$52,958	$75,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,359	$5,118
Deferred revenue	3,993	4,020
Total current liabilities	8,352	9,138
Long-term lease liabilities	4,314	5,213
Other long-term liabilities	63	56
Total liabilities	12,729	14,407
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at December 31, 2025 and December 31, 2024)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 21,901 and 21,495 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	22	21
Additional paid-in capital	424,665	415,049
Accumulated deficit	(383,087)	(350,778)
Accumulated other comprehensive loss	(1,421)	(2,983)
Total shareholders’ equity	40,229	61,359
Total liabilities and shareholders’ equity	$52,958	$75,766

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Subscription	$19,844	$22,418
Service	14,069	16,000
Total revenue	33,913	38,418
Cost of revenue:
Subscription (1)	2,633	2,959
Service (1)	5,648	6,628
Amortization expense on acquired intangible assets	4,736	4,592
Total cost of revenue	13,017	14,179
Gross profit	20,896	24,239
Operating expenses:
Sales and marketing	13,939	21,167
Research, development and engineering	20,482	26,209
General and administrative	18,505	17,073
Amortization expense on acquired intangible assets	1,132	1,097
Total operating expenses	54,058	65,546
Operating loss	(33,162)	(41,307)
Other income, net	884	2,341
Loss before income taxes	(32,278)	(38,966)
Provision for income taxes	(31)	(44)
Net loss	$(32,309)	$(39,010)

Loss per share:
Loss per share — basic	$(1.49)	$(1.83)
Loss per share — diluted	$(1.49)	$(1.83)
Weighted average shares outstanding — basic	21,663	21,261
Weighted average shares outstanding — diluted	21,663	21,261

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$17	$(13)
Foreign currency translation adjustment, net of tax of $0	1,545	(406)
Other comprehensive income (loss)	$1,562	$(419)
Net loss	(32,309)	(39,010)
Comprehensive loss	$(30,747)	$(39,429)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Year Ended December 31, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359
Issuance of common stock	—	—	61	—	415	—	—	415
Issuance of restricted common stock	—	—	69	—	—	—	—	—
Vesting of restricted stock units	—	—	409	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—
Purchase of common stock	—	—	(182)	1	(2,880)	—	—	(2,879)
Stock-based compensation	—	—	—	—	12,081	—	—	12,081
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	17	17
Foreign currency translation adjustments	—	—	—	—	—	—	1,545	1,545
Net loss	—	—	—	—	—	(32,309)	—	(32,309)
Balance at December 31, 2025	10	$50	21,901	$22	$424,665	$(383,087)	$(1,421)	$40,229

Year Ended December 31, 2024
Balance at December 31, 2023	10	$50	20,379	$20	$376,189	$(311,768)	$(2,564)	$61,927
Issuance of common stock	—	—	929	1	32,217	—	—	32,218
Issuance of restricted common stock	—	—	45	—	—	—	—	—
Vesting of restricted stock units	—	—	197	—	—	—	—	—
Vesting of performance restricted stock units	—	—	60	—	—	—	—	—
Forfeiture of restricted common stock	—	—	(7)	—	—	—	—	—
Purchase of common stock	—	—	(108)	—	(3,416)	—	—	(3,416)
Stock-based compensation	—	—	—	—	10,059	—	—	10,059
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustments	—	—	—	—	—	—	(406)	(406)
Net loss	—	—	—	—	—	(39,010)	—	(39,010)
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,309)	$(39,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	597	728
Amortization of acquired intangible assets	5,868	5,689
Amortization and write-off of other intangible assets	1,404	820
Amortization of lease right of use assets under operating leases	421	358
Stock-based compensation	11,966	10,029
Increase (decrease) in allowance for doubtful accounts	567	17
Changes in operating assets and liabilities:
Trade accounts receivable	(718)	(687)
Other current assets	1,951	(128)
Other assets	(257)	(156)
Accounts payable and other accrued liabilities	(434)	(1,608)
Deferred revenue	28	(1,838)
Lease liability and other long-term liabilities	(863)	(786)
Net cash provided by (used in) operating activities	(11,779)	(26,572)
Cash flows from investing activities:
Purchase of property and equipment	(570)	(212)
Capitalized patent costs	(654)	(431)
Proceeds from maturities of marketable securities	20,197	22,555
Purchases of marketable securities	(6,878)	(33,194)
Net cash provided by (used in) investing activities	12,095	(11,282)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	32,218
Purchase of common stock	(2,879)	(3,416)
Repayment of loans	(32)	(37)
Net cash provided by (used in) financing activities	(2,911)	28,765
Effect of exchange rate on cash	50	(2)
Net increase (decrease) in cash and cash equivalents	(2,545)	(9,091)
Cash and cash equivalents at beginning of period	12,365	21,456
Cash and cash equivalents at end of period	$9,820	$12,365
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(45)	$(63)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$25	$19
Stock-based compensation capitalized to software and patent costs	$115	$30
Supplemental schedule of non-cash financing activities:
Issuance of shares pursuant to Employee Stock Purchase Plan	$415	$—

See Notes to Consolidated Financial Statements

DIGIMARC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Digimarc, an Oregon corporation, is building the trust layer for the modern world. As artificial intelligence ("AI") accelerates how people produce, share, and interact with the world, the risks of fraud, counterfeiting, and misinformation are growing exponentially.

Digimarc's innovative, highly scalable, and ultra-secure solutions make it possible for consumers, businesses, and intelligent systems to instantly verify what's real, protect what matters, and transact with confidence. Digimarc's solutions for retail loss prevention, product authentication, and digital trust and integrity are built to counter the speed and sophistication of today's AI-enabled threats. Trusted by a consortium of the world's central banks (the "Central Banks") to deter the counterfeiting of global currency, Digimarc exists to protect the truth in every interaction, spanning both the physical and digital worlds.

Physical Digimarc Solutions	Digital Digimarc Solutions
Anti-Counterfeiting: Restore trust with counterfeit resistant packaging and product verification.	Internal Compliance: Ensure policy compliance and prevent misuse of digital assets.
Counterfeiting Deterrence: Deter digital counterfeiting of global currencies.	Leak Detection: Identify leaked information and its source instantly.
Product Swap Prevention: Reduce weight-based shrink at grocery checkouts.	Piracy Prevention: Gain insight into - and control of - digital asset use.
Recycling: Boost product sustainability while revealing never-before-seen data.	Provenance & Authenticity: Restore trust and ensure fair use of digital assets.
Secure Gift Cards: Fight gift card fraud with automated tamper detection.	Royalty Monitoring: Ensure content creators and owners receive proper payment.

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

Cash Equivalents

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, federal agency notes, money market securities, corporate notes, and U.S. treasuries, totaling $8,403 and $8,889 at  December 31, 2025 and 2024, respectively. Cash equivalents are carried at either cost or fair value depending on the type of security.

Marketable Securities

The Company considers all investments with original maturities over 90 days that mature in less than one-year from the balance sheet date to be short-term marketable securities. Short-term marketable securities primarily include commercial paper, federal agency notes, corporate notes, and U.S. treasuries.

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

The Company places its cash and cash equivalents with major banks and financial institutions, and at times deposits may exceed insured limits. Other than cash used for operating needs, which may include short-term marketable securities with the Company’s principal banks, the Company’s investment policy limits its credit exposure to any one financial institution or type of financial instrument by limiting the maximum of 5% of its cash equivalents and marketable securities or $1,000, whichever is greater, to be invested in any one issuer except for the U.S. government, U.S. federal agencies and U.S. backed securities, which have no limits, at the time of purchase. The Company’s investment policy also limits its credit exposure by limiting the maximum of 40% of its cash equivalents and marketable securities, or $15,000, whichever is less, to be invested in any one industry category, (e.g., financial, energy, etc.), at the time of purchase. As a result, the Company’s credit risk associated with cash and cash equivalents and marketable securities is believed to be minimal.

The Company manages credit risk on accounts receivable by evaluating a customer’s credit worthiness before extending any significant amount of credit. There is a significant concentration of accounts receivable at various times from our largest customers. These customers have significant financial means and a history of paying their invoices. The Company maintains an allowance for its doubtful accounts receivable to reflect any estimated credit losses. See Note 7 for detailed disclosures of the Company's allowance for doubtful accounts.

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

Goodwill

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may exceed the fair value, in accordance with ASC 350 “Intangibles – Goodwill and Other.” The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. In connection with the Company’s annual impairment tests of goodwill as of June 30, 2025 and 2024, it was concluded that there was no impairment to goodwill as the estimated fair value of the Company’s reporting unit significantly exceeded the carrying value.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors. These awards include restricted stock awards, restricted stock units, performance restricted stock units, and shares offered for purchase under the Company's Employee Stock Purchase Plan ("ESPP"). The measurement of these awards is based on estimated fair values. The estimated fair value of stock-based awards is recognized over the vesting period of the award using the straight-line method.

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

  Foreign Currency

The Company prepares consolidated financial statements in its reporting currency, the U.S. dollar. The functional currency of the Company’s foreign subsidiaries generally is the applicable local currency. Monetary assets and liabilities denominated in a foreign currency are remeasured at the end of each reporting period, with respective gain or loss recorded in "other income, net" on the Consolidated Statements of Operations. Financial statements of each foreign subsidiary are translated from their respective functional currencies to U.S. dollar, with translation adjustments recorded in "other comprehensive income (loss)" on the Consolidated Statements of Operations and Comprehensive Loss, and foreign currency translation adjustments on the Consolidated Statements of Shareholders’ Equity. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Revenue and expenses are translated using the average exchange rates during the period. Equity transactions are translated at the historical exchange rates. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. The ASU requires disaggregated disclosure of income statement expenses, primarily on disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This authoritative guidance will be effective for the Company starting in the fiscal year ending December 31, 2027 for annual periods and in the first quarter of the fiscal year ending December 31, 2028 for interim periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements”, which provides amendments intended to clarify interim disclosure requirements and improve the usability and consistency of interim financial reporting. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

In December 2025, the FASB issued ASU No. 2025‑12, “Codification Improvements,” which includes amendments designed to clarify, correct, or enhance various areas of the FASB Accounting Standards Codification. These amendments do not introduce new accounting requirements but are intended to improve the clarity and consistency of the existing guidance. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities as of  December 31, 2025 and 2024, respectively, was as follows:

December 31, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$1,210	$—	$—	$1,210
Commercial paper	—	7,093	—	7,093
Federal agency notes	—	2,223	—	2,223
Corporate notes	—	923	—	923
Total	$1,210	$10,239	$—	$11,449

December 31, 2024	Level 1	Level 2	Level 3	Total
Money market securities	$112	$—	$—	$112
Commercial paper	—	10,633	—	10,633
U.S. treasuries	—	9,192	—	9,192
Federal agency notes	—	5,317	—	5,317
Total	$112	$25,142	$—	$25,254

The fair value maturities of the Company’s cash equivalents and marketable securities as of  December 31, 2025 are as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$11,449	$11,449	$—	$—	$—

(3) Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue from Contracts with Customers” by applying the following steps:

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The Company derives its revenue primarily from software subscriptions and software development services. Applicable revenue recognition criteria are considered separately for each performance obligation as follows:

•	Subscription revenue consists primarily of revenue earned from subscription fees for access to the Company’s SaaS platform and products and, to a lesser extent, licensing fees for software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

•	Service revenue consists primarily of revenue earned from the performance of software development services and, to a lesser extent, professional services. The majority of software development contracts are structured as time and materials agreements. Revenue for services is generally recognized as the services are performed. Billing for services rendered generally occurs within one month after the services are provided.

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

All revenue recognized in the Consolidated Statements of Operations is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Year Ended December 31,
	2025	2024
Commercial:
Subscription	$18,644	$21,218
Service	1,122	1,308
Total Commercial	$19,766	$22,526
Government:
Subscription	$1,200	$1,200
Service	12,947	14,692
Total Government	$14,147	$15,892
Total	$33,913	$38,418

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

The following table provides information about contract assets:

	December 31,	December 31,
	2025	2024
Contract acquisition costs, current	$193	$38
Contract acquisition costs, long-term	176	—
Total	$369	$38

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	December 31,	December 31,
	2025	2024
Deferred revenue, current	$3,993	$4,020
Deferred revenue, long-term	17	2
Total	$4,010	$4,022

The Company recognized $4,011 of revenue during the year ended  December 31, 2025 that was included in the contract liability balance as of December 31, 2024.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $27,989 and $25,215, as of  December 31, 2025 and 2024, respectively. As of  December 31, 2025, the Company expects $23,163 of the $27,989 to be recognized as revenue during the year ending December 31, 2026.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(4) Segment Information

Significant Segment Expenses

The Company derives its revenue from a single reporting segment: product digitization solutions. Revenue is generated in this segment primarily through software subscriptions and software development services. The Company manages its business activities on a consolidated basis. In addition, the Chief Executive Officer of the Company, as the CODM, reviews the Company’s operating results and makes decisions to allocate resources based on consolidated financial information. As such, the Company has one single reportable segment. The CODM uses consolidated net income (loss) as a performance measure and total consolidated assets as an asset measure, to assess performance of the company, to allocate working capital, and to monitor budget versus actual results.

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Year Ended December 31,
	2025	2024
Revenue:
Subscription	$19,844	$22,418
Service	14,069	16,000
Total revenue	33,913	38,418
Cost of revenue:
Subscription (1)	2,633	2,959
Service (1)	5,648	6,628
Amortization expense on acquired intangible assets	4,736	4,592
Total cost of revenue	13,017	14,179
Operating expenses:
Cash compensation	26,445	38,997
Stock-based compensation	10,854	9,323
Professional services and consultants	8,110	7,757
Software and hardware	2,679	3,538
Depreciation and amortization	2,260	2,104
Other segment items (2)	3,710	3,827
Total operating expenses	54,058	65,546
Operating loss	(33,162)	(41,307)
Other income, net	884	2,341
Provision for income taxes	(31)	(44)
Net loss	$(32,309)	$(39,010)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.
(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Year Ended December 31,
	2025	2024
Domestic	$8,784	$10,195
International (1)	25,129	28,223
Total	$33,913	$38,418

(1)	Revenue from the Central Banks is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Year Ended December 31,
	2025	2024
Customer A	41%	41%
Customer B	12%	15%
Customer C	*	14%

*	Less than 10%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Long-lived tangible assets by geographical area

Long-lived tangible assets by geographic area were as follows:

	December 31,	December 31,
	2025	2024
United States	$1,102	$1,026
Europe	2	14
Total	$1,104	$1,040

(5) Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include restricted stock awards, restricted stock units, performance restricted stock units, and shares offered for purchase under the Company's ESPP.

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

Performance Restricted Stock Units

The fair value of performance restricted stock unit (“PRSU”) awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the fair market value of the Company’s common stock on the date of the grant (measurement date), adjusted for probability of achievement of the performance criteria as of each reporting date, and is recognized on a straight-line basis over the service period of the award, which is generally one to three years for employee grants. The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized.

The fair value of performance restricted stock unit awards that vest upon meeting a service condition and a market condition, such as the Company exceeding shareholder returns as compared to an index of peer companies, is determined on the date of grant (measurement date) using the Monte Carlo valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is generally three years for employee grants.

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

Monte Carlo Valuation Inputs:

	Year Ended December 31,
	2025	2024
Stock price	$13.14 - $13.73	$25.39 - $39.49
Expected volatility	70.9%	66.3%
Risk-free interest rate	3.8%	4.3%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Employee Stock Purchase Program

The fair value of shares offered for purchase under the Company's ESPP is determined at the beginning of each offering period (measurement date) using the Black-Scholes valuation model. The Company recognizes the fair value of the award on a straight-line basis over the service period of the award, which is eighteen months.

The following inputs are used in the Black-Scholes valuation model to estimate the fair value:

Stock Price. The stock price represents the fair market value of the Company's common stock on the measurement date.

Expected Volatility. The Company estimates the volatility of its common stock at the measurement date based on the historical volatility of its common stock based on historical prices over the most recent period commensurate with the term of the award.

Risk-Free Interest Rate. The Company determines the risk-free interest rate using current U.S. treasury yields for bonds with a maturity commensurate with each term of the offering period.

Term. The term represents the number of months between the start of the offering period and each purchase date in the offering period.

Black-Scholes Valuation Inputs:

Year Ended December 31,
2025
Stock price	$8.00 - $12.52
Risk-free interest rate	3.5% - 4.3%
Expected volatility	69.5% - 105.8%
Expected term	0.5 - 1.5

Stock-based Compensation

	Year Ended December 31,
	2025	2024
Stock-based compensation:
Cost of revenue	$1,112	$706
Sales and marketing	2,295	2,788
Research, development and engineering	3,953	2,522
General and administrative	4,606	4,013
Stock-based compensation expense	11,966	10,029
Capitalized to software and patent costs	115	30
Total stock-based compensation	$12,081	$10,059

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plans:

	December 31,	December 31,
	2025	2024
Total unrecognized compensation costs	$13,110	$16,226

Total unrecognized compensation costs will be adjusted for any future forfeitures if and when they occur.

The Company expects to recognize the total unrecognized compensation costs as of  December 31, 2025 for all non-vested stock-based awards over weighted average periods through December 31, 2029 as follows:

	RSAs	RSUs	PRSUs	ESPP
Weighted average period (in years)	0.87	1.38	1.14	0.95

As of December 31, 2025, under the Company’s stock incentive plan, an additional 2,282 shares remained available for future grants, and under the Company's ESPP, an additional 189 shares remained available for future offering periods. The Company issues new shares upon grants of RSAs, upon vesting of RSU and PRSU awards, and upon purchase of ESPP shares.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Restricted Stock Awards Activity

The following table presents the unvested balance of RSA activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance, December 31, 2023	105	$29.89
Granted	45	$28.37
Vested	(84)	$29.20
Forfeited	(7)	$27.57
Unvested balance, December 31, 2024	59	$29.98
Granted	69	$12.69
Vested	(43)	$30.50
Forfeited	—	$—
Unvested balance at December 31, 2025	85	$15.77

The fair value of RSAs vested is as follows:

	Year Ended December 31,
	2025	2024
Fair value of RSAs vested	$724	$2,234

Restricted Stock Units Activity

The following table presents the unvested balance of RSU awards activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2023	442	$23.77
Granted	228	$35.29
Vested	(197)	$26.86
Forfeited	(67)	$26.58
Unvested balance, December 31, 2024	406	$28.27
Granted	792	$12.30
Vested	(409)	$16.80
Forfeited	(205)	$26.32
Unvested balance, December 31, 2025	584	$15.32

The fair value of RSU awards vested is as follows:

	Year Ended December 31,
	2025	2024
Fair value of RSU awards vested	$5,237	$5,747

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

Performance Restricted Stock Units Activity

The following table presents the unvested balance of PRSU awards activity:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested balance, December 31, 2022	67	$31.92
Change in units based on performance expectations	(6)	$32.02
Granted	134	$27.75
Vested	(2)	$32.02
Forfeited	(1)	$32.02
Unvested balance, December 31, 2023	192	$29.01
Change in units based on performance expectations	30	$22.37
Granted	73	$36.77
Vested	(60)	$22.37
Forfeited	(20)	$34.17
Unvested balance, December 31, 2024	215	$32.08
Change in units based on performance expectations	(5)	$24.71
Granted	429	$15.06
Vested	(49)	$44.17
Forfeited	(57)	$25.47
Unvested balance, December 31, 2025	533	$20.70

The fair value of PRSU awards vested is as follows:

	Year Ended December 31,
	2025	2024
Fair value of PRSU awards vested	$1,707	$2,370

Employee Stock Purchase Plan Activity

On February 25, 2025, the Board of Directors approved the adoption of the Digimarc Corporation ESPP allowing eligible employees to voluntarily purchase shares of the Company's common stock at 85% of the lower of the market price at the start of the offering period or on the purchase date of each six-month purchase period within an eighteen-month offering window. If the market price of the Company's common stock on the purchase date is lower than the market price at the start of the offering period, participants are rolled over into a subsequent offering period, resulting in a reset of the offering price and the eighteen-month offering window. Employees can authorize anywhere between 1% to 15% of their base salary to purchase shares under the ESPP, subject to the U.S. Internal Revenue Code ("IRC") annual limitations.

ESPP activity is as follows:

Year Ended December 31,
2025
Shares Issued	61
Weighted Average Purchase Price	$8.00
Weighted Average Fair Value of Purchase Rights	$5.59

(6) Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with ASC 260 “Earnings Per Share,” using the treasury stock method.

Basic earnings per share excludes dilution and is calculated by dividing earnings by the weighted-average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing earnings by the weighted-average number of shares, as adjusted for the potentially dilutive effect of unvested RSUs and PRSUs, and outstanding ESPP purchase rights. The dilutive effect of unvested RSUs and PRSUs and outstanding ESPP purchase rights is determined using the treasury stock method. RSAs are included in shares outstanding on the date of grant.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The following table reconciles earnings (loss) per share:

	Year Ended December 31,
	2025	2024
Basic Earnings (Loss) per Share:
Net loss — basic	$(32,309)	$(39,010)
Weighted average shares outstanding — basic	21,663	21,261
Basic loss per share	$(1.49)	$(1.83)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(32,309)	$(39,010)
Weighted average shares outstanding — diluted	21,663	21,261
Diluted loss per share	$(1.49)	$(1.83)

The following table indicates the common stock equivalents related to unvested RSUs and PRSUs and outstanding ESPP purchase rights that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2025	2024
Anti-dilutive shares due to net loss	—	102

(7) Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	December 31,	December 31,
	2025	2024
Trade accounts receivable, current	$7,271	$6,563
Trade accounts receivable, long-term	90	80
Allowance for doubtful accounts	(758)	(151)
Trade accounts receivable, net	$6,603	$6,492
Unpaid deferred revenue included in trade accounts receivable	$2,597	$2,590

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	December 31,	December 31,
	2025	2024
Company A	47%	47%
Company B	19%	*

*	Less than 10%

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

	December 31,	December 31,
	2025	2024
Software	$6,061	$5,476
Equipment	2,621	2,566
Leasehold improvements	227	203
Office furniture and fixtures	63	63
Gross property and equipment	8,972	8,308
Accumulated depreciation	(7,868)	(7,268)
Property and equipment, net	$1,104	$1,040

(9) Goodwill

Balance at December 31, 2023	$8,641
Currency translation adjustments	(109)
Balance at December 31, 2024	$8,532
Currency translation adjustments	524
Balance at December 31, 2025	$9,056

(10) Intangibles

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	December 31,	December 31,
	(years)	2025	2024
Capitalized patent costs	~17	$8,795	$9,174

Intangible assets acquired:
Developed technology	5	24,095	22,504
Customer relationships	10	11,514	10,754
Purchased intellectual property	10	250	250
Gross intangible assets		44,654	42,682
Accumulated amortization		(27,609)	(20,491)
Intangibles, net		$17,045	$22,191

The amortization of capitalized patent costs, developed technology, and purchased intellectual property is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations.

Amortization expense on intangible assets was as follows:

	Year Ended December 31,
	2025	2024
Amortization expense	$6,385	$6,233

For intangible assets recorded at December 31, 2025, the estimated future aggregate amortization expense for the years ending December 31, 2026 through December 31, 2030 is as follows:

Amortization
As of December 31, 2025	Expense
2026	$6,509
2027	1,690
2028	1,689
2029	1,684
2030	1,682

(11) Leases

The Company accounts for leases in accordance with ASC 842, “Leases.”

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

In February 2022, the Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through  September 2030. The remaining rent payments as of December 31, 2025 were  $6,487 plus operating expenses, payable in monthly installments. The first  26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	December 31,	December 31,
	2025	2024
Lease right of use assets	$3,238	$3,659
Lease liabilities, current	$899	$781
Lease liabilities, long-term	$4,314	$5,213

Weighted-average remaining life (in years)	4.7	5.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was recorded for the years ended December 31, 2025 and December 31, 2024.

Operating lease expense is included in “operating expenses” in the Consolidated Statements of Operations and in “cash flows from operating activities” in the Consolidated Statements of Cash Flows. The operating leases include variable lease payments, which are included in operating lease expense. Additional details of the Company’s operating leases are presented in the following table:

	Year Ended December 31,
	2025	2024
Operating lease expense	$1,441	$1,482
Cash paid for operating leases	$1,800	$1,663

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2025:

Cash
Payment
As of December 31, 2025	Obligations
2026	$1,356
2027	1,397
2028	1,296
2029	1,389
2030	1,066
Thereafter	—
Total lease payments	6,504
Imputed interest	(1,291)
Total minimum lease payments	$5,213

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

  Stock Incentive Plan

In March 2018, the Company’s Board of Directors approved the 2018 Incentive Plan ( “2018 Plan”), which was later approved by the Company’s shareholders at the Company’s 2018 Annual Meeting of Shareholders in April 2018. The 2018 Plan replaced the 2008 Incentive Plan ( “2008 Plan”). The 2018 Plan provides for the grant of stock options, stock appreciation rights ("SARs"), restricted stock awards, restricted stock units, performance restricted stock units, and other stock or cash-based awards, which may be granted to officers, directors, employees, consultants, agents, advisors and independent contractors who provide services to the Company and its affiliated companies.

The 2018 Plan originally authorized the issuance of 1,000 shares of common stock. In addition, up to  770 shares of common stock subject to awards outstanding under the 2008 Plan became available for issuance under the  2018 Plan to the extent that those shares cease to be subject to the awards (as a result of, for example, expiration, cancellation or forfeiture of the award). The shares authorized under the  2018 Plan are subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar event. Shares issued under the  2018 Plan will consist of authorized and unissued shares or shares held by the Company as treasury shares. If an award granted under the 2018 Plan lapses, expires, terminates or is forfeited or surrendered without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by that award will again be available for issuance under the  2018 Plan. Shares that are (i) tendered by a participant or retained by the Company as payment for the purchase price of an award or to satisfy tax withholding obligations or (ii) covered by an award that is settled in cash, or in some manner that some or all of the shares covered by the award are  not issued, will again be available for issuance under the  2018 Plan. In addition, awards granted as substitute awards in connection with acquisition transactions will  not reduce the number of shares authorized for issuance under the  2018 Plan.

In May 2023, the  2018 Plan was modified as approved by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders. The amendment added 1,200 additional shares to the pool of shares authorized for issuance.

In May 2025, the 2018 Plan was modified as approved by the Company's shareholders at the Company's 2025 Annual Meeting of Shareholders. The amendment added 950 additional shares to the pool of shares authorized for issuance.

Employee Stock Purchase Plan

In February 2025, the Company's Board of Directors approved the Digimarc Corporation ESPP, which was later approved by the Company's shareholders at the Company's 2025 Annual Meeting of Shareholders in May 2025. The approval of the ESPP authorized the issuance of up to 250 shares of common stock. The plan allows eligible employees to purchase Digimarc common stock at 85% of the lower of the market price at the start of the offering period or on the purchase date of each six-month purchase period within an eighteen-month offering window. If the market price of the Company's common stock on the purchase date is lower than the market price at the start of the offering period, participants are rolled over into a subsequent offering period, resulting in a reset of the offering price and the eighteen-month offering window. Employees can authorize anywhere between 1% to 15% of their base salary to purchase shares under the ESPP, subject to the IRC annual limitations.

(13) Defined Contribution Plan

The Company sponsors an employee retirement savings plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan combines both an employee savings plan and a company matching plan into one plan under Section 401(k), including a 401(k) Roth option. Company matching contributions were paused effective July 1, 2025. Employees become eligible to participate in the Plan at the beginning of the month following the employee’s hire date. Employees may contribute up to 75% of their pay to the Plan, subject to the annual limitations of the IRC.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

The Company made matching contributions in the aggregate amount as follows:

	Year Ended December 31,
	2025	2024
Matching contributions	$457	$1,234

(14) Other Income

The following table provides information about other income, net:

	Year Ended December 31,
	2025	2024
Interest income	$681	$1,818
Refundable tax credit	182	550
Foreign currency gains (losses)	21	(27)
Total other income, net	$884	$2,341

(15) Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the years ended  December 31, 2025 and 2024 was 0%. The Company continues to provide for a valuation allowance to offset its net deferred tax assets, primarily net operating losses ("NOLs") and tax credits, until such time it is more likely than not the tax assets or portions thereof will be realized.

Components of loss before income taxes are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(22,248)	$(27,044)
International	(10,030)	(11,922)
Loss before income taxes	$(32,278)	$(38,966)

Components of the (provision) benefit for income taxes allocated to continuing operations include the following:

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$5
State	(8)	(13)
Foreign	(23)	(36)
Sub-total	$(31)	$(44)
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Sub-total	$—	$—
Total	$(31)	$(44)

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to (income) loss before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2025	%	2024	%
Income taxes computed at U.S. statutory rates	$6,778	21%	$8,183	21%
State income taxes, net of federal tax benefit	(7)	—%	(10)	—%
(Increases) decreases resulting from:
Foreign tax effects:
United Kingdom:
Change in valuation allowance	(2,513)	(8)%	(2,443)	(6)%
Statutory rate differential	407	1%	615	2%
Research and development tax deductions and credits	25	—%	650	2%
NOLs surrendered for refundable tax credit	—	—%	(1,355)	(3)%
Other	(54)	—%	3	—%
Other foreign jurisdictions	6	—%	(9)	—%
Tax credits:
Research and development tax credits	832	3%	1,373	4%
Nontaxable or nondeductible items:
Stock compensation expense windfall (shortfall)	(542)	(2)%	171	1%
Other	(270)	(1)%	(56)	—%
Change in valuation allowance	(4,860)	(15)%	(7,001)	(18)%
Change in unrecognized tax benefits	(96)	—%	(74)	—%
Other	263	1%	(91)	—%
Total	$(31)	—%	$(44)	—%

(1)

During the Year Ended December 31, 2025, state taxes in California, Massachusetts, and New Jersey comprised the majority of the tax effect in this category. During Year Ended December 31, 2024, South Carolina and New York comprised the majority.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and deferred tax liabilities are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Federal and state net operating losses	$88,985	$79,856
Federal and state research and experimentation credits	14,626	13,610
Research and experimental costs	9,464	12,806
Stock based compensation	2,289	1,822
ASC 842 - lease liabilities	1,125	1,303
Accrued compensation	270	324
Fixed asset differences	220	191
Intangible asset differences	3	4
Other	182	264
Total gross deferred tax assets	117,164	110,180
Less valuation allowance	(112,746)	(104,361)
Net deferred tax assets	$4,418	$5,819

Deferred tax liabilities:
Patent expenditures	$(808)	$(888)
ASC 842 - right of use assets	(699)	(795)
Fixed asset differences	(1)	(4)
Intangible asset differences	(2,910)	(4,132)
Total gross deferred tax liabilities	$(4,418)	$(5,819)
Total net deferred tax assets and liabilities	$—	$—

The Company had a valuation allowance of $112,746 and $104,361 on deferred tax assets as of  December 31, 2025 and 2024, respectively, an increase of $8,385 during the year ended December 31, 2025.

As of December 31, 2025, the Company has federal, state, and foreign NOL carryforwards of $289,499, $177,072, and $80,051 respectively, which have a carryforward of 5 years to indefinite depending on the jurisdiction.

As of  December 31, 2025, the Company has federal research and experimental tax credits of $15,832, which have a carryforward of 20 years.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

A summary reconciliation of the Company’s uncertain tax positions is as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$1,137	$1,063
Addition for current year tax positions	66	85
Addition (reduction) for prior year positions	30	(11)
Ending balance	$1,233	$1,137

As of December 31, 2025, the total unrecognized tax benefits, if recognized, would not materially affect the Company’s effective tax rate.

The Company records accrued interest and penalties associated with uncertain tax positions in the “provision for income taxes” in the Consolidated Statements of Operations. For the years ended  December 31, 2025 and 2024, the Company recognized accrued interest and penalties associated with uncertain tax positions of $0 and $0, respectively.

The Company’s open tax years subject to examination in the U.S. federal jurisdiction are 2022 through 2024, in applicable state jurisdictions for the tax years 2022 through 2024, and in applicable foreign jurisdictions for tax year 2024. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or tax credit carryforward.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States, which includes a new IRC Section 174A. Under Section 174A, commencing with tax years beginning after December 31, 2024, domestic research or experimental expenditures may be deducted in the current period rather than capitalized and amortized over multiple years, as previously required under IRC Section 174. As a result of this legislation, the Company is deducting its domestic Section 174A expenditures beginning in the 2025 taxable year. OBBBA did not have a material impact on our effective tax rate, financial condition, or results of operations for the year ended December 31, 2025.

(16) Accounts Payable and Other Accrued Liabilities

The components of accounts payable and other accrued liabilities are summarized below:

	December 31,	December 31,
	2025	2024
Accrued liabilities	$2,959	$3,072
Accounts payable	501	1,265
Lease liabilities, current	899	781
Total	$4,359	$5,118

(17) Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450. To date, there have been no claims made under such indemnification provisions.

On May 8, 2025, a class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the “Ullom Action”) was filed against the Company in the United States District Court for the District of Oregon. An amended complaint was filed on November 26, 2025. The amended complaint purports to assert claims against the Company and its Chief Executive Officer and Chief Financial Officer pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between August 14, 2024 and February 26, 2025 (the “class period”). The Ullom Action seeks to recover damages allegedly caused by purported misstatements and omissions regarding the renewal status of a commercial contract, claiming that these alleged misstatements and omissions artificially inflated the price paid for our common stock during the class period.

Subsequently, five derivative lawsuits were filed nominally on the Company’s behalf, including three in the United States District Court for the District of Oregon: (i) Franchi v. McCormack et al., No. 3:25-cv-01543-AN, filed August 29, 2025 (as amended September 2, 2025) (the "Franchi Action"); (ii) Chadwick v. McCormack et al., No. 3:25-cv-01838-JR, filed October 7, 2025 (the "Chadwick action"); and (iii) Jensen v. McCormack et al., No. 3:25-cv-01891-SB, filed October 14, 2025 (the "Jensen action"); and two in the Circuit Court of the State of Oregon for the County of Multnomah: (i) Johnson v. McCormack et al., No. 25-cv-56998, filed October 23, 2025 (the "Johnson action"); and (ii) Sperry v. McCormack et al., No. 26-cv-00621, filed January 6, 2026. These derivative actions are based on the same alleged facts and circumstances as the Ullom Action and are against the Company’s Chief Executive Officer, Chief Financial Officer and directors. The derivative actions collectively assert claims pursuant to Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. Each of the five derivative lawsuits seeks to recover damages on the Company’s behalf and alleges that a legally required pre-suit demand on the Board of Directors would be futile and should be excused.

On November 4, 2025, the Chadwick, Jensen and Franchi Actions were consolidated and stayed pending resolution of the Company’s anticipated motion to dismiss in the Ullom Action. On January 5, 2026, the Johnson Action was stayed pending the same event.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)

(18) Corporate Reorganization

On  February 26, 2025, the Company announced a reduction of its global workforce to streamline the Company’s team structure to better align with its long-term growth initiatives and profitability objectives. All associated costs with the corporate reorganization are recorded as “operating expenses” in the Consolidated Statements of Operations. During the twelve months ended  December 31, 2025, the Company incurred cash severance costs totaling $3,230, reported as “cash compensation” in Note 4 Segment Information, including $1,622 related to research, development and engineering, $980 related to sales and marketing, and $628 related to general and administration.

The following table provides the details of costs and liabilities associated with the corporate reorganization announced on  February 26, 2025:

Balance at December 31, 2024	$—
Costs incurred	3,230
Cash paid	(3,230)
Balance at December 31, 2025	$—

(19) Subsequent Events

In December 2025, the Company entered into a sub-sublease agreement for the Company’s corporate headquarters in Beaverton, Oregon, whereby the Company agreed to sub-sublease 38.4 of the 65.5 thousand square feet of the building to another tenant. The term of the sub-sublease begins March 2026 and runs through September 2030. The remaining rent payments owed to the Company under the sub-sublease are $2,885.