Form 10-Q
period 2026-03-31
Digimarc CORP
filed 2026-05-13
CIK 1438231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 22,241,975 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

DIGIMARC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$8,818	$9,820
Marketable securities	1,145	3,046
Trade accounts receivable, net	7,092	6,513
Other current assets	1,988	1,961
Total current assets	19,043	21,340
Property and equipment, net	989	1,104
Intangibles, net	15,244	17,045
Goodwill	8,923	9,056
Lease right of use assets	3,121	3,238
Other assets	1,190	1,175
Total assets	$48,510	$52,958
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$6,004	$4,359
Deferred revenue	4,227	3,993
Total current liabilities	10,231	8,352
Long-term lease liabilities	4,073	4,314
Other long-term liabilities	140	63
Total liabilities	14,444	12,729
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock (par value $0.001 per share, 2,500 authorized, 10 shares issued and outstanding at March 31, 2026 and December 31, 2025)	50	50
Common stock (par value $0.001 per share, 50,000 authorized, 22,140 and 21,901 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	22	22
Additional paid-in capital	425,789	424,665
Accumulated deficit	(390,053)	(383,087)
Accumulated other comprehensive loss	(1,742)	(1,421)
Total shareholders’ equity	34,066	40,229
Total liabilities and shareholders’ equity	$48,510	$52,958

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription	$4,369	$5,314
Service	3,210	4,054
Total revenue	7,579	9,368
Cost of revenue:
Subscription (1)	456	744
Service (1)	1,378	1,407
Amortization expense on acquired intangible assets	1,208	1,132
Total cost of revenue	3,042	3,283
Gross profit	4,537	6,085
Operating expenses:
Sales and marketing	2,082	5,078
Research, development and engineering	3,747	7,634
General and administrative	5,555	5,181
Amortization expense on acquired intangible assets	289	271
Total operating expenses	11,673	18,164
Operating loss	(7,136)	(12,079)
Other income, net	171	369
Loss before income taxes	(6,965)	(11,710)
Provision for income taxes	(1)	(20)
Net loss	$(6,966)	$(11,730)

Net loss per share:
Net loss per share — basic	$(0.32)	$(0.55)
Net loss per share — diluted	$(0.32)	$(0.55)
Weighted average shares outstanding — basic	22,008	21,521
Weighted average shares outstanding — diluted	22,008	21,521

Comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(21)	$(11)
Foreign currency translation adjustment, net of tax of $0	(300)	679
Other comprehensive income (loss)	$(321)	$668
Net loss	(6,966)	(11,730)
Comprehensive loss	$(7,287)	$(11,062)

(1) Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

 DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Three Months Ended March 31, 2026
Balance at December 31, 2025	10	$50	21,901	$22	$424,665	$(383,087)	$(1,421)	$40,229
Vesting of restricted stock units	—	—	153	—	—	—	—	—
Vesting of performance restricted stock units	—	—	255	—	—	—	—	—
Purchase of common stock	—	—	(169)	—	(885)	—	—	(885)
Stock-based compensation	—	—	—	—	2,009	—	—	2,009
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(21)	(21)
Foreign currency translation adjustments	—	—	—	—	—	—	(300)	(300)
Net loss	—	—	—	—	—	(6,966)	—	(6,966)
Balance at March 31, 2026	10	$50	22,140	$22	$425,789	$(390,053)	$(1,742)	$34,066

Three Months Ended March 31, 2025
Balance at December 31, 2024	10	$50	21,495	$21	$415,049	$(350,778)	$(2,983)	$61,359
Vesting of restricted stock units	—	—	49	—	—	—	—	—
Vesting of performance restricted stock units	—	—	49	—	—	—	—	—
Purchase of common stock	—	—	(45)	1	(1,546)	—	—	(1,545)
Stock-based compensation	—	—	—	—	1,265	—	—	1,265
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(11)	(11)
Foreign currency translation adjustments	—	—	—	—	—	—	679	679
Net loss	—	—	—	—	—	(11,730)	—	(11,730)
Balance at March 31, 2025	10	$50	21,548	$22	$414,768	$(362,508)	$(2,315)	$50,017

The accompanying notes are an integral part of these consolidated financial statements.

DIGIMARC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,966)	$(11,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-off of property and equipment	154	146
Amortization of acquired intangible assets	1,497	1,403
Amortization and write-off of other intangible assets	328	193
Amortization of lease right of use assets under operating leases	117	98
Stock-based compensation	2,009	1,260
Increase (decrease) in allowance for doubtful accounts	21	—
Changes in operating assets and liabilities:
Trade accounts receivable	(566)	(149)
Other current assets	(44)	1,331
Other assets	(44)	(105)
Accounts payable and other accrued liabilities	1,624	1,549
Deferred revenue	231	689
Lease liability and other long-term liabilities	(208)	(171)
Net cash provided by (used in) operating activities	(1,847)	(5,486)
Cash flows from investing activities:
Purchase of property and equipment	(44)	(55)
Capitalized patent costs	(77)	(88)
Proceeds from maturities of marketable securities	2,128	6,564
Purchases of marketable securities	(227)	(2,864)
Net cash provided by (used in) investing activities	1,780	3,557
Cash flows from financing activities:
Purchase of common stock	(885)	(1,545)
Repayment of loans	(3)	(15)
Net cash provided by (used in) financing activities	(888)	(1,560)
Effect of exchange rate on cash	(47)	26
Net increase (decrease) in cash and cash equivalents	(1,002)	(3,463)
Cash and cash equivalents at beginning of period	9,820	12,365
Cash and cash equivalents at end of period	$8,818	$8,902
Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$(4)	$(3)
Supplemental schedule of non-cash investing activities:
Property and equipment and patent costs in accounts payable	$19	$28
Stock-based compensation capitalized to software and patent costs	$—	$5

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

Interim Consolidated Financial Statements

Our significant accounting policies are detailed in “Note 1: Description of Business and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026 (the “2025 Annual Report”).

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2025 Annual Report. The results of operations for the interim periods presented in these consolidated financial statements are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Digimarc and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. The ASU requires disaggregated disclosure of income statement expenses, primarily on disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This authoritative guidance will be effective for the Company starting in the fiscal year ending December 31, 2027 for annual periods and in the first quarter of the fiscal year ending December 31, 2028 for interim periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s disclosures.

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

The Company’s fair value hierarchy for its cash equivalents and marketable securities was as follows:

March 31, 2026	Level 1	Level 2	Level 3	Total
Money market securities	$2,042	$—	$—	$2,042
Commercial paper	—	3,157	—	3,157
Corporate notes	—	1,145	—	1,145
Pre-refunded municipals	—	350	—	350
Total	$2,042	$4,652	$—	$6,694

December 31, 2025	Level 1	Level 2	Level 3	Total
Money market securities	$1,210	$—	$—	$1,210
Commercial paper	—	7,093	—	7,093
Federal agency notes	—	2,223	—	2,223
Corporate notes	—	923	—	923
Total	$1,210	$10,239	$—	$11,449

The fair value maturities of the Company’s cash equivalents and marketable securities as of March 31, 2026, were as follows:

	Maturities by Period
		Less than	1-5	5-10	More than
	Total	1 year	years	years	10 years
Cash equivalents and marketable securities	$6,694	$6,694	$—	$—	$—

The Company considers all highly liquid marketable securities with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include commercial paper, money market securities, federal agency notes, corporate notes, and pre-refunded municipals totaling $5,549 and $8,403 at  March 31, 2026 and December 31, 2025, respectively. Cash equivalents are carried at either cost or fair value, depending on the type of security.

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

All revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss is considered to be revenue from contracts with customers.

The following table provides information about disaggregated revenue by major target market in the Company’s single reporting segment:

	Three Months Ended March 31,
	2026	2025
Commercial:
Subscription	$4,069	$5,014
Service	59	796
Total Commercial	4,128	5,810
Government:
Subscription	$300	$300
Service	3,151	3,258
Total Government	3,451	3,558
Total	$7,579	$9,368

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

The following table provides information about contract assets:

	March 31,	December 31,
	2026	2025
Contract acquisition costs, current	$162	$193
Contract acquisition costs, long-term	150	176
Total	$312	$369

The Company has contract liabilities from contracts with customers that are classified as “deferred revenue” in the Consolidated Balance Sheets. Deferred revenue consists of billings in advance for subscriptions and services for which the performance obligation has not been satisfied.

The following table provides information about contract liabilities:

	March 31,	December 31,
	2026	2025
Deferred revenue, current	$4,227	$3,993
Deferred revenue, long-term	14	17
Total	$4,241	$4,010

The Company recognized $1,785 of revenue during the three months ended March 31, 2026, that was included in the contract liability balance as of December 31, 2025.

The aggregate amount of the transaction prices from contractual obligations that are unsatisfied or partially unsatisfied was $26,712 and $27,989 as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026, the Company expects $21,396 of the $26,712 to be recognized as revenue during the next twelve months.

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

The following table illustrates reported segment revenue, segment profit and loss, and significant segment expenses.

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription	$4,369	$5,314
Service	3,210	4,054
Total revenue	7,579	9,368
Cost of revenue:
Subscription (1)	456	744
Service (1)	1,378	1,407
Amortization expense on acquired intangible assets	1,208	1,132
Total cost of revenue	3,042	3,283
Operating expenses:
Cash compensation	4,650	12,041
Stock-based compensation	1,662	1,123
Professional services and consultants	3,480	2,853
Software and hardware	513	853
Depreciation and amortization	563	476
Other segment items (2)	805	818
Total operating expenses	11,673	18,164
Operating loss	(7,136)	(12,079)
Other income, net	171	369
Provision for income taxes	(1)	(20)
Net loss	$(6,966)	$(11,730)

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.
(2)	Other segment items include training and travel expenses, recruiting expenses, rent and facility expenses, bad debt expenses and other miscellaneous costs.

Geographic Information

The Company markets its products in the U.S. and in non-U.S. countries through its sales personnel and partners. Revenue by geographic area, based upon the “bill-to” location, was as follows:

	Three Months Ended March 31,
	2026	2025
Domestic	$1,868	$2,146
International (1)	5,711	7,222
Total	$7,579	$9,368

(1)	Revenue from the Central Banks, consisting of a consortium of central banks around the world, is classified as international revenue. Reporting revenue by country for this customer is not practicable.

Major Customers

The following customers accounted for 10% or more of revenue:

	Three Months Ended March 31,
	2026	2025
Customer A	45%	38%
Customer B	12%	19%

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

5. Stock-Based Compensation

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. These awards include restricted stock awards ("RSA"), restricted stock units ("RSU"), performance restricted stock units ("PRSU"), and shares offered for purchase under the Company's Employee Stock Purchase Plan ("ESPP").

Stock-based compensation expense related to internal labor is capitalized to software and patent costs based on direct labor hours charged to capitalized software and patent costs.

Determining Fair Value

Restricted Stock Awards

The fair value of RSAs that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants and one to three years for director grants.

Restricted Stock Units

The fair value of RSU awards that vest upon meeting a service condition is based on the fair market value of the Company’s common stock on the date of the grant (measurement date) and is recognized on a straight-line basis over the service period of the award, which is generally three to four years for employee grants.

Performance Restricted Stock Units

The fair value of PRSU awards that vest upon meeting a service condition and a performance condition, such as the Company exceeding a future annual recurring revenue target, is determined based on the fair market value of the Company’s common stock on the date of the grant (measurement date), adjusted for probability of achievement of the performance criteria as of each reporting date, and is recognized on a straight-line basis over the service period of the award, which is generally one to three years for employee grants. The probability of achievement is subject to judgment, and could change from period to period, impacting the amount of expense to be recognized.

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

Stock-Based Compensation

	Three Months Ended March 31,
	2026	2025
Stock-based compensation:
Cost of revenue	$347	$137
Sales and marketing	56	355
Research, development and engineering	619	407
General and administrative	987	361
Stock-based compensation expense	2,009	1,260
Capitalized to software and patent costs	—	5
Total stock-based compensation	$2,009	$1,265

The following table sets forth total unrecognized compensation costs related to non-vested stock-based awards granted under the Company’s stock incentive plan:

	March 31,	December 31,
	2026	2025
Total unrecognized compensation costs	$9,962	$13,110

Total unrecognized compensation costs will be adjusted based on updates to the estimated future achievement of performance conditions on PRSU awards as well as for any future forfeitures if and when they occur.

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

The Company expects to recognize the total unrecognized compensation costs as of March 31, 2026, for all non-vested stock-based awards over weighted average periods through  March 31, 2030, as follows:

	RSAs	RSUs	PRSUs	ESPP
Weighted average period (in years)	0.63	1.60	1.95	0.75

As of March 31, 2026, under the Company’s stock incentive plan, an additional 2,517 shares remained available for future grants, and under the Company's ESPP, an additional 189 shares remained available for future offering periods. The Company issues new shares upon the grants of RSAs, upon vesting of RSU and PRSU awards, and upon purchase of ESPP shares.

Restricted Stock Awards Activity

The following table presents the unvested RSA activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended March 31, 2026:	Shares	Fair Value
Unvested balance at December 31, 2025	$85	$15.77
Granted	—	$—
Vested	(2)	$35.82
Forfeited	—	$—
Unvested balance at March 31, 2026	$83	$15.32

The fair value of RSAs vested is as follows:

	Three Months Ended March 31,
	2026	2025
Fair value of RSAs vested	$12	$301

Restricted Stock Units Activity

The following table presents the unvested RSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended March 31, 2026:	Shares	Fair Value
Unvested balance at December 31, 2025	$584	$15.32
Granted	77	$4.79
Vested	(153)	$11.62
Forfeited	(34)	$21.08
Unvested balance at March 31, 2026	$474	$14.40

The fair value of RSU awards vested is as follows:

	Three Months Ended March 31,
	2026	2025
Fair value of RSU awards vested	$761	$1,726

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Performance Restricted Stock Units Activity

The following table presents the unvested PRSU award activity:

		Weighted
		Average
	Number of	Grant Date
Three Months Ended March 31, 2026:	Shares	Fair Value
Unvested balance at December 31, 2025	$533	$20.70
Change in units based on performance expectations	(26)	$61.43
Granted	—	$—
Vested	(255)	$12.86
Forfeited	(29)	$30.55
Unvested balance at March 31, 2026	$223	$23.53

The fair value of PRSU awards vested is as follows:

	Three Months Ended March 31,
	2026	2025
Fair value of PRSU awards vested	$1,373	$1,707

6. Earnings Per Share

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

The following table reconciles earnings (loss) per share:

	Three Months Ended March 31,
	2026	2025
Basic Earnings (Loss) per Share:
Net loss — basic	$(6,966)	$(11,730)
Weighted average shares outstanding — basic	22,008	21,521
Net loss per share — basic	$(0.32)	$(0.55)

Diluted Earnings (Loss) per Share:
Net loss — diluted	$(6,966)	$(11,730)
Weighted average shares outstanding — diluted	22,008	21,521
Net loss per share — diluted	$(0.32)	$(0.55)

The following table indicates the stock equivalents related to unvested RSUs and PRSUs that were anti-dilutive and excluded from diluted earnings (loss) per share calculations:

	Three Months Ended March 31,
	2026	2025
Anti-dilutive shares due to net loss	—	119

7. Trade Accounts Receivable

Trade Accounts Receivable

Trade accounts receivables are recorded at the contractual or invoiced amount.

	March 31,	December 31,
	2026	2025
Trade accounts receivable, current	$7,871	$7,271
Trade accounts receivable, long-term	42	90
Allowance for doubtful accounts	(779)	(758)
Trade accounts receivable, net	$7,134	$6,603
Unpaid deferred revenue included in trade accounts receivable	$1,534	$2,597

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

Major Customers

The following customers accounted for 10% or more of trade accounts receivable, net:

	March 31,	December 31,
	2026	2025
Company A	30%	47%
Company B	27%	19%

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

	March 31,	December 31,
	2026	2025
Software	6,065	6,061
Equipment	2,628	2,621
Leasehold improvements	192	227
Office furniture and fixtures	63	63
Gross property and equipment	8,948	8,972
Accumulated depreciation	(7,959)	(7,868)
Property and equipment, net	$989	$1,104

9. Goodwill

The Company performs its annual goodwill impairment test during the second quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value may exceed the fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company operates as a single reporting unit. The Company estimates the fair value of its single reporting unit using a market approach, which takes into account the Company’s market capitalization plus an estimated control premium. No impairment charges were recorded for the three months ended March 31, 2026 and 2025.

Balance at December 31, 2025	$9,056
Currency translation adjustments	(133)
Balance at March 31, 2026	$8,923

10. Intangibles

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2026 and 2025.

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

DIGIMARC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except per share data)
(UNAUDITED)

Amortization of intangible assets acquired is calculated using the straight-line method over the estimated useful lives of the assets.

	Estimated Life	March 31,	December 31,
	(years)	2026	2025
Capitalized patent costs	~17	$8,550	$8,795

Intangible assets acquired:
Developed technology	5	23,693	24,095
Customer relationships	10	11,322	11,514
Purchased intellectual property	10	250	250
Gross intangible assets		43,815	44,654
Accumulated amortization		(28,571)	(27,609)
Intangibles, net		$15,244	$17,045

The amortization of capitalized patent costs, purchased intellectual property, and developed technology is recorded in “cost of revenue” and the amortization of customer relationships is recorded in “operating expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Amortization expense on intangible assets was as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$1,608	$1,537

For intangible assets recorded at March 31, 2026, the estimated future aggregate amortization expense for the years ending December 31, 2026 through December 31, 2030 is as follows:

Amortization
Expense
Remainder of 2026	4,728
2027	1,555
2028	1,546
2029	1,521
2030	1,487

11. Leases

The Company accounts for leases in accordance with ASC No. 842, “Leases.”

In February 2022, the Company entered into a sublease agreement and lease extension agreement for office space in Beaverton, Oregon to move the Company’s corporate headquarters. The term of the sublease and lease extension runs through September 2030, with remaining rent payments as of March 31, 2026, totaling $6,157 plus operating expenses, payable in monthly installments. The first 26 months of rent payments and operating expenses were abated to cover the remaining lease term on the Company’s former corporate headquarters.

All of the Company’s leases are operating leases. The following table provides additional details of leases presented in the Consolidated Balance Sheets:

	March 31,	December 31,
	2026	2025
Lease right of use assets	$3,121	$3,238
Lease liabilities, current	$931	$899
Lease liabilities, long-term	$4,073	$4,314

Weighted-average remaining life (in years)	4.5	4.7
Weighted-average discount rate	9%	9%

The current lease liabilities are included in “accounts payable and other accrued liabilities” in the Consolidated Balance Sheets.

The carrying value of the lease right of use assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$349	$369
Cash paid for operating leases	$443	$452

The table below reconciles the aggregate cash payment obligations for the next five years and total of the remaining years for the operating lease liability recorded in the Consolidated Balance Sheets as of March 31, 2026:

Cash
Payment
Obligations
Remainder of 2026	$1,025
2027	1,397
2028	1,296
2029	1,389
2030	1,066
Thereafter	—
Total lease payments	6,173
Imputed interest	(1,169)
Total minimum lease payments	$5,004

In December 2025, the Company entered into a sub-sublease agreement for the Company's corporate headquarters in Beaverton, Oregon, whereby the Company agreed to sub-sublease 38 thousand of the 65 thousand square feet of the building to another tenant. The term of the sub-sublease began on March 1, 2026 and runs through September 2030. The Company has recognized net sublease income of $48 for the three months ended March 31, 2026 in the Consolidated Statements of Operations and Comprehensive Loss and in "cash flows from operating activities" in the Consolidated Statements of Cash Flows. The remaining rent payments owed to the Company under the sub-sublease are $2,818.

12. Accounts Payable and Accrued liabilities

The components of accounts payable and accrued liabilities are summarized below:

	March 31,	December 31,
	2026	2025
Accrued liabilities	$3,998	$2,959
Accounts payable	1,075	501
Lease liabilities, current	931	899
Accounts payable and other accrued liabilities	$6,004	$4,359

13. Other Income

The following table provides activity in other income, net:

	Three Months Ended March 31,
	2026	2025
Interest income	$101	$254
Refundable tax credit	18	87
Foreign currency gains (losses)	4	28
Other income (loss)	48	—
Other income, net	$171	$369

14. Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three months ended March 31, 2026 and 2025 was 0%.

The valuation allowance against net deferred tax assets as of March 31, 2026, was $113,664, an increase of $918 from $112,746 as of December 31, 2025. The Company continues to provide for a valuation allowance to offset its net deferred tax assets until such time it is more likely than not the tax assets or portions thereof will be realized.

Excess tax deficiencies of $2,968 and $131 were recognized in the provision for income taxes for the three months ended March 31, 2026 and 2025, respectively, which were offset by $2,968 and $131 of valuation allowance, respectively.

15. Commitments and Contingencies

Certain of the Company’s product and services agreements include an indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC No. 450 “Contingencies.” To date, there have been no claims made under such indemnification provisions.

The Company is subject to certain legal proceedings, including ongoing securities and derivative matters, as previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2025. On February 9, 2026, the Company and its Chief Executive Officer and Chief Financial Officer moved to dismiss the class action lawsuit captioned Ullom v. Digimarc Corp., et al., No. 3:25-cv-00779-JR (the "Ullom Action"). On February 11, 2026, the two derivative lawsuits filed in the Circuit Court of the State of Oregon for the County of Multnomah, Johnson v. McCormack et al., No. 25-cv-56998 and Sperry v. McCormack et al., No. 26-cv-00621, were consolidated and remain stayed pending resolution of the defendants' motion to dismiss in the Ullom Action.

These cases are at an early stage. The Company believes it has defenses to the claims and is responding accordingly.

16. Subsequent Events

On April 30, 2026, the Company’s shareholders approved a previously announced holding‑company reorganization pursuant to which Digimarc Corporation would become a wholly owned subsidiary of Digimarc Parent, Inc. (formerly Deschutes Parent, Inc.), a newly formed Oregon corporation, and each outstanding share of the Company’s common stock would be exchanged for one share of common stock of Digimarc Parent, Inc. on a one‑for‑one basis. The reorganization is intended, among other things, to support the Company’s long‑term equity incentive strategy and better align employee and executive compensation with long‑term shareholder value creation.

The Company currently expects the reorganization to be completed following satisfaction of the remaining customary closing conditions. Additional information regarding the reorganization is included in the Company’s previously filed proxy materials.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are also urged to carefully review and consider the disclosures made in Part II, Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes included in our 2025 Annual Report, and other reports and filings we have made with the SEC.

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

Overview

Digimarc, an Oregon corporation, is building the trust layer for the modern world. As artificial intelligence ("AI") accelerates how people produce, share, and interact with the world, the risks of fraud, counterfeiting, and misinformation are growing exponentially. The impacts of these threats are evidenced by:

•	Consumers demanding more transparency into how, where, and by whom products are made.

•	Brands and creators facing rampant counterfeiting and intellectual property theft.

•	Retailers losing hundreds of billions of dollars annually to shrink and theft.

•	Enterprises experiencing an increase in information leaks and digital manipulation.

•	AI-generated content blurring reality, sowing confusion and mistrust.

•	Regulators increasing pressure on companies to prove product authenticity and data integrity.

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

Our intellectual property contains many innovations in digital watermarking, content and object recognition, product authentication, and related fields. To protect our inventions, we have implemented an extensive intellectual property protection program that relies on a combination of patent, copyright, trademark and trade secret laws, and nondisclosure agreements and other contracts. As a result, we believe we have one of the world’s most extensive patent portfolios in digital watermarking and related fields, with approximately 675 U.S. and foreign patents granted and applications pending as of March 31, 2026. The patents in our portfolio each have a life of approximately 20 years from the patent’s effective filing date.

Critical Accounting Policies and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part III, Item 15 of our 2025 Annual Report (“Exhibits and Financial Statement Schedules”), in “Note 1: Description of Business and Summary of Significant Accounting Policies,” which is incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue. Unless stated otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the three months ended March 31, 2026, and all changes discussed with respect to such period reflect changes compared to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Percentages are percent of total revenue
Revenue:
Subscription	58%	57%
Service	42%	43%
Total revenue	100%	100%
Cost of revenue:
Subscription (1)	6%	8%
Service (1)	18%	15%
Amortization expense on acquired intangible assets	16%	12%
Total cost of revenue	40%	35%
Gross profit	60%	65%
Operating expenses:
Sales and marketing	27%	54%
Research, development and engineering	49%	81%
General and administrative	73%	55%
Amortization expense on acquired intangible assets	4%	3%
Total operating expenses	154%	194%
Operating loss	(94)%	(129)%
Other income, net	2%	4%
Loss before income taxes	(92)%	(125)%
Provision for income taxes	(—)%	(—)%
Net loss	(92)%	(125)%

(1)	Cost of revenue for Subscription and Service excludes amortization expense on acquired intangible assets.

Summary

Total revenue for the three months ended March 31, 2026, decreased $1.8 million, or 19%, to $7.6 million, compared to $9.4 million for the three months ended March 31, 2025. Subscription revenue decreased $0.9 million, primarily reflecting a decrease of $1.5 million from the expiration of two commercial contracts in 2025, partially offset by higher subscription revenue from new and existing commercial contracts. Service revenue decreased $0.8 million, primarily reflecting $0.5 million lower commercial service revenue from HolyGrail 2.0 recycling projects, as that work was previously completed.

Total operating expenses for the three months ended March 31, 2026, decreased $6.5 million, or 36%, to $11.7 million, compared to $18.2 million for the three months ended March 31, 2025. The decrease primarily reflects decreases in cash compensation costs of $7.4 million, consulting costs of $0.5 million and software and hardware costs of $0.3 million, partially offset by increases in legal costs of $1.0 million and stock compensation costs of $0.5 million. The $7.4 million decrease in cash compensation costs primarily reflects $4.2 million of lower costs largely due to lower headcount and $3.2 million of cash severance costs resulting from the reduction in force in the first quarter of 2025. The $1.0 million increase in legal costs primarily reflects costs associated with the corporate reorganization.

Revenue

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Revenue:
Subscription	$4,369	$5,314	$(945)	(18)%
Service	3,210	4,054	(844)	(21)%
Total	$7,579	$9,368	$(1,789)	(19)%
Revenue (as % of total revenue):
Subscription	58%	57%
Service	42%	43%
Total	100%	100%

Subscription

Subscription revenue consists primarily of revenue earned from subscription fees for access to our SaaS platform and products and, to a lesser extent, licensing fees for our software products and intellectual property. The majority of subscription contracts are recurring, paid in advance and recognized over the term of the subscription, which is typically one to three years.

The $0.9 million decrease in subscription revenue for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects a decrease of $1.5 million from the expiration of two commercial contracts in 2025, partially offset by an increase from new and existing commercial contracts.

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

The $0.8 million decrease in service revenue for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by geography

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Revenue by geography:
Domestic	$1,868	$2,146	$(278)	(13)%
International	5,711	7,222	(1,511)	(21)%
Total	$7,579	$9,368	$(1,789)	(19)%
Revenue (as % of total revenue):
Domestic	25%	23%
International	75%	77%
Total	100%	100%

Domestic

The $0.3 million decrease in domestic revenue for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial subscription contract with a domestic customer in October 2025, partially offset by higher commercial subscription revenue from new and existing contracts with domestic customers.

International

The $1.5 million decrease in international revenue for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects a decrease of $0.8 million from the expiration of a commercial subscription and service contract with an international customer in April 2025 and $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects.

Revenue by market

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Commercial:
Subscription	$4,069	$5,014	$(945)	(19)%
Service	59	796	(737)	(93)%
Total Commercial	$4,128	$5,810	$(1,682)	(29)%

Government:
Subscription	$300	$300	$—	—%
Service	3,151	3,258	(107)	(3)%
Total Government	$3,451	$3,558	$(107)	(3)%
Total	$7,579	$9,368	$(1,789)	(19)%

Revenue (as % of total revenue):
Commercial	54%	62%
Government	46%	38%
Total	100%	100%

Commercial

The $1.7 million decrease in commercial revenue for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects a decrease of $1.6 million from the expiration of two commercial contracts in 2025 and $0.5 million of lower commercial service revenue from HolyGrail 2.0 recycling projects, partially offset by higher commercial subscription revenue from new and existing customers.

Government

The $0.1 million decrease in government revenue for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, reflects $0.1 million of lower government service revenue from the Central Banks.

Annual Recurring Revenue (“ARR”)

	As of	As of	Dollar	Percent
	March 31,	March 31,	Increase	Increase
	2026	2025	(Decrease)	(Decrease)
ARR	$15,038	$19,973	$(4,935)	(25)%

ARR decreased $4.9 million from $20.0 million as of March 31, 2025 to $15.0 million as of March 31, 2026, reflecting the expiration of two commercial contracts, one in April 2025 that accounted for $3.7 million of ARR and the other in October 2025 that accounted for $3.1 million of ARR, partially offset by $1.8 million of net increases to ARR from new and existing commercial contracts.

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

•	payments to outside contractors that are billed to customers;

•	charges for equipment and software directly used by customers; and

•	travel costs that are billed to customers.

Amortization expense on acquired intangible assets includes:

•	amortization expense recognized on the developed technology intangible asset acquired in the EVRYTHNG acquisition.

Gross profit

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Gross Profit:
Subscription (1)	$3,913	$4,570	$(657)	(14)%
Service (1)	1,832	2,647	(815)	(31)%
Amortization expense on acquired intangible assets	(1,208)	(1,132)	(76)	(7)%
Total	$4,537	$6,085	$(1,548)	(25)%
Gross Profit Margin:
Subscription (1)	90%	86%
Service (1)	57%	65%
Total	60%	65%

(1)	Gross Profit and Gross Profit Margin for Subscription and Service excludes amortization expense on acquired intangible assets.

The $1.5 million decrease in total gross profit for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects $1.8 million of lower revenue, partially offset by $0.3 million of lower cost of subscription revenue.

The increase in subscription gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects $0.3 million of lower cost of subscription revenue.

The decrease in service gross profit margin, excluding amortization expense on acquired intangible assets, for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects a less favorable mix of service revenue.

Operating expenses

Sales and marketing

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Sales and marketing	$2,082	$5,078	$(2,996)	(59)%
Sales and marketing (as % of total revenue)	27%	54%

Sales and marketing expenses consist primarily of:

•

compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our sales, marketing, product, professional services and customer support personnel;

•	travel and market research costs, and costs associated with marketing programs, such as trade shows, public relations and new product launches;

•	consulting costs for sales and marketing and product initiatives; and

•	the allocation of facilities and information technology costs.

The $3.0 million decrease in sales and marketing expenses for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects:

•	lower cash compensation costs of $1.7 million largely due to lower headcount;

•	lower cash severance costs of $0.9 million resulting from the reduction in force in 2025; and

•	lower stock compensation costs of $0.3 million.

Research, development and engineering

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Research, development and engineering	$3,747	$7,634	$(3,887)	(51)%
Research, development and engineering (as % of total revenue)	49%	81%

Research, development and engineering expenses consist primarily of:

•	compensation, benefits, incentive compensation in the form of cash and stock-based compensation and related costs of our software and hardware developers and quality assurance personnel;

•	payments to outside contractors for software development services;

•	the purchase of materials and services for platform and product development; and

•	the allocation of facilities and information technology costs.

The $3.9 million decrease in research, development and engineering expenses for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects:

•	lower cash compensation costs of $1.9 million largely due to lower headcount;

•	lower cash severance costs of $1.6 million resulting from the reduction in force in 2025; and

•	lower software and hardware costs of $0.3 million.

General and administrative

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
General and administrative	$5,555	$5,181	$374	7%
General and administrative (as % of total revenue)	73%	55%

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

The  $0.4 million  increase in general and administrative expenses for the three months ended March 31, 2026 , compared to the corresponding three months ended March 31, 2025, primarily reflects:

•	higher legal costs of $1.0 million, largely related to the corporate reorganization;

•	higher stock compensation costs of $0.6 million; and

•	lower allocation out for facilities and information technology costs of $0.3 million primarily due to lower allocable costs; partially offset by

•	lower cash severance costs of $0.7 million resulting from the reduction in force in 2025;

•	lower cash compensation costs of $0.6 million largely due to lower headcount; and

•	lower consulting costs of $0.5 million.

Amortization expense on acquired intangible assets

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Amortization expense on acquired intangible assets	$289	$271	$18	7%
Amortization expense on acquired intangible assets (as % of total revenue)	4%	3%

Amortization expense on acquired intangible assets relates to amortization expense recognized on the customer relationships intangible asset acquired in the EVRYTHNG acquisition.

The insignificant change in amortization expense on acquired intangible assets reflects the impact of changes in foreign currency exchange rates.

Stock-based compensation

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Cost of revenue	$347	$137	$210	153%
Sales and marketing	56	355	(299)	(84)%
Research, development and engineering	619	407	212	52%
General and administrative	987	361	626	173%
Total	$2,009	$1,260	$749	59%

The $0.7 million increase in stock-based compensation expense for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects a larger number of employee stock grants.

We anticipate incurring an additional $10.0 million in stock-based compensation expense through March 31, 2030, for stock awards outstanding as of March 31, 2026.

Other income, net

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Other income, net	$171	$369	$(198)	(54)%
Other income, net (as % of total revenue)	2%	4%

The $0.2 million decrease in other income, net for the three months ended March 31, 2026, compared to the corresponding three months ended March 31, 2025, primarily reflects lower interest income due to lower marketable securities balances and interest rates.

Income Taxes

The provision for income taxes reflects current taxes and deferred taxes. The effective tax rate for each of the three months ended March 31, 2026 and 2025 was 0%. Our effective tax rate is significantly lower than our statutory tax rate because we have a valuation allowance recorded against our deferred tax assets.

The valuation allowance against deferred tax assets as of March 31, 2026, was $113.7 million, an increase of $0.9 million from $112.7 million as of December 31, 2025.

We continually assess the applicability of a valuation allowance against our deferred tax assets. Based upon the positive and negative evidence available as of March 31, 2026, and largely due to the cumulative loss incurred by us over the last several years, which is considered a significant piece of negative evidence when assessing the realizability of deferred tax assets, a valuation allowance is recorded against our deferred tax assets. We will not record tax benefits on any future losses until it is determined that those tax benefits will be realized. Future reversals of the valuation allowance would result in a tax benefit in the period recognized.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with U.S. GAAP (“GAAP”) as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that excludes amounts that are not normally excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, GAAP financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP. Our management uses and relies on Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share, which are all non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods.

Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

We define Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share excluding the adjustments in the table below. These non-GAAP financial measures are an important measure of our operating performance because they allow management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing non-cash and non-recurring activities that can affect comparability.

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

The following table presents a reconciliation of Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP operating expenses, Non-GAAP net loss, and Non-GAAP net loss per diluted share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
GAAP gross profit	$4,537	$6,085
Amortization of acquired intangible assets	1,208	1,132
Amortization and write-off of other intangible assets (1)	207	220
Stock-based compensation	347	137
Non-GAAP gross profit	$6,299	$7,574
Non-GAAP gross profit margin	83%	81%

GAAP operating expenses	$11,673	$18,164
Depreciation and write-off of property and equipment	(154)	(146)
Amortization of acquired intangible assets	(289)	(271)
Amortization and write-off of other intangible assets	(121)	(59)
Amortization of lease right of use assets under operating leases	(117)	(98)
Stock-based compensation	(1,662)	(1,123)
Corporate reorganization expenses	(1,223)	—
Non-GAAP operating expenses	$8,107	$16,467

GAAP net loss	$(6,966)	$(11,730)
Total adjustments to gross profit	1,762	1,489
Total adjustments to operating expenses	3,566	1,697
Non-GAAP net loss	$(1,638)	$(8,544)

GAAP net loss per diluted share	$(0.32)	$(0.55)
Non-GAAP net loss	$(1,638)	$(8,544)
Non-GAAP net loss per diluted share	$(0.07)	$(0.40)

(1)	In the second quarter of fiscal 2025, management updated its definition of Non-GAAP gross profit to adjust for the amortization of patent maintenance costs. The related amortization expense for the three months ended March 31, 2026 and 2025 is now reflected in “amortization and write-off of other intangible assets” above to calculate Non-GAAP gross profit, Non-GAAP gross profit margin, Non-GAAP net loss and Non-GAAP net loss per diluted share.

Non-GAAP gross profit for the three months ended March 31, 2026, decreased by $1.3 million compared to the three months ended March 31, 2025. The decrease primarily reflects lower revenue, partially offset by lower cost of subscription revenue.

Non-GAAP gross profit margin for the three months ended March 31, 2026, increased to 83% compared to 81% for the three months ended March 31, 2025. The increase primarily reflects a lower cost of subscription revenue.

Non-GAAP operating expenses for the three months ended March 31, 2026, decreased by $8.4 million compared to the three months ended March 31, 2025. The decrease primarily reflects $4.2 million of lower cash compensation costs largely due to lower headcount, $3.2 million lower cash severance costs resulting from the reduction in force in the first quarter of 2025, $0.5 million lower consulting costs, and $0.3 million of lower software and hardware costs.

Liquidity and Capital Resources

	March 31,	December 31,
	2026	2025
Working capital	$8,812	$12,988
Current ratio (1)	1.9:1	2.6:1
Cash, cash equivalents and short-term marketable securities	$9,963	$12,866

(1)	The current ratio is calculated by dividing total current assets by total current liabilities.

The $2.9 million decrease in cash, cash equivalents and marketable securities at March 31, 2026, from December 31, 2025, resulted primarily from:

•	$1.8 million of cash used in operations; and

•	$0.9 million of cash used for purchases of common stock related to tax withholding in connection with the vesting of restricted stock, restricted stock units, and performance restricted stock units.

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

A decline in the market value of any security that is deemed to be other-than-temporary is charged to earnings. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and evidence indicating that the cost of the investment is recoverable outweighs evidence to the contrary. There have been no other-than-temporary impairments identified or recorded by us for the three months ended March 31, 2026 and 2025.

Cash flows from operating activities

The components of cash flows used in operating activities were:

	Three Months Ended March 31,		Dollar	Percent
	2026	2025	Increase/(Decrease)	Increase/(Decrease)
Net loss	$(6,966)	$(11,730)	$(4,764)	(41)%
Non-cash items included in net loss	4,126	3,100	(1,026)	(33)%
Changes in operating assets and liabilities	993	3,144	2,151	68%
Net cash used in operating activities	$(1,847)	$(5,486)	$(3,639)	(66)%

Cash used in operating activities for the three months ended March 31, 2026, decreased by $3.6 million, compared to the corresponding three months ended March 31, 2025, reflecting a $4.8 million lower net loss and $1.0 million of higher non-cash items included in net loss, partially offset by a $2.2 million change in operating assets and liabilities due to unfavorable timing. The increase in non-cash items included in net loss primarily reflects $0.7 million of higher stock compensation expense. The unfavorable timing of operating assets and liabilities primarily reflects the timing and amount of refundable tax credits, customer receipts, and vendor prepayments.

     Cash flows from investing activities

Cash flows from investing activities for the three months ended March 31, 2026, decreased by $1.8 million, compared to the corresponding three months ended March 31, 2025, primarily reflecting $4.4 million of lower proceeds from maturities of marketable securities, partially offset by $2.6 million of lower purchases of marketable securities.

     Cash flows from financing activities

Cash flows from financing activities for the three months ended March 31, 2026, increased by $0.7 million, compared to the corresponding three months ended March 31, 2025, primarily reflecting $0.7 million of lower purchases of common stock.

Future Cash Expectations

We believe that our current cash, cash equivalents, and marketable securities balances will satisfy our projected working capital and capital expenditure requirements for at least the next 12 months.

Our commercial subscription revenue in fiscal 2026 has been negatively impacted by the expiration of two commercial contracts that ended in 2025. The two expired commercial contracts contributed $1.5 million of subscription revenue during the three months ended March 31, 2025 compared to $0 during the three months ended March 31, 2026.

Shelf Registration

On June 23, 2023, we filed a new shelf registration statement on Form S-3 that included $34.6 million of unsold securities from our prior shelf registration statement filed on June 5, 2020. The new shelf registration statement became effective on July 19, 2023, and expires on July 19, 2026. Under the new shelf registration statement, we may sell securities in one or more offerings up to $100.0 million. As of March 31, 2026, $67.5 million remained available under the new shelf registration statement.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. Words such as “may,” “might,” “plan,” “should,” “could,” “expect,” “anticipate,” “intend,” “believe,” “project,” “forecast,” “estimate,” “continue,” and variations of such terms or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us, and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements, and investors are cautioned not to place undue reliance on such statements. We believe that the following factors, among others (including those described in Item 1A. “Risk Factors” of our 2025 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us. Forward-looking statements include but are not limited to statements relating to:

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

We believe that the risk factors specified above and the risk factors contained in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, among others, could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf. Investors should understand that it is not possible to predict or identify all risk factors and that there may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report on Form 10-Q.

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

Changes in Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2025, the Chadwick, Jensen and Franchi Actions were consolidated and stayed pending resolution of the Company’s anticipated motion to dismiss in the Ullom Action. On January 5, 2026, the Johnson Action was stayed pending the same event. On February 9, 2026, the Company and its Chief Executive Officer and Chief Financial Officer moved to dismiss the Ullom Action. On February 11, 2026, the Johnson and the Sperry Actions were consolidated and remain stayed pending resolution of the defendants' motion to dismiss in the Ullom Action. These cases are at an early stage, and the Company believes it has defenses against the claims and is responding accordingly.

Item 1A.      Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors. Detailed information about risk factors that may affect Digimarc’s actual results are set forth in Part I, Item 1A: “Risk Factors” of our 2025 Annual Report. The risks and uncertainties described in our 2025 Annual Report are those risks of which we are aware and that we consider to be material to our business, and such risk factors have not changed materially. If any of those risks and uncertainties develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchase shares of common stock in satisfaction of required withholding of income tax liability in connection with the vesting of restricted stock, restricted stock units and performance restricted stock units.

The following table sets forth information regarding purchases of our equity securities during the three months ended March 31, 2026:

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as	may yet be
	Total number	Average price	part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased (1)	share (1)	or programs	or programs
Month 1
January 1, 2026 to January 31, 2026	—	$—	—	$—
Month 2
February 1, 2026 to February 28, 2026	131,335	$4.86	—	$—
Month 3
March 1, 2026 to March 31, 2026	37,900	$6.53	—	$—
Total	169,235	$5.23	—	$—

(1)

Shares of common stock withheld (purchased) by us in satisfaction of required withholding of income tax liability upon vesting of restricted stock, restricted stock units and performance restricted stock units.

Item 5.               Other Information

None of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended  March 31, 2026.

Item 6.         Exhibits.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization by and among Digimarc Corporation, Digimarc Parent, Inc. (formerly Deschutes Parent, Inc.) and Deschutes Merger Sub, Inc., dated as of March 12, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on March 12, 2026 (File No. 001-34108))

2.2	Agreement and Plan of Merger by and among Digimarc Corporation, Digimarc Parent, Inc. (formerly Deschutes Parent, Inc.) and Deschutes Merger Sub, Inc., dated as of March 12, 2026 (incorporated by reference to exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the Commission on March 12, 2026 (File No. 001-341086))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	DIGIMARC CORPORATION

	By:	/S/ Charles Beck
CHARLES BECK
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)